Form 10-Q
period 1996-03-31
NORTH CENTRAL BANCSHARES INC
filed 1996-05-10
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[Mark One]
[   X   ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[        ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT

     For the transition period from              to
                                    ------------    ------------

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)


             IOWA                                     42-1449849
(State or other jurisdiction of                   (I. R. S. Employer
 incorporation or organization)                   Identification Number)

                    825 CENTRAL AVENUE FORT DODGE, IOWA 50501
                    (Address of principal executive offices)

Registrant's telephone number,including area code  515-576-7531


                                      NONE
 Former name, former address and former fiscal year, if changed since last report

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
 X        No
- - ---          ---
         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [x]

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                                       OUTSTANDING AT MAY 9, 1996

(Common Stock, $.01 par value)                                    4,011,057

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                    Page

PART I.  FINANCIAL INFORMATION

           Item 1.  Consolidated Condensed
           Financial Statements (unaudited)                        1 to 5

           Consolidated Condensed Statements of
           Financial Condition at March 31,
           1996 and December 31, 1995                                    1

           Consolidated Condensed Statements of
           Income for the three months ended
           March 31, 1996 and 1995                                       2

           Consolidated Condensed Statements of
           Cash Flows for the three months ended
           March 31, 1996 and 1995                                       3

           Notes to Consolidated Condensed Financial
           Statements                                                4 & 5

           Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of
           Operations                                               6 to 11

PART II.   OTHER INFORMATION                                       12 to 13

           Items 1 through 6                                             12

           Signatures                                                    13

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                           March 31,        December 31,
                                                             1996                1995
ASSETS

Cash:
  Interest-bearing                                      $  9,810,570           $  2,362,244

  Noninterest-bearing                                        675,160                709,398

Securities available for sale                             10,110,641              7,799,445

Securities held to maturity                               14,496,181             15,994,521

Loans receivable, net                                    150,119,801            147,871,666

Accrued interest receivable                                1,433,550              1,415,111

Foreclosed real estate                                        48,292                127,989

Premises and equipment, net                                1,674,762              1,621,734

Title plant                                                  857,800                857,800

Income taxes receivable                                         --                   31,766

Deferred taxes                                               164,500                 67,626

Prepaid expenses and other assets                          1,222,070              1,070,396
                                                        ------------           ------------

  Total assets                                          $190,613,327           $179,929,696
                                                        ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                              $128,329,264           $126,672,313

  Other Borrowed Funds                                     5,916,000             21,940,000

  Advances from borrowers for taxes and insurance            401,926                781,545

  Dividend payable                                               --                 127,829

  Income taxes payable                                       394,982                   --

  Accrued expenses and other liabilities                     542,375                507,681
                                                        ------------           ------------
   Total liabilities                                     135,584,547            150,029,368
                                                        ------------           ------------
COMMITMENTS

STOCKHOLDERS' EQUITY

  Preferred stock                                                --                    --

  Common Stock                                                40,111                 37,000

  Additional paid-in capital                              37,815,073             12,350,840

  Retained earnings, substantially restricted             18,765,451             18,220,626

  Unrealized gain (loss) on securities available for
    sale, net of income taxes                                (11,544)                60,652

  Unearned shares, employee stock ownership plan          (1,580,311)              (768,790)
                                                        -------------          -------------
    Total stockholders' equity                            55,028,780             29,900,328
                                                        -------------          -------------
    Total liabilities and stockholders' equity          $190,613,327           $179,929,696
                                                        =============          =============

    See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                1996            1995

Interest Income:
  Loans receivable:
    First mortgage loans                                    $2,677,727         $2,270,998

    Consumer loans                                             460,225            388,988

  Securities and cash deposits                                 439,588            394,181
                                                            ----------         ----------
                                                             3,577,540          3,054,167
                                                            ----------         ----------
Interest expense:
  Deposits                                                   1,555,683          1,488,155

  Other borrowed funds                                         280,882            127,836
                                                            ----------         ----------
                                                             1,836,565          1,615,991
                                                            ----------         ----------
  Net Interest Income                                        1,740,975          1,438,176

Provision for loan losses                                       60,000             15,000
                                                            ----------         ----------
Net interest income after provision for loan losses          1,680,975          1,423,176
                                                            ----------         ----------

Noninterest income:

  Fees and service charges                                     124,637             97,742

  Abstract fees                                                195,640            177,889

  Gain on sale of securities available for sale                 13,774                --

  Other income                                                  88,191             60,685
                                                            ----------         ----------
    Total noninterest income                                   422,242            336,316
                                                            ----------         ----------

Noninterest expense:

  Salaries and employee benefits                               582,542            418,902

  Premises and equipment                                       111,060             92,293

  Data processing                                               60,135             56,413

  SAIF deposit insurance premiums                               73,109             71,536

  Other expenses                                               248,859            240,034
                                                            ----------         ----------
    Total noninterest expenses                               1,075,705            879,178
                                                            ----------         ----------

Income before income taxes                                   1,027,512            880,314

Provision for income taxes                                     371,634            332,355
                                                            ----------         ----------

Net income                                                    $655,878           $547,959
                                                            ==========         ==========

Earnings per share                                               $0.17              $0.14
                                                            ==========         ==========

Dividends declared per common share                              $0.10              $0.10
                                                            ==========         ==========


    See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                             1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                                                 $655,878            $547,959

Adjustments to reconcile net income to net cash provided by operating activities:


  Provision for loan losses                                                                  60,000              15,000

  Depreciation                                                                               54,621              39,706

  Amortization and accretion                                                                (44,512)            (59,800)

  Deferred taxes                                                                            (57,750)             25,926

  Effect of contribution to employee stock ownership plan                                     9,809              (1,440)

  (Gain) on sale of foreclosed real estate and loan, net                                     (9,103)                --

  (Gain) on sale of securities available for sale                                           (13,774)                --

  Loss on disposal of equipment                                                               1,752                 --

  Change in assets and liabilities:

   (Increase) in accrued interest receivable                                                (18,439)            (47,926)

   Decrease in income taxes receivable                                                       31,766                 --

   (Increase) in prepaid expenses and other assets                                         (151,674)           (518,626)

   Increase in income taxes payable                                                         394,982             185,336

   Increase (decrease) in accrued expenses and other liabilities                            (93,135)              3,408
                                                                                           ---------           ---------
     Net cash provided by operating activities                                              820,421             189,543
                                                                                           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES

  Net (increase) decrease in loans                                                          112,749          (2,213,674)

  Purchase of loans                                                                      (2,378,800)         (4,929,721)

  Proceeds from sale of securities available for sale                                        53,891                 --

  Purchase of securities available for sale                                              (2,461,865)           (176,816)

  Proceeds from maturities of securities held to maturity                                 1,500,000           2,500,000

  Purchase of securities held to maturity                                                       --           (3,992,285)

  Purchase of premises and equipment                                                       (109,400)            (71,318)

  Purchase of title plant                                                                       --             (699,270)

  Other                                                                                      88,799            (116,965)
                                                                                         -----------         -----------
     Net cash (used in) investing activities                                             (3,194,626)         (9,700,049)
                                                                                         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in deposits                                                                1,656,951             740,395

  (Decrease) in advances from borrowers for taxes and insurance                            (379,619)           (311,348)

  Net change in short term borrowings                                                   (16,000,000)          6,500,000

  Proceeds from other borrowed funds                                                            --              150,000

  Proceeds from issuance of 2,625,467 shares of common stock                             25,412,159                 --

  Payments for expenses incurred relating to conversion to stock
        form                                                                                (790,145)               --

  Dividends paid                                                                            (111,053)          (118,920)
                                                                                         ------------        -----------
     Net cash provided by financing activities                                             9,788,293          6,960,127
                                                                                         ------------        -----------
     Net increase (decrease) in cash                                                       7,414,088         (2,550,379)

CASH

  Beginning                                                                                3,071,642          4,977,724
                                                                                         ------------        -----------
  Ending                                                                                 $10,485,730         $2,427,345
                                                                                         ============        ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash payments for:

  Interest paid to depositors                                                             $1,544,569         $1,414,750

  Interest paid on borrowings                                                                315,251            104,527

  Income taxes                                                                                  --              131,093


    See notes to consolidated condensed financial statements.

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month periods ended March 31, 1996 and 1995 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries (See Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

2.       REORGANIZATION

The Company was organized on December 5, 1995 at the direction of the Board of Directors of First Federal Savings Bank of Fort Dodge (the "Bank") for the purpose of acquiring all of the capital stock of the Bank and North Central Bancshares, M.H.C. (the "Mutual Holding Company" or "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Reorganization"). On March 20, 1996, upon completion of the Reorganization, the Company issued an aggregate of 4,011,057 shares of its common stock, 1,385,590 shares of which were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were cancelled and 2,625,467 shares of which were sold in Subscription and Community Offerings (the "Offering") at a price of $10.00 per share, with gross proceeds amounting to approximately $26,254,670. In addition, the Company replaced the Bank as the issuer listed on the Nasdaq National Market.

At this time, the Company conducts business as a unitary savings and loan holding company and the principal business of the Company consists of the operation of its wholly owned subsidiary, the Bank.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. For periods prior to the Reorganization the statements include the accounts of the Bank and its subsidiaries and the accounts of the MHC. The inclusion of the accounts of the MHC had the effect of increasing stockholders' equity at December 31, 1995 by $314,000 and decreasing net income for the three months ended March 31, 1995 by $17,000 as compared to amounts previously reported by the Bank.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

3.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month periods ended March 31, 1996 and 1995, the weighted average number of shares outstanding were 3,843,710 and 3,830,478, respectively. The number of shares outstanding at March 31, 1995 were restated to reflect the conversion ratio effected as part of the conversion and reorganization.

4.       DIVIDENDS

On January 26, 1996, the Bank declared a cash dividend on its common stock, payable on March 8, 1996 to stockholders of record as of February 16, 1996, equal to $0.10 per share. The dividend was declared and paid prior to the reorganization and totaled $370,000 of which $127,829 was paid to public shareholders. The MHC sought and obtained from the Office of Thrift Supervision a waiver of dividend on its shares of common stock (amounting to $242,171). Therefore this dividend was not paid to the Mutual Holding Company.

5.       PENDING ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has approved, effective for years beginning after December 15, 1995, Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Statement No, 122, Accounting for Mortgage Servicing Rights and Statement No. 123, Accounting for Stock-Based Compensation. The implementation of FASB Statements No. 121, 122 and 123 did not have a material effect on the Company's financial statements when adopted.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased by $10.7 million, or 5.9%, from $179.9 million at December 31, 1995 to $190.6 million at March 31, 1996. Cash increased by $7.4 million, or 241.4%, primarily due to the proceeds from the Offering. Securities available for sale increased by $2.3 million, or 29.6%, primarily due to the purchase of U.S. Treasury Notes. Total loans receivable, net, increased by $2.2 million, or 1.5%, due to originations of $3.3 million of new first mortgage loans secured by one-to-four family residences, purchases of $2.4 million of first mortgage loans secured by one-to-four family and multi-family residences and originations of $2.2 million of second mortgage loans, which originations and purchases were offset in part by payments and prepayments of loans during the three months ended March 31, 1996. Deposits increased $1.7 million, or 1.3%, from $126.7 million at December 31, 1995 to $128.3 million at March 31, 1996. Other borrowings, primarily Federal Home Loan Bank of Des Moines ("FHLB") advances, decreased by $16.0 million, to $5.9 million at March 31, 1996 from $21.9 million at December 31, 1995, primarily due to the use of a portion of the proceeds from the Offering which were used to repay FHLB advances. Total stockholders' equity increased $25.1 million, from $29.9 million at December 31, 1995 to $55.0 million at March 31, 1996, primarily due to the issuance of common stock in the Offering.

CAPITAL

         The Company's total stockholders' equity increased by $25.1 million to $55.0 million at March 31, 1996 from $29.9 million at December 31, 1995. The unrealized gain (loss) on securities available for sale decreased by $72,000 to $(12,000) at March 31, 1996 from $61,000 at March 31, 1996. The unearned shares from the Employee Stock Ownership Plan increased by $812,000 to $1.6 million at March 31, 1996 from $769,000 at March 31, 1995, primarily due to the purchase of additional shares by the employee stock ownership plan as a part of the Offering.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 1996, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 1996 are as follows:

                                            AMOUNT                    PERCENTAGE
                                                                       OF ASSETS
                                          (DOLLAR AMOUNTS IN THOUSANDS)

Tangible capital:
         Capital level                      $41,304                       21.56%
         Requirement                          2,873                        1.50%
         Excess                             $38,431                       20.06%

Core capital:
         Capital level                      $41,304                       21.56%
         Requirement                          5,746                        3.00%
         Excess                             $35,558                       18.56%

Risk-based capital:
Capital level                               $42,541                       43.22%
         Requirement                          7,874                        8.00%
         Excess                             $34,667                       35.22%

LIQUIDITY

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of their net withdrawable deposits, plus short term borrowings. At March 31, 1996, the Bank's liquidity position was $30.2 million or 20.90% of liquid assets, compared to $9.8 million or 6.85% at December 31, 1995. The increase of $20.4 million was primarily due to the release of $13.0 million of pledged liquid assets held as collateral on the Bank's borrowings from the FHLB and the increase in cash due to the issuance of common stock in the Offering.

OTS regulations also require that thrift institutions such as the Bank maintain an average daily balance of short term liquid assets (cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 1% of their net withdrawable deposits, plus short term borrowings. At December 31, 1995, the Bank's short term liquidity position was $10.7 million or 7.43% of short term liquid assets, compared to $3.3 million or 2.31% at December 31, 1995. The increase of $7.4 million was primarily due to the increase in cash due to the issuance of common stock in the Offering.

PROPOSED SAIF RECAPITALIZATION

The proposed Balanced Budget Act of 1995 ("Budget Act"), which was approved by the Congress but vetoed by the President, included provisions that focused on a resolution of the financial problems of the SAIF. Under the provisions of the Budget Act, all SAIF member institutions will pay a special assessment to recapitalize the SAIF, and the assessment base for the payments on the FICA bonds would be expanded to include the deposits of both BIF- and SAIF-insured institutions. The amount of the special assessment required to recapitalize the SAIF was then estimated to be approximately 80 basis points of the SAIFassessable deposits. This estimate of the special assessment was less than the assessment of 85 to 90 basis points that had been previously estimated. The special assessment would have been imposed on the first business day of January 1996, or on such other date prescribed by the FDIC not later than 60 days after enactment of the Budget Act, based on the amount of SAIF deposits on March 31, 1995. The Budget Act would have also permitted BIF-insured institutions with deposits subject to SAIF assessments to reduce such SAIF-deposits by 20% in computing the institution's special assessment. If an 85 or a 90 basis point assessment were assessed against the Bank's deposits as of March 31, 1995, the Bank's aggregate SAIF assessment would be approximately $1.1 million or $1.1 million, respectively, and an assessment of 80 basis points would be approximately $1.0 million.

The Budget Act also provided for the merger of the BIF SAIF on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. Congressional leaders had also agreed that Congress should consider and act upon separate legislation to eliminate the thrift charter as early as possible in 1996. If adopted, such legislation would require that the Bank, as a federal savings bank, convert to a bank charter. Such a requirement to convert to a bank charter could cause the Bank to lose the favorable tax treatment for its bad debt reserves that it currently enjoys under section 593 of the Internal Revenue Code ("Code") and to have all or part of its existing bad debt reserves recaptured into income.

The above described provisions of the Budget Act were not the basis for the President's veto, and the federal banking regulators continue to seek a legislative solution for the recapitalization of the SAIF. If enacted by Congress, the above legislation would have the effect of reducing the capital of SAIF member institutions by the after-tax cost of the special SAIF assessment, plus any related additional tax liabilities. The legislation would also have the effect of reducing any differential that may otherwise be required in the assessment rates for the BIF and SAIF, while there is substantial support for the above legislation, its passage remains uncertain.

RECAPTURE OF TAX BAD DEBT RESERVES

Under section 593 of the Internal Revenue Code, thrift institutions such as the Bank, which met certain definitional tests, primarily relating to their assets and the nature of their business, are permitted to establish a tax reserve for bad debts and to make annual additions thereto, which additions may, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans", which are generally loans secured by certain interest in real property, may currently be computed using an amount based on the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

Under pending legislative proposals ,the PTI Method would be repealed and the Bank would be permitted to use only the Experience Method of computing additions to its bad debt reserve. In addition, the Bank would be required to recapture (i.e., take into income) over a multi-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio has decreased since December 31,
1987) or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the experience method. However, under the proposed legislation, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. The Bank's post-December 31, 1987 bad debt reserves at December 31, 1995 were $1.4 million. If that amount were recaptured, the Bank would incur an additional tax liability of approximately $530,000. At this time, the Management cannot predict whether any legislative proposal regarding amendments to the Code related to addition to or recapture of its tax bad debt reserve will be adopted as proposed.

RESULTS OF OPERATIONS

INTEREST INCOME. Interest income increased by $523,000 to $3.6 million for the three months ended March 31, 1996 compared to $3.1 million for the three months ended March 31, 1995. The increase in interest income was primarily due to a $19.1 million increase in the average balance of interest earning assets (primarily first and second mortgage loans) to $178.9 million for the three months ended March 31, 1996, from $159.8 million for the comparable 1995 period. The increase in the average balance in first and second mortgage loans reflects an increase in originations of first mortgage loans secured by one-to-four family residences, purchases of first mortgage loans secured by one-to-four family and multi-family residences and originations of second mortgage loans. The increase in interest income was also due to an increase in the average yield on first mortgage loans to 8.14% for the three months ended March 31, 1996 from 7.91% for the three months ended March 31, 1995, reflecting an upward adjustment of interest rates on the Bank's adjustable-rate mortgage loan portfolio and an increase in the average yield on investments to 6.29% for the three months ended March 31, 1996 from 5.70% for the three months ended March 31, 1995. The increased yield reflects a general increase in market interest rates. The average yield on interest earning assets increased to 8.01% for the three months ended March 31, 1996 from 7.67% for the three months ended March 31, 1995.

INTEREST EXPENSE. Interest expense increased by $222,000 to $1.8 million for the three months ended March 31, 1996 compared to $1.6 million for the three months ended March 31, 1995. The increase in interest expense was primarily due to an $14.6 million increase in the average interest bearing liabilities to $145.6 million for the three months ended March 31, 1996 from $131.0 million for the three months ended March 31, 1995. This increase was due to an increase of $5.2 million in the average interest-bearing deposits from $121.5 million for the three months ended March 31, 1995 to $126.7 million for the three months ended March 31, 1996, as well as an increase of $9.4 million in the average borrowings from $9.5 million for the three months ended March 31, 1995 to $18.9 million for the three months ended March 31, 1996. The average borrowed funds also bear interest at a rate higher than the rates paid on the Bank's interest bearing deposits. The average cost of interest bearing liabilities increased to 5.07% for the three months ended March 31, 1996 from 5.00% for the three months ended March 31, 1995.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by $303,000 to $1.7 million for the three months ended March 31, 1996 from $1.4 million for the three months ended March 31, 1995. The increase is primarily due to the increase in the excess of average interest earning assets over average interest bearing liabilities and the increase in the Bank's interest rate spread from 2.67% for the three months ended March 31, 1995 to 2.94% for the three months ended March 31, 1996.

The following tables sets forth certain information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the three months ended March 31, 1996 and March 31, 1995 and the average yields earned and rates paid.




                                                         THREE MONTHS ENDED MARCH 31, 1996

                                                     AVERAGE              AVERAGE                  YIELD/
                                                     BALANCE              INTEREST                 COST
                                                                  (DOLLARS IN THOUSANDS)

Interest-earning assets:

  First mortgage loans                              $131,602              $  2,678                  8.14%
  Consumer loans                                      19,230                   460                  9.63%
  Securities available for sale                        9,476                   146                  6.18%
  Securities held to maturity                         14,662                   244                  6.70%
  Interest bearing cash                                3,962                    50                  5.08%
                                                    --------              --------                 ------

    Total interest-earning assets                   $178,931              $  3,578                  8.01%
                                                                          --------                 ------

Noninterest-earning assets                             4,278
                                                    --------
    Total assets                                    $183,210
                                                    ========

Interest-bearing liabilities:
  NOW and money market savings                      $ 17,830              $    124                  2.80%
  Passbook savings                                    20,875                   119                  2.29%
  Certificates of deposits                            87,967                 1,313                  6.00%
  Borrowed funds                                      18,932                   281                  5.97%
                                                    --------              --------                 ------

    Total interest-bearing
liabilities                                         $145,604              $  1,837                  5.07%
                                                                          --------                 ------

Noninterest-bearing liabilities                        4,485
                                                    --------
    Total liabilities                               $150,089

Equity                                                33,121
                                                    --------
             Total liabilities and equity           $183,210
                                                    ========
Net interest income                                                       $  1,741
                                                                          ========

Net interest rate spread                                                                            2.94%
                                                                                                    =====
Interest-earning assets and
  net interest margin                                                                               3.89%
                                                                                                    =====
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                                                     122.89%
                                                                                                  =======

PROVISION FOR LOAN LOSSES. The Bank's provision for loan losses was $60,000 for the three months ended March 31, 1996 and $15,000 for the same period of the prior year. The Bank establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The allowance for loan loss was $1.8 million at March 31, 1996 as compared to $1.6 million at March 31, 1995 and $1.7 million at December 31, 1995. Although the level of nonperforming loans has decreased from $250,000 at March 31, 1995 to $194,000 at March 31, 1996, management determined to increase the provision slightly in order to continue the steady increase in the allowance for loan losses. This increase in the allowance is primarily due to the increase in total loans from $135.3 million at March 31, 1995 to $153.2 million at March 31, 1996. Management believes that the allowance for loan losses is

RESULTS OF OPERATIONS (Continued)

adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

NONINTEREST INCOME. Total noninterest income increased by $86,000 to $422,000 for the three months ended March 31, 1996 from $336,000 for the three months ended March 31, 1995. The increase is due to increases in all categories of noninterest income. Fees and service charges increased $26,000, primarily due to increases in overdraft fees and loan prepayment fees. Abstract fees increased $18,000 due to increased sales volume. A $14,000 gain on the sale of securities available for sale was realized. Other income increase $28,000 primarily due to increases in insurance and annuity sales.

NONINTEREST EXPENSE. Total noninterest expense increased by $197,000 to $1.1 million for the three months ended March 31, 1996 from $880,000 for the three months ended March 31, 1995. The increase is primarily due to a $164,000 increase in salaries and benefits and a $19,000 increase in premises and equipment. The increase in salaries and benefits was primarily a result of the adoption of a retirement plan for the benefit of the chairman of the board and normal salary increases. The increase in premises and equipment is primarily a result of higher depreciation expense due to expenditures on buildings and equipment in the Nevada office and equipment in the abstract companies.

INCOME TAXES. Income taxes increased by $39,000 to $372,000 for the three months ended March 31, 1996 as compared to $332,000 for the three months ended March 31, 1995. The increase was primarily due to an increase in pre-tax earnings during the 1996 period as compared to the 1995 period.

NET INCOME. Net income totalled $656,000 for the three months ended March 31, 1996, compared to $548,000 for the same period in 1994.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 11.  Statement on computation of per share earnings.

         Exhibit 27.  Financial data schedule.

(b)      Reports on Form 8-K

         A form 8-K was filed on January 23, 1996 to report, pursuant to Item 5, the issuance of limited financial information for the quarter and year ended December 31, 1995.

         A form 8-K was filed on January 29, 1996 to report, pursuant to Item 5, the payment of a cash dividend on the Bank's common stock.

         A form 8-K was filed on March 22, 1996 to report, pursuant to Item 2, the completion of the Company's public offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                             NORTH CENTRAL BANCSHARES, INC.

DATE:  May 9, 1996                                BY: /s/ David M. Bradley
                                                      --------------------

                                                      David M. Bradley, CPA
                                                      President and
                                                      Chief Executive Officer

DATE:  May 9, 1996                                BY: /s/ John L. Pierschbacher
                                                      -------------------------

                                                     John L. Pierschbacher, CPA
                                                     Principal Financial Officer