Form 10-Q
period 1996-06-30
NORTH CENTRAL BANCSHARES INC
filed 1996-08-13
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                  --------------------------------------------


                                    FORM 10-Q
[Mark One]
[   X   ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

[       ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 EXCHANGE ACT

      For the transition period from _____________ to_______________

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

            IOWA                                    42-1449849
            ----                                    ----------
(State or other jurisdiction of                 (I. R. S. Employer
 incorporation or organization)                 Identification Number)

              825 CENTRAL AVENUE          FORT DODGE, IOWA 50501
              --------------------------------------------------
                    (Address of principal executive offices)

             Registrant's telephone number, including area code 515-
576-7531

                                      NONE
             ------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
 X    No
- ----    -----

      Transitional Small Business Disclosure Format (check one):
Yes [ ] No [x]

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                               OUTSTANDING AT AUGUST 12, 1996
- -----                               ------------------------------

(Common Stock, $.01 par value)                          4,011,057

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                           Page

PART I.  FINANCIAL INFORMATION

      Item 1.     Consolidated Condensed
      Financial Statements (unaudited)                                  1 to 5

      Consolidated Condensed Statements of
      Financial Condition at June 30,
      1996 and December 31, 1995                                             1

      Consolidated Condensed Statements of
      Income for the six months ended
      June 30, 1996 and 1995                                                 2

      Consolidated Condensed Statements of
      Cash Flows for the six months ended
      June 30, 1996 and 1995                                                 3

      Notes to Consolidated Condensed Financial
      Statements                                                         4 & 5

      Item 2.  Management's Discussion and Analysis
      of Financial Condition and Results of
      Operations                                                       6 to 13

PART II.    OTHER INFORMATION                                         14 to 17

      Items 1 through 6                                                     14

      Signatures                                                            15

      Exhibits                                                        16 to 17

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)


                                                            June 30,               December 31,
ASSETS                                                       1996                     1995
                                                           ---------                --------



Cash:
  Interest-bearing                                         $4,900,993            $ 2,362,244

  Noninterest-bearing                                         877,101                709,398

Securities available for sale                              16,923,233              7,799,445

Securities held to maturity                                10,498,624             15,994,521

Loans receivable, net                                     155,857,313            147,871,666

Accrued interest receivable                                 1,455,163              1,415,111

Foreclosed real estate                                        135,719                127,989

Premises and equipment, net                                 1,677,364              1,621,734

Title plant                                                   857,800                857,800

Income taxes receivable                                            --                 31,766

Deferred taxes                                                166,000                 67,626

Prepaid expenses and other assets                             933,762              1,070,396
                                                          -----------           ------------


  Total assets                                            $194,283,072          $179,929,696
                                                          ============          ============




LIABILITIES AND STOCKHOLDERS' EQUITY




LIABILITIES

  Deposits                                                $129,020,848          $126,672,313

  Other borrowed funds                                       7,872,000            21,940,000

  Advances from borrowers for taxes and                        814,534               781,545
    insurance

  Dividend payable                                             250,691               127,829

  Income taxes payable                                         121,700                   --

  Accrued expenses and other liabilities                       467,769              507,681
                                                           -----------          -----------

   Total liabilities                                       138,547,542          150,029,368
                                                           -----------          -----------


















COMMITMENTS




STOCKHOLDERS' EQUITY

  Preferred stock                                                    --                   --

  Common Stock                                                   40,111               37,000

  Additional paid-in capital                                 37,739,564           12,350,840

  Retained earnings,                                         19,521,198           18,220,626
  substantially restricted

  Unrealized gain (loss) on securities                          (40,553)              60,652
  available for sale, net of income taxes

  Unearned shares, employee                                  (1,524,790)            (768,790)
                                                             -----------         -----------
  stock ownership plan

  Total stockholders' equity                                 55,735,530           29,900,328
                                                             ----------           ----------


  Total liabilities and stockholders'                      $194,283,072         $179,929,696
  equity                                                   ============         ============



SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                                            Three Months Ended           Six Months Ended
                                                 June 30,                    June 30,

                                              1996          1995         1996         1995
                                           ----------    ----------   ----------   -------

Interest Income:
 Loans receivable:
  First mortgage loans                     $2,740,860    $2,365,370   $5,418,587   $4,636,368

  Consumer loans                              491,238       414,865      951,463      803,853

Securities and cash deposits                  502,132       414,027      941,720      808,208
                                              -------       -------      -------      -------

                                            3,734,230     3,194,262    7,311,770    6,248,429
                                            ---------     ---------    ---------    ---------

Interest expense:

 Deposits                                   1,543,675     1,576,239    3,099,358    3,064,394

 Other borrowed funds                          63,550       181,603      344,432      309,439
                                           ----------    ----------   ----------   ----------

                                            1,607,225     1,757,842    3,443,790    3,373,833
                                            ---------     ---------   ----------   ----------

 Net Interest Income                        2,127,005     1,436,420    3,867,980    2,874,596

Provision for loan losses                      60,000       115,000      120,000      130,000
                                           ----------     ---------      -------      -------

Net interest income after provision
  for loan losses
                                            2,067,005     1,321,420    3,747,980    2,744,596
                                            ---------     ---------   ----------   ----------

Noninterest income:

 Fees and service charges                     124,466       119,665      249,103      217,407

 Abstract fees                                256,613       190,464      452,253      368,353

 Gain on sale of securities
    available for sale                             --       181,871       13,774      181,871

 Other income                                 100,950        80,334      189,141      141,019
                                           ----------        ------      -------   ----------

  Total noninterest income                    482,029       572,334      904,271      908,650
                                           ----------    ----------    ---------   ----------



Noninterest expense:

 Salaries and employee benefits               446,611       404,900    1,029,153      823,802

 Premises and equipment                       112,758        90,085      223,818      182,378

 Data processing                               58,937        55,010      119,072      111,423

 SAIF deposit insurance premiums               72,990        71,536      146,099      143,072

 Other expenses                               273,549       296,055      522,408      536,089
                                           ----------    ----------   ----------   ----------

  Total noninterest expense                   964,845       917,586    2,040,550    1,796,764
                                           ----------    ----------   ----------   ----------



Income before income taxes                  1,584,189       976,168    2,611,701    1,856,482



Provision for income taxes                    577,749       356,096      949,383      688,451
                                           ----------      --------   ----------   ----------



Net income                                 $1,006,440      $620,072   $1,622,318   $1,168,031
                                           ==========     =========   ==========   ==========



Earnings per share                              $0.26         $0.16         $0.43        $0.30
                                           ==========     =========   ===========  ===========



Dividends declared per common share           $0.0625       $0.3500      $0.1625      $0.4500
                                           ==========     =========   ==========   ==========

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                                                           Six Months Ended
                                                                                June 30,
                                                                       1995             1996
                                                                     --------         -------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                         $1,662,318       $1,168,031
Adjustments to reconcile net income to
 net cash provided by operating activities:

  Provision for loan losses                                           120,000          130,000
  Depreciation                                                        102,642           80,334
  Amortization and accretion                                         (79,392)        (116,101)
  Deferred taxes                                                     (41,956)           34,528
  Effect of contribution to employee stock                             47,268          (1,391)
    ownership plan
  (Gain) on sale of foreclosed real estate and                        (9,103)          (7,973)
    loans, net
  (Gain) on sale of securities available for                         (13,774)        (181,871)
     sale
  Loss on disposal of equipment                                         1,752               --
  Change in assets and liabilities:
   (Increase) decrease in accrued interest                           (40,052)              278
      receivable
   Decrease in income taxes receivable                                 31,766               --
   (Increase) decrease in prepaid expenses and                        136,634        (649,699)
     other assets
   Increase (decrease) in income taxes payable                        121,700          (7,151)
   Increase (decrease) in accrued expenses and                       (39,912)          159,706
                                                                     --------          -------
      other liabilities
     Net cash provided by operating activities                      1,999,891         608,691
                                                                    ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) in loans                                         (4,020,120)      (3,307,451)
  Purchase of loans                                               (4,093,289)      (6,563,530)
  Proceeds from sale of securities available for sale                  53,891        1,165,856
  Purchase of securities available for sale                       (9,320,762)        (176,816)
  Proceeds from maturities of securities held to maturity           5,500,000        5,000,000
  Purchase of securities held to maturity                                  --      (5,491,045)
  Purchase of premises and equipment                                (160,025)        (112,666)
  Purchase of title plant                                                  --        (699,270)
  Other                                                                83,657            7,973
                                                                  -----------      -----------
     Net cash (used in) investing activities                     (11,956,648)     (10,176,949)
                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                          2,348,535        1,313,901
  Increase in advances from borrowers for                              32,989           87,809
    taxes and insurance
  Net change in short term borrowings                            (14,000,000)        4,500,000
  Proceeds from other borrowed funds                                       --        3,150,000
  Payments of other borrowings                                       (20,000)               --
  Proceeds from issuance of 2,625,467 shares of common             25,412,159               --
    stock
  Payments for expenses incurred relating to                        (871,592)               --
    conversion to stock form
  Dividends paid                                                    (238,882)        (544,050)
                                                                  -----------       ----------
  Net cash provided by financing activities                        12,663,209        8,507,660
                                                                   ----------        ---------
     Net increase (decrease) in cash                                2,706,452      (1,060,598)

CASH
  Beginning                                                         3,071,642        4,977,724
                                                                    ---------        ---------
  Ending                                                           $5,778,094      $3,917,126
                                                                   ==========      ==========

SUPPLEMENTAL SCHEDULE OF CASH FLOW
   INFORMATION
Cash payments for:
  Interest paid to depositors                                      $3,088,047       $3,027,224
  Interest paid on borrowings                                         374,584          298,748
  Income taxes                                                        837,873          643,574

    See Notes to Consolidated Condensed Financial Statements.

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.    SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries (See Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

2.    REORGANIZATION

The Company was organized on December 5, 1995 at the direction of the Board of Directors of First Federal Savings Bank of Fort Dodge (the "Bank") for the purpose of acquiring all of the capital stock of the Bank, in connection with the conversion of the Bank, and North Central Bancshares, M.H.C. (the "Mutual Holding Company" or "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Reorganization"). On March 20, 1996, upon completion of the Reorganization, the Company issued an aggregate of 4,011,057 shares of its common stock, 1,385,590 shares of which were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were cancelled, and 2,625,467 shares of which were sold in Subscription and Community Offerings (the "Offering") at a price of $10.00 per share, with gross proceeds amounting to approximately $26,254,670. In addition, the Company replaced the Bank as the issuer listed on The Nasdaq Stock Market.

At this time, the Company conducts business as a unitary savings and loan holding company and the principal business of the Company consists of the operation of its wholly owned subsidiary, the Bank.

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. For periods prior to the Reorganization the statements include the accounts of the Bank and its subsidiaries and the accounts of the MHC. The inclusion of the accounts of the MHC had the effect of increasing stockholders' equity at December 31, 1995 by $314,000 and decreasing net income for the three and six months ended June 30, 1995 by $17,000 and $20,000, respectively as compared to amounts previously reported by the Bank.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(CONTINUED)

3.    EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three and six month periods ended June 30, 1996, the weighted average number of shares outstanding were 3,846,798 and 3,882,177, respectively. For the three and six months ended June 30, 1995, the weighted average number of shares outstanding were 3,917,826 and 3,916,152, respectively. The number of shares outstanding for the three and six month periods ended at June 30, 1995 were restated to reflect the conversion ratio effected as part of the Reorganization.

4.    DIVIDENDS

On May 24, 1996, the Company declared a cash dividend on its common stock, payable on July 5, 1996 to stockholders of record as of June 14, 1996, equal to $0.0625 per share.

5.    PENDING ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has approved, effective for years beginning after December 15, 1995, Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Statement No. 122, Accounting for Mortgage Servicing Rights and Statement No. 123, Accounting for Stock-Based Compensation. The implementation of FASB Statements No. 121, 122 and 123 did not have a material effect on the Company's financial statements when adopted.

FASB has appproved, effective for transactions entered into after December 31, 1996, Statement No. 125, Accounting for transfers and servicing of financial assets and extinguishments of liabilities. The implementation of FASB Statement No. 125 will not have a material effect on the Company's financial statements when adopted.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets increased by $14.4 million, or 8.0%, from $179.9 million at December 31, 1995 to $194.3 million at June 30, 1996. Cash increased by $2.7 million, or 88.1%, from $3.1 million at December 31, 1995 to $5.8 million at June 30, 1996. Securities available for sale increased by $9.1 million, or 117.0%, primarily due to the purchase of U.S. Treasury Notes and equity securities. Securities held to maturity decreased $5.5 million, or 34.4%, primarily due to the maturity of U.S. Treasury Notes. Total loans receivable, net, increased by $8.0 million, or 5.4%, due to originations of $11.1 million of first mortgage loans secured by one-to-four family residences, purchases of $4.1 million of first mortgage loans secured by one-to-four family and multi-family residences and originations of $5.0 million of second mortgage loans, which originations and purchases were offset in part by payments and prepayments of loans during the six months ended June 30, 1996. Deposits increased $2.3 million, or 1.9%, from $126.7 million at December 31, 1995 to $129.0 million at June 30, 1996. Other borrowings, primarily Federal Home Loan Bank of Des Moines ("FHLB") advances, decreased by $14.0 million, to $7.9 million at June 30, 1996 from $21.9 million at December 31, 1995, primarily due to the use of a portion of the proceeds from the Offering to repay FHLB advances. Total stockholders' equity increased $25.8 million, from $29.9 million at December 31, 1995 to $55.7 million at June 30, 1996, primarily due to the issuance of common stock in the Offering.

CAPITAL

The Company's total stockholders' equity increased by $25.8 million to $55.7 million at June 30, 1996 from $29.9 million at December 31, 1995. The unrealized gain (loss) on securities available for sale decreased by $101,000 to $(41,000) at June 30, 1996 from $61,000 at December 31, 1995. The unearned shares from the Employee Stock Ownership Plan increased by $756,000 to $1.5 million at June 30, 1996 from $769,000 at December 31, 1995, primarily due to the purchase of additional shares by the employee stock ownership plan as a part of the Offering.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 1996, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 1996 are as follows:

                                                 Amount              Percentage
                                                                     of Assets
                                                 (DOLLAR AMOUNTS IN THOUSANDS)
Tangible capital:
   Capital level                                 $42,300                 21.91%
   Requirement                                     2,896                  1.50%
   Excess                                        $39,404                 20.41%

Core capital:
   Capital level                                 $42,300                 21.91%
   Requirement                                     5,791                  3.00%
   Excess                                        $36,509                 18.91%

Risk-based capital:
   Capital level                                 $43,607                 41.93%
   Requirement                                     8,320                  8.00%
   Excess                                        $35,287                 33.93%


LIQUIDITY

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of their net withdrawable deposits, plus short term borrowings. At June 30, 1996, the Bank's liquidity position was $24.4 million or 19.01% of liquid assets, compared to $9.8 million or 6.85% at December 31, 1995. The increase of $14.6 million was primarily due to the release of $13.0 million of pledged liquid assets held as collateral on the Bank's borrowings from the FHLB.

OTS regulations also require that thrift institutions such as the Bank maintain an average daily balance of short term liquid assets (cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 1% of their net withdrawable deposits, plus short term borrowings. At June 30, 1996, the Bank's short term liquidity position was $5.9 million or 4.60% of short term liquid assets, compared to $3.3 million or 2.31% at December 31, 1995. The increase of $2.6 million was primarily due to the increase in cash at June 30, 1996.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of securities and other investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. At June 30, 1996, $11.0 million, or 59.5%, of the Bank's investment portfolio, excluding equity securities, was scheduled to mature in one year or less and $7.5 million, or 40.5%, was scheduled to mature in one to five years. For additional information about cash flows from the Bank's operating, financing and investing activities, see Statements of Cash Flows included in the Condensed Consolidated Financial Statements.

PROPOSED SAIF RECAPITALIZATION

During the quarter ended June 30, 1996, no legislative action was taken by Congress to recapitalize the Savings Association Insurance Fund ("SAIF"). The Bank's officers and other industry leaders have continued to work toward passage of recapitalization legislation comparable to that which was contained in the Balance Budget Act of 1995, which was vetoed by the President for reasons unrelated to the SAIF capitalization. If an 85 or 90 basis point assessment were imposed against the Company based upon the deposits as of March 31, 1995, as had been contemplated by such legislation, the aggregate SAIF assessment payable by the Bank would have been approximately $1.1 million or $1.1 million, before taxes, respectively. An assessment of 80 basis points would have been approximately $1.0 million, before taxes.

At this time, the Company cannot predict whether any legislative proposals regarding SAIF recapitalization will be adopted or, if so, in what form. Until such time as a SAIF recapitalization is adopted, it is expected that the Company will continue to be assessed deposit insurance assetsments at rates substantially in excess of those assessed against comparably rated Bank Insurance Fund ("BIF") insured institutions, primarily commercial banks. Based upon the Company's June 30, 1996 assessment base, the SAIF premium paid by the Company on an anuualized basis would equal approximately $296,000. A comparably rated and sized BIFinsured institution would pay approximately $2,000 for the same deposit insurance coverage.

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

Under the Small Business Job Protection Act of 1996 (the "1996 Act") as passed by the House of Repressentatives and the Senate on August 2, 1996, the PTI Method would be repealed and the Bank would be permitted to use only the Experience Method of computing additions to its bad debt reserve. In addition, the Bank would be required to recapture (i.e., take into income) over a multi-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserve as of December 31, 1987 (or a lesser amount if the Bank's loan portfolio has decreased since December 31, 1987) or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the experience method. However, such recapture requirements would be suspended for each of two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. It is anticipated that the President will sign the 1996 Act in the near future. The Bank's post-December 31, 1987 bad debt reserves at December 31, 1995 were $1.4 million. If that amount were recaptured, the Bank would incur an additional tax liability of approximately $530,000.

RESULTS OF OPERATIONS

INTEREST INCOME. Interest income increased by $540,000 to $3.7 million for the three months ended June 30, 1996 compared to $3.2 million for the three months ended June 30, 1995. The increase in interest income was primarily due to a $22.9 million increase in the average balance of interest earning assets (primarily first and second mortgage loans and securities) to $186.0 million for the three months ended June 30, 1996, from $163.2 million for the comparable 1995 period. The increase in the average balance in first and second mortgage loans generally reflects an increase over the past twelve months in originations of first mortgage loans secured by one-to-four family residences, purchases of first mortgage loans secured by one-to-four family and multi-family residences and originations of second mortgage loans. See "Financial Condition." The increase in securities is due to the purchase of FNMA preferred stock. The increase in interest income was also due to an increase in the average yield on first mortgage loans to 8.17% for the three months ended June 30, 1996 from 8.02% for the three months ended June 30, 1995, reflecting an upward adjustment of interest rates on the Bank's adjustable-rate mortgage loan portfolio and the higher yields on loans purchased. The average yield on interest earning assets increased to 8.04% for the three months ended June 30, 1996 from 7.84% for the three months ended June 30, 1995.

Interest income increased by $1.1 million to $7.3 million for the six months ended June 30, 1996 compared to $6.2 million for the six months ended June 30, 1995. The increase in interest income was primarily due to a $21.3 million increase in the average balance of interest earning assets (primarily first and second mortgage loans) to $182.5 million for the six months ended June 30, 1996, from $161.2 million for the comparable 1995 period. The increase in the average balance in first and second mortgage loans generally reflects an increase over the past twelve months in originations of first mortgage loans secured by one-to-four family residences, purchases of first mortgage loans secured by one-to-four family and multi-family residences and originations of second mortgage loans. See "Financial Condition." The increase in interest income was also due to an increase in the average yield on first mortgage loans to 8.16% for the six months ended June 30, 1996 from 7.96% for the six months ended June 30, 1995, reflecting an upward adjustment of interest rates on the Bank's adjustable-rate mortgage loan portfolio and the higher yields on loans purchased. The average yield on interest earning assets increased to 8.03% for the six months ended June 30, 1996 from 7.77% for the six months ended June 30, 1995.

INTEREST EXPENSE. Interest expense decreased by $151,000 to $1.6 million for the three months ended June 30, 1996 compared to $1.8 million for the three months ended June 30, 1995. The decrease in interest expense was primarily due to an $4.5 million decrease in the average interest bearing liabilities to $129.8 million for the three months ended June 30, 1996 from $134.3 million for the three months ended June 30, 1995. This decrease was due to a decrease of $7.3 million in the average borrowings from $11.8 million for the three months ended June 30, 1995 to $4.0 million for the three months ended June 30, 1996, as the Company used a portion of the proceeds of the Offering to repay FHLB advances. This decrease was offset in part by an increase of $3.2 million in the average interest-bearing deposits from $122.5 million for the three months ended June 30, 1995 to $125.8 million for the three months ended June 30, 1996, due to favorable rates being offered on certain types of deposit accounts. The decrease in interest expense was also due to a decrease in the cost of interest-bearing deposits to 4.94% for the three months ended June 30, 1996 from 5.16% for the three months ended June 30, 1995. The average cost of interest bearing liabilities decreased to 4.98% for the three months ended June 30, 1996 from 5.25% for the three months ended June 30, 1995. The lowering cost of funds reflects the decrease in higher costing FHLB advances due to the use of a portion of the proceeds form the Offering which was use to repay FHLB advances.

Interest expense increased by $70,000 to $3.4 million for the six months ended June 30, 1996 compared to $3.4 million for the six months ended June 30, 1995. The increase in interest expense was primarily due to an $5.0 million increase in the average interest bearing liabilities to $137.7 million for the six months ended June 30, 1996 from $132.7 million for the six months ended June 30, 1995. This increase was primarily due to an increase of $4.2 million in the average interest-bearing deposits from $122.0 million for the six months ended June 30, 1995 to $126.2 million for the six months ended June 30, 1996, due to favorable rates being offered on certain types of deposit accounts. This increase was offset in part by a decrease in the average cost of interest paid on the average interest-bearing deposits to 4.94% for the six months ended June 30, 1996 from 5.07% for the six months ended June 30, 1995, due to the use of a portion of the proceeds of the Offering to repay FHLB advances. The average cost of interest bearing liabilities decreased to 5.03% for the six months ended June 30, 1996 from 5.13% for the six months ended June 30, 1995. The lowering cost of funds reflects the decrease in FHLB advances due to the use of a portion of the proceeds form the Offering which was use to repay FHLB advances.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by $691,000 to $2.1 million for the three months ended June 30, 1996 from $1.4 million for the three months ended June 30, 1995. The increase is primarily due to the increase in the excess of average interest earning assets over average interest bearing liabilities and the increase in the Bank's interest rate spread from 2.59% for the three months ended June 30, 1995 to 3.06% for the three months ended June 30, 1996.

Net interest income before provision for loan losses increased by $993,000 to $3.9 million for the six months ended June 30, 1996 from $2.9 million for the six months ended June 30, 1995. The increase is primarily due to the increase in the excess of average interest earning assets over average interest bearing liabilities and the increase in the Bank's interest rate spread from 2.64% for the six months ended June 30, 1995 to 3.00% for the six months ended June 30, 1996.

The following table sets forth certain information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the six months ended June 30, 1996 and the average yields earned and rates paid.


                                            SIX MONTHS ENDED JUNE 30, 1996
                                            ------------------------------
                                                                        Average
                                          Average                        Yield/
                                          BALANCE         INTEREST       COST
                                                   (Dollars in Thousands)
Interest-earning assets:

  First mortgage loans                    $132,885    $    5,419         8.16%
  Consumer loans                            19,935           951         9.60%
  Securities available for sale             11,980           389         6.52%
  Securities held to maturity               13,413           447         6.71%
  Interest bearing cash                      4,266           106         4.99%
                                          --------      --------       -------

    Total interest-earning assets         $182,479      $  7,312         8.03%
                                                        --------       -------

Noninterest-earning assets                   4,389
                                          --------

    Total assets                          $186,868
                                          ========

Interest-bearing liabilities:
  NOW and money market savings            $ 18,260          $256         2.81%
  Passbook savings                          19,828           225         2.29%
  Certificates of deposits                  88,124         2,619         5.98%
  Borrowed funds                            11,483           344         6.03%
                                          --------      --------       -------

    Total interest-bearing liabilities    $137,695      $  3,444         5.03%
                                                        --------       -------

Noninterest-bearing liabilities              4,874
                                          --------

    Total liabilities                     $142,569

Equity                                      44,299
                                          --------

    Total liabilities and equity          $186,868
                                          ========

Net interest income                                       $3,868
                                                          ======

Net interest rate spread                                                 3.00%
                                                                         =====

Interest-earning assets and
  net interest margin                                                    4.24%
                                                                         =====

Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                          132.52%
                                                                       =======

                                            THREE MONTHS ENDED JUNE 30, 1996
                                            --------------------------------
                                                                        Average
Average                                                   Yield/
                                          BALANCE       INTEREST         COST
                                          -------       --------         ----
                                                 (Dollars in  Thousands)

Interest-earning assets:

  First mortgage loans                    $134,168      $  2,741         8.17%
  Consumer loans                            20,640           491         9.57%
  Securities available for sale             14,484           241         6.70%
  Securities held to maturity               12,164           204         6.75%
  Interest bearing cash                      4,571            57         5.00%
                                          --------      --------       -------

    Total interest-earning assets         $186,027      $  3,734         8.04%
                                                        --------       -------

Noninterest-earning assets                   4,500
                                          --------

    Total assets                          $190,527
                                          ========

Interest-bearing liabilities:
  NOW and money market savings            $ 18,690      $    131         2.82%
  Passbook savings                          18,781           105         2.25%
  Certificates of deposits                  88,280         1,308         5.96%
  Borrowed funds                             4,055            64         6.30%
                                          --------      --------       -------

    Total interest-bearing liabilities    $129,805      $  1,607         4.98%
                                                        --------       -------

Noninterest-bearing liabilities              5,245
                                          --------
    Total liabilities                     $135,051

Equity                                      55,476
                                          --------

    Total liabilities and equity          $190,527
                                          ========

Net interest income                                     $  2,127
                                                        ========

Net interest rate spread                                                3.06%
                                                                        =====
Interest-earning assets and
  net interest margin                                                   4.57%
                                                                        =====

Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                          143.31%
                                                                       =======

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses was $60,000 for the three months ended June 30, 1996 and $115,000 for the three months ended June 30, 1995. The Company's provision for loan losses was $120,000 for the six months ended June 30, 1996 and $130,000 for the six months ended June 30, 1995. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The allowance for loan loss was $1.9 million at June 30, 1996 as compared to $1.6 million at June 30, 1995 and $1.7 million at December 31, 1995. The level of nonperforming loans has increased from $257,000 at June 30, 1995 to $277,000 at June 30, 1996. This increase in the allowance is primarily due to the increase in total loans from $134.6 million at June 30, 1995 to $155.9 million at June 30, 1996. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

NONINTEREST INCOME. Total noninterest income decreased by $90,000 to $482,000 for the three months ended June 30, 1996 from $572,000 for the three months ended June 30, 1995. The decrease is primarily due to a decrease in the gain on the sale of securities available for sale of $182,000. This decrease was offset in part by increases in all other categories of noninterest income. Fees and service charges increased $5,000, primarily due to increases in overdraft fees. Abstract fees increased $66,000 due to increased sales volume. Other income increase $21,000 primarily due to increases in annuity sales.

Total noninterest income decreased by $4,000 to $904,000 for the six months ended June 30, 1996 from $909,000 for the six months ended June 30, 1995. The decrease is primarily due to a decrease in the gain on the sale securities available for sale of $168,000. This decrease was offset in part by increases in all other categories of noninterest income. Fees and service charges increased $32,000, primarily due to increases in overdraft fees. Abstract fees increased $84,000 due to increased sales volume. Other income increase $48,000 primarily due to increases in annuity sales.

NONINTEREST EXPENSE. Total noninterest expense increased by $47,000 to $965,000 for the three months ended June 30, 1996 from $918,000 for the three months ended June 30, 1995. The increase is primarily due to a $42,000 increase in salaries and benefits and a $23,000 increase in premises and equipment, offset by a $23,000 decrease in other expenses. The increase in salaries and benefits was primarily a result of the increased costs associated with the ESOP and normal salary increases. The increase in premises and equipment is primarily a result of higher expenditures for repairs and maintenance and increased depreciation expense due to expenditures on buildings and equipment in the Bank's Nevada office and equipment in the abstract companies. The decrease in other expenses is primarily a result of lower advertising costs.

Total noninterest expense increased by $244,000 to $2.0 million for the six months ended June 30, 1996 from $1.8 million for the six months ended June 30, 1995. The increase is primarily due to a $205,000 increase in salaries and benefits and a $41,000 increase in premises and equipment. The increase in salaries and benefits was primarily a result of a one time adoption of a retirement plan for the benefit of the chairman of the board, the increased costs associated with the ESOP and normal salary increases. The increase in premises and equipment is primarily a result of higher expenditures for repairs and amintenance and increased depreciation expense due to expenditures on buildings and equipment in the Bank's Nevada office and equipment in the abstract companies.

INCOME TAXES. Income taxes increased by $222,000 to $578,000 for the three months ended June 30, 1996 as compared to $356,000 for the three months ended June 30, 1995. The increase was primarily due to an increase in pre-tax earnings during the 1996 period as compared to the 1995 period.

Income taxes increased by $261,000 to $949,000 for the six months ended June 30, 1996 as compared to $688,000 for the six months ended June 30, 1995. The increase was primarily due to an increase in pre-tax earnings during the 1996 period as compared to the 1995 period.

NET INCOME. Net income totalled $1.0 million for the three months ended June 30, 1996, compared to $620,000 for the same period in 1995.

Net income totalled $1.6 million for the six months ended June 30, 1996, compared to $1.2 million for the same period in 1995.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Not applicable

ITEM 2.     CHANGES IN SECURITIES

      Not applicable

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its 1996 Annual Meeting of Stockholders on May 24, 1996. At the meeting, the stockholders of the Company considered and voted upon:

1.    The election as directors of nominees listed below:

            Three-year term:              John M. Peters
                                          KaRene Egemo

           The results of the election of directors are as follows:


                                      VOTES
                      ------------------------------------
                        In favor               Withheld


John M. Peters          2,971,795               31,220
KaRene Egemo            2,969,228               33,787

2. The ratification of the engagement of McGladrey & Pullen LLP, as the Company's independent auditors, was approved by a vote of 2,991,549 votes in favor, 3,840 votes against and 7,626 votes abstaining.

There were no broker non-votes on either proposal.

ITEM 5.     OTHER INFORMATION

      Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit 11.  Statement on computation of per share earnings.

      Exhibit 27. Financial data schedule. (Only submitted with filing in electronic format.)

(b)   Reports on Form 8-K

      A form 8-K was filed on April 23, 1996 to report, pursuant to Item 5, the issuance of limited financial information for the quarter ended March 31, 1996.

      A form 8-K was filed on May 24, 1996 to report, pursuant to Item 5, the payment of a cash dividend on the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                    NORTH CENTRAL BANCSHARES, INC.

DATE:  August 12, 1996                    BY: /s/ David M. Bradley


                                          David M. Bradley, CPA
                                          President and
                                          Chief Executive Officer

DATE:  August 12, 1996                    BY:  /s/ John L. Pierschbacher


                                          John L. Pierschbacher, CPA
                                          Principal Financial Officer