Form 10-Q
period 1996-09-30
NORTH CENTRAL BANCSHARES INC
filed 1996-11-14
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

--------------------------------------------------------------------------------


                                    FORM 10-Q

[Mark One]
[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT

         For the transition period from _______________ to____________

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

Registrant's telephone number, including area code(515)573-7531

                                      NONE
                -------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   ----    -----

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [x]

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding At November 12, 1996
-----                                       --------------------------------

(Common Stock, $.01 par value)                     3,810,505

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Condensed
         Financial Statements (unaudited)                             1 to 5

         Consolidated Condensed Statements of
         Financial Condition at September 30,
         1996 and December 31, 1995                                        1

         Consolidated Condensed Statements of
         Income for the nine months ended
         September 30, 1996 and 1995                                       2

         Consolidated Condensed Statements of
         Cash Flows for the nine months ended
         September 30, 1996 and 1995                                       3

         Notes to Consolidated Condensed Financial
         Statements                                                    4 & 5

         Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                  6 to 15

PART II. OTHER INFORMATION                                          16 to 23

         Items 1 through 6                                                16

         Signatures                                                       17

         Exhibits                                                   18 to 23

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

ASSETS                                                                                  September 30,               December 31,
                                                                                            1996                        1995
                                                                                        -------------               ------------

Cash:
  Interest-bearing                                                                   $       2,092,437           $       2,362,244
  Noninterest-bearing                                                                        1,013,779                     709,398
Securities available for sale                                                               21,893,884                   7,799,445
Securities held to maturity                                                                  6,498,658                  15,994,521
Loans receivable, net                                                                      160,384,650                 147,871,666
Accrued interest receivable                                                                  1,317,519                   1,415,111
Foreclosed real estate                                                                         120,425                     127,989
Premises and equipment, net                                                                  1,776,850                   1,621,734
Title plant                                                                                    857,800                     857,800
Income taxes receivable                                                                        120,965                      31,766
Deferred taxes                                                                                 244,500                      67,626
Prepaid expenses and other assets                                                            1,599,541                   1,070,396
                                                                                     -----------------           -----------------

  Total assets                                                                       $     197,921,008           $     179,929,696
                                                                                     =================           =================



LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                                           $     129,458,652           $     126,672,313
  Other borrowed funds                                                                      10,500,000                  21,940,000
  Advances from borrowers for taxes and insurance                                              368,046                     781,545
  Dividend payable                                                                            250,691                      127,829
  Accrued expenses and other liabilities                                                     1,274,522                     507,681
                                                                                     -----------------           -----------------
   Total liabilities                                                                 $     141,851,911           $     150,029,368
                                                                                     -----------------           -----------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock                                                                                   --                          --
  Common Stock                                                                                  40,111                      37,000
  Additional paid-in capital                                                                37,750,227                  12,350,840
  Retained earnings, substantially restricted                                               19,781,048                  18,220,626
  Unrealized gain (loss) on securities available
    for sale, net of income taxes                                                              (32,076)                     60,652
  Unearned shares, employee stock ownership plan                                            (1,470,213)                   (768,790)
                                                                                     -----------------           -----------------
    Total stockholders' equity                                                              56,069,097                  29,900,328
                                                                                     -----------------           -----------------

    Total liabilities and stockholders' equity                                       $     197,921,008           $     179,929,696
                                                                                     =================           =================


     See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                                                          Three Months Ended                               Nine Months Ended
                                                             SEPTEMBER 30,                                   SEPTEMBER 30,
                                            ----------------------------------------------   -----------------------------
                                                     1996                    1995                    1996                   1995
                                            ----------------------  ----------------------   --------------------  -------------
Interest Income:
  Loans receivable:
    First mortgage loans                       $    2,823,390          $    2,500,667           $    8,241,977        $    7,137,035
    Consumer loans                                    521,388                 439,605                1,472,851             1,243,458
Securities and cash deposits                          479,904                 407,377                1,421,624             1,215,585
                                               --------------          --------------           --------------        --------------
                                                    3,824,682               3,347,649               11,136,452             9,596,078
                                               --------------          --------------           --------------        --------------
Interest expense:
  Deposits                                          1,553,231               1,606,957                4,652,589             4,671,351
  Other borrowed funds                                119,513                 175,186                  463,945               484,625
                                               --------------          --------------           --------------        --------------
                                                    1,672,744               1,782,143                5,116,534             5,155,976
                                               --------------          --------------           --------------        --------------
  Net Interest Income                               2,151,938               1,565,506                6,019,918             4,440,102

Provision for loan losses                              60,000                  60,000                  180,000               190,000
                                               --------------          --------------           --------------        --------------

Net interest income after provision for
loan losses                                         2,091,938               1,505,506                5,839,918             4,250,102
                                               --------------          --------------           --------------        --------------

Noninterest income:
 Fees and service charges                             166,355                 108,218                  415,458               325,625
 Abstract fees                                        250,048                 220,105                  702,301               588,458
 Gain on sale of securities
   available for sale                                      --                      --                   13,774               181,871
 Other income                                          83,908                  65,515                  273,049               206,534
                                               --------------          --------------           --------------        --------------

   Total noninterest income                           500,311                 393,838                1,404,582             1,302,488
                                               --------------          --------------           --------------        --------------

Noninterest expense:
 Salaries and employee benefits                       466,115                 404,108                1,495,268             1,227,910
 Premises and equipment                                93,367                  96,552                  317,185               278,930
 Data processing                                       59,887                  60,077                  178,959               171,500
 One-time SAIF special assessment                     817,275                      --                  817,275                    --
 SAIF deposit insurance premiums                       74,215                  71,527                  220,314               214,599
 Other expenses                                       320,913                 286,632                  843,321               822,721
                                               --------------          --------------           --------------        --------------

   Total noninterest expense                        1,831,772                 918,896                3,872,322             2,715,660
                                               --------------          --------------           --------------        --------------

Income before income taxes                            760,477                 980,448                3,372,178             2,836,930

Provision for income taxes                            260,216                 355,287                1,209,599             1,043,738
                                               --------------          --------------           --------------        --------------

Net income                                     $      500,261          $      625,161           $    2,162,579        $    1,793,192
                                               ==============          ==============           ==============        ==============

Earnings per share                             $         0.13          $         0.16           $         0.56        $         0.46
                                               ==============          ==============           ==============        ==============

Dividends declared per common share            $       0.0625          $       0.1000           $       0.2250        $       0.5500
                                               ==============          ==============           ==============        ==============


    See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                                       Nine Months Ended
                                                                                                         SEPTEMBER 30,
                                                                                       ---------------------------------------------
                                                                                                1996                     1995
                                                                                       ---------------------   ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                                $    2,162,579           $    1,793,192
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Provision for loan losses                                                                      180,000                  190,000
  Depreciation                                                                                   150,878                  122,228
  Amortization and accretion                                                                    (141,992)                (213,053)
  Deferred taxes                                                                                (125,964)                  29,396
  Effect of contribution to employee stock ownership plan                                        112,508                       --
  (Gain) on sale of foreclosed real estate and loans, net                                         (9,323)                  (8,045)
  (Gain) on sale of securities available for sale                                                (13,774)                (181,871)
  Loss on disposal of equipment                                                                   19,781                       --
  Change in assets and liabilities:
   (Increase) decrease in accrued interest receivable                                             97,592                 (184,296)
   (Increase) in income taxes receivable                                                         (89,199)                      --
   (Increase) in prepaid expenses and other assets                                              (529,145)                (662,748)
   (Decrease) in income taxes payable                                                                 --                  (34,775)
  Increase in accrued expenses and other liabilities                                             766,841                    3,576
                                                                                           -------------           --------------

     Net cash provided by operating activities                                                 2,580,782                  853,604
                                                                                          --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) in loans                                                                     (5,188,068)              (6,889,409)
  Purchase of loans                                                                           (7,370,289)             (13,102,339)
  Proceeds from sale of securities available for sale                                             53,891                1,165,856
  Purchase of securities available for sale                                                  (14,274,965)              (1,674,631)
  Proceeds from maturities of securities held to maturity                                      9,500,000                6,000,000
  Purchase of securities held to maturity                                                             --               (4,991,650)
  Purchase of premises and equipment                                                            (325,874)                (233,991)
  Proceeds from sale of equipment                                                                    100                      500
  Purchase of title plant                                                                             --                 (699,270)
  Other                                                                                           16,885                  (73,432)
                                                                                          --------------           ---------------

     Net cash (used in) investing activities                                                 (17,588,320)             (20,498,366)
                                                                                          ---------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                                     2,786,339                2,376,678
  (Decrease) in advances from borrowers for taxes and insurance                                 (413,499)                (357,090)
  Net change in short term borrowings                                                        (10,500,000)              13,000,000
  Proceeds from other borrowed funds                                                                  --                3,150,000
  Payments of other borrowings                                                                  (892,000)                    (245)
  Proceeds from issuance of 2,625,467 shares of common stock                                  25,412,159                       --
  Payments for expenses incurred relating to conversion to stock form                           (871,592)                      --
  Dividends paid                                                                                (479,295)                (654,063)
                                                                                          --------------           --------------

     Net cash provided by financing activities                                                15,042,112               17,515,280
                                                                                           --------------           -------------

     Net increase (decrease) in cash                                                              34,574               (2,129,482)

CASH
  Beginning                                                                                    3,071,642                4,977,724
                                                                                          --------------           --------------
  Ending                                                                                  $    3,106,216           $    2,848,242
                                                                                          ==============           ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
  Interest paid to depositors                                                             $    4,632,704           $    4,683,642
  Interest paid on borrowings                                                                    455,175                  445,099
  Income taxes                                                                                 1,424,761                1,049,117


     See Notes to Consolidated Condensed Financial Statements.

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries. For periods prior to the Reorganization the statements include the accounts of the Bank and its subsidiaries and the accounts of the MHC. The inclusion of the accounts of the MHC had the effect of increasing stockholders' equity at December 31, 1995 by $314,000 and decreasing net income for the three and nine months ended September 30, 1995 by $19,000 and $39,000, respectively as compared to amounts previously reported by the Bank.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(Continued)

3.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three and nine month periods ended September 30, 1996, the weighted average number of shares outstanding were 3,852,586 and 3,872,209, respectively. For the three and nine month periods ended September 30, 1995, the weighted average number of shares outstanding were 3,921,180 and 3,917,828, respectively. The number of shares outstanding for the three and nine month periods ended at September 30, 1995 were restated to reflect the conversion ratio effected as part of the Reorganization.

4.       DIVIDENDS

On August 22, 1996, the Company declared a cash dividend on its common stock, payable on October 10, 1996 to stockholders of record as of September 12, 1996, equal to $0.0625 per share.

5.       PENDING ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has approved, effective for fiscal years beginning after December 15, 1995, Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, Statement No. 122, Accounting for Mortgage Servicing Rights and Statement No. 123, Accounting for Stock-Based Compensation. The implementation of FASB Statements No. 121, 122 and 123 did not have a material effect on the Company's financial statements when adopted.


FASB has approved, effective for transactions entered into after December 31, 1996, Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The implementation of FASB Statement No. 125 is not expected to have a material effect on the Company's financial statements when adopted.

6.       RECENT DEVELOPMENTS

On October 22, 1996, the Company completed a stock repurchase program, acquiring 200,552 shares of the Company's common stock, which represented 5% of the outstanding shares at an aggregate cost of $2,594,642. For the quarter ended September 30, 1996, the Company did not repurchase any shares of the Company's common stock.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, changes in general, economic and market, and legislative and regulatory conditions, and the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments.

FINANCIAL CONDITION

Total assets increased by $18.0 million, or 10.0%, from $179.9 million at December 31, 1995 to $197.9 million at September 30, 1996. Securities available for sale increased by $14.1 million, or 180.7%, primarily due to the purchase of U.S. Treasury Notes and equity securities. Securities held to maturity decreased $9.5 million, or 59.4%, primarily due to the maturity of U.S. Treasury Notes and the reinvestment of the proceeds from such securities into securities classified as available for sale. Total loans receivable, net, increased by $12.5 million, or 8.5%, due to originations of $18.2 million of first mortgage loans secured primarily by one-to-four family residences, purchases of $7.4 million of first mortgage loans secured by one-to-four family and multi-family residences and originations of $7.6 million of second mortgage loans, which originations and purchases were offset in part by payments and prepayments of loans (of approximately $25.7 million) during the nine months ended September 30, 1996. Deposits increased $2.8 million, or 2.2%, from $126.7 million at December 31, 1995 to $129.5 million at September 30, 1996. Other borrowings, primarily Federal Home Loan Bank of Des Moines ("FHLB") advances, decreased by $11.4 million, to $10.5 million at September 30, 1996 from $21.9 million at December 31, 1995, primarily due to the use of a portion of the proceeds from the Offering to repay FHLB advances. Total stockholders' equity increased $26.2 million, from $29.9 million at December 31, 1995 to $56.1 million at September 30, 1996, primarily due to the proceeds received from the issuance of common stock in the Offering.

CAPITAL

The Company's total stockholders' equity increased by $26.2 million to $56.1 million at September 30, 1996 from $29.9 million at December 31, 1995. The unrealized gain (loss) on securities available for sale decreased by $93,000 to $(32,000) at September 30, 1996 from $61,000 at December 31, 1995. The unearned shares from the Employee Stock Ownership Plan increased by $701,000 to $1.5 million at September 30, 1996 from $769,000 at December 31, 1995, primarily due to the purchase of additional shares by the Employee Stock Ownership Plan as a part of the Offering.

The Office of Thrift Supervision (the "OTS") requires that the
Bank meet minimum tangible, leverage (core) and risk-based
capital requirements.  As of September 30, 1996, the Bank
exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30,
1996 are as follows:
                                      Amount                Percentage
                                                             of Assets
                                                (DOLLAR AMOUNTS IN
                                                    THOUSANDS)
Tangible capital:
    Capital level                 $    42,871                    21.82%
    Requirement                         2,947                     1.50%
                                  -----------               -----------
    Excess                        $    39,924                    20.32%
                                  ===========               ===========
Core capital:
    Capital level                 $    42,871                    21.82%
    Requirement                         5,893                     3.00%
                                  -----------               -----------
    Excess                        $    36,978                    18.82%
                                  ===========               ===========
Risk-based capital:
    Capital level                 $    44,222                    41.11%
    Requirement                         8,605                     8.00%
                                  -----------               -----------
    Excess                        $    35,617                    33.11%
                                  ===========               ===========



LIQUIDITY

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified U.S. government, state or federal agency obligations) equal to a monthly average of not less than 5% of their net withdrawable deposits, plus short term borrowings. At September 30, 1996, the Bank's liquidity position was $17.1 million or 12.8% of liquid assets, compared to $9.8 million or 6.9% at December 31, 1995. The increase of $7.3 million was primarily due to the release of $8.5 million of pledged liquid assets held as collateral on the Bank's borrowings from the FHLB.

OTS regulations also require that thrift institutions such as the Bank maintain an average daily balance of short term liquid assets (cash, certain time deposits, banker's acceptances and specified U.S. government, state or federal agency obligations) equal to a monthly average of not less than 1% of their net withdrawable deposits, plus short term borrowings. At September 30, 1996, the Bank's short term liquidity position was $3.1 million or 2.4% of short term liquid assets, compared to $3.3 million or 2.3% at December 31, 1995.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of securities and other investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Bank manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Bank invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. At September 30, 1996, $8.5 million, or 45.9%, of the Bank's investment portfolio, excluding equity securities, was scheduled to mature in one year or less and $10.0 million, or 54.1%, was scheduled to mature in one to five years. For additional information about cash flows from the Bank's operating, financing and investing activities, see Statements of Cash Flows included in the Condensed Consolidated Financial Statements.

DEPOSIT INSURANCE-SAIF RECAPITALIZATION

For the first three quarters of 1996, SAIF-insured institutions paid deposit insurance assessment rates of $0.23 to $0.31 per $100 of deposits. In contrast, institutions insured by the FDIC's Bank Insurance Fund (the "BIF") that were well capitalized and without any significant supervisory concerns paid the minimum annual assessment of $2,000, and all other BIF-insured institutions paid deposit insurance assessment rates of $0.03 to $0.27 per $100 of deposits.

In response to the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. The Funds Act amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIFassessable deposits will pay a special assessment, subject to adjustment, of 65.7 basis points per $100 of the institution's SAIF-assessable deposits, and the special assessment will be paid on November 27, 1996. The special assessment is based on the amount of SAIF-assessable deposits held on March 31, 1995. The Funds Act provides that the amount of the special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid. Based on the foregoing, the special assessment for the Bank is $817,000 (before taxes) and has been charged against income for the quarter ended September 30, 1996.

In view of the recapitalization of the SAIF, the FDIC proposed on October 8, 1996, to reduce the assessment rate for SAIFassessable deposits for periods beginning on October 1, 1996. As would be effective for the SAIF-assessable deposits of SAIFinsured savings points for the last quarter of 1996 and would range from 0 to 27 basis points for subsequent assessment periods. However, the Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Bank has not been so classified by the FDIC or the OTS. Accordingly, assuming that the designated reserve ratio is maintained by the SAIF after the collection of the special SAIF assessment, the Bank, as long as it maintains its regulatory status, will have to pay substantially lower regular SAIF assessments compared to those paid by the Bank in recent years.

In addition, the Funds Act expanded the assessment base for the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both BIF- and SAIF-insured institutions beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. It has been estimated that the rates of assessment for the payment of interest on the FICO bonds will be approximately 1.3 basis points for BIF-assessable deposits and approximately 6.4 basis points for SAIF-assessable deposits.

The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997.

RECAPTURE OF BAD DEBT RESERVES

Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "1996 Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debt and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

Under the 1996 Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Bank's taxable year beginning January 1, 1996. In addition, the Bank will be required to recapture (i.e., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Bank's portfolio decreased since December 31, 1987) or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the six-year moving average Experience Method. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. This legislation will result in the Bank's recapture of reserves with the aggregate tax liability of $530,000. Since the Bank has already provided a deferred income tax liability of this amount for financial reporting purposes, there will be no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation.

RESULTS OF OPERATIONS

INTEREST INCOME. Interest income increased by $477,000 to $3.8 million for the three months ended September 30, 1996 compared to $3.3 million for the three months ended September 30, 1995. The increase in interest income was primarily due to a $25.6 million increase in the average balance of interest earning assets

(primarily first and second mortgage loans) to $191.0 million for the three months ended September 30, 1996, from $165.4 million for the comparable 1995 period. The increase in the average balance in first mortgage loans and consumer loans (primarily second mortgage loans) generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured by one-to-four family residences and multi-family residences in excess of payments and prepayments. See "Financial Condition." The increase in interest income was also due to an increase of $3.4 million in the average balance of securities to $27.4 million for the three months ended September 30, 1996 from $24.0 million for the three months ended September 30, 1996, reflecting the investment of proceeds from the Offering. The impact of the increase in the average balances was offset in part by a decrease in the average yield on first mortgage loans from 8.29% for the three months ended September 30, 1995 to 8.09% for the three months ended September 30, 1996. The increase in interest income also reflected unscheduled prepayments and repayments of purchased loans which resulted in increased amortization of the unearned discount in 1995. The average yield on interest earning assets decreased from 8.07% for the three months ended September 30, 1995 to 8.00% for the three months ended September 30, 1996.

Interest income increased by $1.5 million to $11.1 million for the nine months ended September 30, 1996 compared to $9.6 million for the nine months ended September 30, 1995. The increase in interest income was primarily due to a $22.5 million increase in the average balance of interest earning assets (primarily first and second mortgage loans) to $185.3 million for the nine months ended September 30, 1996, from $162.8 million for the comparable 1995 period. The increase in the average balance in first and second mortgage loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured by one-to-four family residences and multi-family residences in excess of payments and prepayments. See "Financial Condition." The increase in interest income was also due to an increase in the average yield on securities to 6.60% for the nine months ended September 30, 1996 compared to 6.06% for the nine months ended September 30, 1995. This increase was due to the purchase of certain higher yielding equity securities and increases in market interest rates. The increase in interest income was also due to an increase in the average yield on first mortgage loans to 8.13% for the nine months ended September 30, 1996 from 8.08% for the nine months ended September 30, 1995, reflecting an upward adjustment of interest rates on the Bank's adjustable-rate mortgage loan portfolio and the higher yields on loans purchased. The increase in interest income also reflected unscheduled prepayments and repayments of purchased loans which resulted in increased amortization of the unearned discount in 1995. The average yield on interest earning assets increased to 8.02% for the nine months ended September 30, 1996 from 7.86% for the nine months ended September 30, 1995.

INTEREST EXPENSE. Interest expense decreased by $109,000 to $1.7 million for the three months ended September 30, 1996 compared to $1.8 million for the three months ended September 30, 1995. The decrease in interest expense was primarily due to a decrease in the cost of interest-bearing deposits to 4.90% for the three months ended September 30, 1996 from 5.15% for the three months ended September 30, 1995. The decline in average costs was due to a net increase of $2.1 million in the average balance of NOW, Money Market and passbook savings accounts to $37.5 million for the three months ended September 30, 1996 from $35.5 million for the three months ended September 30, 1995, which accounts bear interest at lower rates than the Company's average cost of funds. The decline in the average costs was also due to a general decline in the Company's average cost of deposits (particularly passbook accounts) reflecting a decline in market interest rates. The decrease in interest expense was also due to a decrease of $3.9 million in the average borrowings from $12.1 million for the three months ended September 30, 1995 to $8.2 million for the three months ended September 30, 1996, as the Company used a portion of the proceeds of the Offering to repay FHLB advances, shortly after the Offering. This decrease was offset in part by an increase of $2.3 million in the average interest-bearing deposits from $123.8 million for the three months ended September 30, 1995 to $126.1 million for the three months ended September 30, 1996, due to the Bank's offering of favorable rates on certain types of deposit accounts. The average cost of interest bearing liabilities decreased to 4.96% for the three months ended September 30, 1996 from 5.20% for the three months ended September 30, 1995.

Interest expense decreased by $39,000 to $5.1 million for the nine months ended September 30, 1996 compared to $5.2 million for the nine months ended September 30, 1995. The decrease in interest expense was primarily due to the decrease in the average cost of average interest-bearing deposits to 4.92% for the nine months ended September 30, 1996 from 5.09% for the nine months ended September 30, 1995. The decline in average costs was due to a net increase of $3.4 million in the average balance of NOW, Money Market and passbook savings accounts to $37.9 million for the nine months ended September 30, 1996 from $34.5 million for the nine months ended September 30, 1995, which accounts bear interest at lower rates than the Company's average cost of funds. The decline in the average cost was primarily due to a decline in the Company's average cost of passbook accounts reflecting a general decline in market interest rates. The decrease in interest expense was also due to a decrease of $768,000 in the average borrowings from $11.2 million for the nine months ended September 30, 1995 to $10.4 million for the nine months ended September 30, 1996, as the Company used a portion of the proceeds of the Offering to repay FHLB advances shortly after the Offering, offset in part by an increase in the cost of such funds. This decrease was offset in part by an increase of $3.6 million in the average interest-bearing deposits from $122.6 million for the nine months ended September 30, 1995 to $126.2 million for the nine months ended September 30, 1996, due to the Bank's offering of favorable rates on certain types of deposit accounts. The average cost of interest bearing liabilities decreased to 5.00% for the nine months ended September 30, 1996 from 5.15% for the nine months ended September 30, 1995.

NET INTEREST INCOME. Net interest income before provision for loan losses increased by $586,000 to $2.2 million for the three months ended September 30, 1996 from $1.6 million for the three months ended September 30, 1995. The increase is primarily due to the increase in the excess of average interest earning assets over average interest bearing liabilities and the increase in the Bank's interest rate spread (i.e., the difference in the average yield on assets and the average cost of liabilities) from 2.87% for the three months ended September 30, 1995 to 3.04% for the three months ended September 30, 1996.

Net interest income before provision for loan losses increased by $1.6 million to $6.0 million for the nine months ended September 30, 1996 from $4.4 million for the nine months ended September 30, 1995. The increase is primarily due to the increase in the excess of average interest earning assets over average interest bearing liabilities and the increase in the Bank's interest rate spread from 2.71% for the nine months ended September 30, 1995 to 3.02% for the nine months ended September 30, 1996.

The following tables set forth certain information relating to the Bank's average balance sheets and reflect the average yield on assets and average cost of liabilities for the three and nine month periods ended September 30, 1996 and 1995.

RESULTS OF OPERATIONS  (Continued)
                                              NINE MONTHS ENDED SEPTEMBER 30, 1996            NINE MONTHS ENDED SEPTEMBER 30, 1995
                                            ----------------------------------------       ---------------------------------------
                                                                           Average                                        Average
                                              Average                      Yield/            Average                      Yield/
                                              Balance       Interest        Cost             Balance      Interest         Cost
                                              -------       --------       -------           -------      --------        -------
                                                     (Dollars in Thousands)                          (Dollars in Thousands)
Interest-earning assets:

   First mortgage loans                       $135,109       $ 8,242           8.13%         $117,842       $ 7,137         8.08%
   Consumer loans                               20,524         1,473           9.59%           17,552         1,243         9.47%
   Securities available for sale                14,292           692           6.47%            5,175           247         6.38%
   Securities held to maturity                  11,775           595           6.75%           19,876           888         5.98%
   Interest bearing cash                         3,613           134           4.97%            2,336            81         4.59%
                                               -------       -------        -------           -------       -------      -------

      Total interest-earning assets           $185,313       $11,136           8.02%         $162,781       $ 9,596         7.86%
                                                             -------        -------                         -------      -------

Noninterest-earning assets                       4,574                                          3,640
                                               -------                                        -------

      Total assets                            $189,887                                       $166,421
                                              ========                                       ========

Interest-bearing liabilities:
   NOW and money market savings                $18,538       $   394           2.84%          $14,465       $   298         2.77%
   Passbook savings                             19,361           330           2.28%           20,078           440         2.92%
   Certificates of deposits                     88,270         3,928           5.94%           88,043         3,933         5.97%
   Borrowed funds                               10,392           464           5.96%           11,160           485         5.81%
                                               -------       -------        --------          -------       -------      -------

      Total interest-bearing liabilities      $136,561       $ 5,116           5.00%         $133,746       $ 5,156         5.15%
                                                             -------        -------                         -------      -------

Noninterest-bearing liabilities                  5,094                                          4,139
                                               -------                                        -------

      Total liabilities                       $141,655                                       $137,885


Equity                                          48,232                                         28,536
                                               -------                                        -------

   Total liabilities and equity               $189,887                                       $166,421
                                              ========                                       ========

Net interest income                                          $ 6,020                                        $ 4,440
                                                             =======                                        =======

Net interest rate spread                                                       3.02%                                        2.71%
                                                                            =======                                      =======

Interest-earning assets and net
  interest margin                                                              4.33%                                        3.63%
                                                                            =======                                      =======

Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                                               135.70%                                      121.71%
                                                                            =======                                      =======






                                              THREE MONTHS ENDED SEPTEMBER 30, 1996           THREE MONTHS ENDED SEPTEMBER 30, 1995
                                            ----------------------------------------       ----------------------------------------
                                                                           Average                                        Average
                                              Average                      Yield/            Average                      Yield/
                                              Balance       Interest        Cost             Balance      Interest         Cost
                                              -------       --------       -------           -------      --------        -------
                                                     (Dollars in Thousands)                          (Dollars in Thousands)
Interest-earning assets:

   First mortgage loans                       $139,558       $ 2,823           8.09%         $120,617       $ 2,501         8.29%
   Consumer loans                               21,701           521           9.56%           18,206           440         9.58%
   Securities available for sale                18,917           304           6.38%            5,354            89         6.62%
   Securities held to maturity                   8,498           148           6.92%           18,656           292         6.21%
   Interest bearing cash                         2,307            29           4.93%            2,564            26         4.07%
                                               -------       -------        -------           -------       -------      -------

      Total interest-earning assets           $190,981       $ 3,825           8.00%         $165,398       $ 3,348         8.07%
                                                             -------        -------                         -------      -------

Noninterest-earning assets                       4,944                                          3,673
                                               -------                                        -------

      Total assets                            $195,925                                       $169,071
                                              ========                                       ========

Interest-bearing liabilities:
   NOW and money market savings                $19,096       $   139           2.89%          $16,176       $   121         2.96%
   Passbook savings                             18,427           103           2.23%           19,296           134         2.75%
   Certificates of deposits                     88,562         1,311           5.89%           88,313         1,352         6.07%
   Borrowed funds                                8,210           120           5.79%           12,113           175         5.74%
                                               -------       -------        --------          -------       -------      -------

      Total interest-bearing liabilities      $134,295       $ 1,673           4.96%         $135,898       $ 1,782         5.20%
                                                             -------        -------                         -------      -------

Noninterest-bearing liabilities                  5,531                                          4,178
                                               -------                                        -------

      Total liabilities                       $139,826                                       $140,076

Equity                                          56,099                                         28,995
                                               -------                                        -------

   Total liabilities and equity               $195,925                                       $169,071
                                              ========                                       ========

Net interest income                                          $ 2,152                                        $ 1,566
                                                             =======                                        =======

Net interest rate spread                                                       3.04%                                        2.87%
                                                                            =======                                      =======

Interest-earning assets and net
  interest margin                                                              4.51%                                        3.78%
                                                                            =======                                      =======

Ratio of average interest-earning
   assets to average interest-bearing
   liabilities                                                               142.21%                                      121.71%
                                                                            =======                                      =======

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses was $60,000 for the three months ended September 30, 1996 and 1995. The Company's provision for loan losses was $180,000 for the nine months ended September 30, 1996 and $190,000 for the nine months ended September 30, 1995. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $9,000 for the nine months ended September 30, 1996 as compared to $54,000 for the nine months ended September 30, 1995. The resulting allowance for loan losses was $1.9 million at September 30, 1996 as compared to $1.7 million at September 30, 1995 and $1.7 million at December 31, 1995. This increase in the allowance reflects the increase in total loans from $144.8 million at September 30, 1995 to $160.4 million at September 30, 1996. The level of nonperforming loans increased to $287,000 at September 30, 1996 from $211,000 at September 30, 1995. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

NONINTEREST INCOME. Total noninterest income increased by $106,000 to $500,000 for the three months ended September 30, 1996 from $394,000 for the three months ended September 30, 1995. The increase is due to increases in all categories of noninterest income. Fees and service charges increased $58,000, primarily due to increases in overdraft fees and loan prepayment fees. Abstract fees increased $30,000 due to increased sales volume. Other income increased $18,000 primarily due to increases in annuity sales.

Total noninterest income increased by $102,000 to $1.4 million for the nine months ended September 30, 1996 from $1.3 million for the nine months ended September 30, 1995. The increase is due to increases in fees and service charges, abstract fees and other income, offset in part by a decrease in the gain on the sale of securities of $168,000. Fees and service charges increased $90,000, primarily due to increases in overdraft fees and loan prepayment fees. Abstract fees increased $113,000 due to increased sales volume. Other income increased $67,000 primarily due to increases in annuity sales.

NONINTEREST EXPENSE. Total noninterest expense increased by $913,000 to $1.8 million for the three months ended September 30, 1996 from $919,000 for the three months ended September 30, 1995. The increase is primarily due to the $817,000 one-time special assessment to recapitalize the SAIF. See "Deposit Insurance SAIF Recapitalization". Absent the one-time assessment, the increase in noninterest expense reflects a $62,000 increase in salaries and benefits and a $34,000 increase in other expenses. The increase in salaries and benefits was primarily a result of the increased costs associated with the ESOP and normal salary increases. The increase in other expenses is primarily a result of higher expenditures for professional fees, costs associated with being a public company and costs associated with certain demand and NOW checking account customers, offset in part by lower advertising costs and a write down of the National bankruptcy claim. The Company's efficiency ratio for the three months ended September 30, 1996 and 1995 was 69.06% and 46.90%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended September 30, 1996 and 1995 was 3.74% and 2.17%, respectively. Excluding the one-time SAIF assessment for the three months ended September 30, 1996, the efficiency ratio would have been 38.25% and the ratio of noninterest expense to average assets would have been 2.07%.

Total noninterest expense increased by $1.2 million to $3.9 million for the nine months ended September 30, 1996 from $2.7 million for the nine months ended September 30, 1995. The increase is primarily due to the $817,000 one-time special assessment to recapitalize the SAIF. See "Deposit Insurance SAIF Recapitalization". Absent the one-time assessment, the increase in noninterest expense reflects a $267,000 increase in salaries and benefits and a $38,000 increase in premises and equipment. The increase in salaries and benefits was primarily a result of a one time adoption of a retirement plan for the benefit of the chairman of the board, the increased costs associated with the ESOP and normal salary increases. The increase in premises and equipment is primarily a result of increased depreciation expense due to expenditures on buildings and equipment in the Bank's Nevada office and equipment in the abstract companies. The Company's efficiency ratio for the nine months ended September 30, 1996 and 1995 was 52.16% and 47.29%, respectively. The Company's ratio of noninterest expense to average asset for the nine months ended September 30, 1996 and 1995 was 2.72% and 2.18%, respectively. Excluding the one-time SAIF assessment for the nine months ended September 30, 1996, the efficiency ratio would have been 41.15% and the ratio of noninterest expense to average assets would have been 2.15%.

INCOME TAXES. Income taxes decreased by $95,000 to $260,000 for the three months ended September 30, 1996 as compared to $355,000 for the three months ended September 30, 1995. The decrease was primarily due to a decrease in pre-tax earnings during the 1996 period as compared to the 1995 period.

Income taxes increased by $166,000 to $1.2 million for the nine months ended September 30, 1996 as compared to $1.0 million for the nine months ended September 30, 1995. The increase was primarily due to an increase in pre-tax earnings during the 1996 period as compared to the 1995 period.

NET INCOME. Net income totalled $500,000 for the three months ended September 30, 1996, compared to $626,000 for the same period in 1995.

Net income totalled $2.2 million for the nine months ended September 30, 1996, compared to $1.8 million for the same period in 1995.

PART II OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not applicable

ITEM 2.           CHANGES IN SECURITIES

                  Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At a special meeting of shareholders held on September 21, 1996, the following matter was voted upon, and the results of the voting on such matter are indicated below:

The proposal to approve the 1996 North Central Bancshares, Inc.
Stock Option Plan:


For                                 2,796,589
Against                               240,551
Abstain                                34,602
Broker non-votes                      588,792


ITEM 5.           OTHER INFORMATION

                  Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit 11.  Statement on computation of per share earnings.

         Exhibit 27. Financial data schedule. (Only submitted with filing in electronic format.)

         Exhibit 99.1 Press Release (regarding the issuance of limited financial information for the quarter ended September 30, 1996).

(b)      Reports on Form 8-K

         A Form 8-K was filed on July 24, 1996 to report, pursuant to Item 5, the issuance of limited financial information for the quarter ended June 30, 1996.

         A Form 8-K was filed on August 26, 1996 to report, pursuant to Item 5, the payment of a cash dividend on the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        NORTH CENTRAL BANCSHARES, INC.

DATE:  November 12, 1996                  BY: /s/ David M. Bradley



                                          David M. Bradley, CPA
                                          President and
                                          Chief Executive Officer

DATE:  November 12, 1996                  BY:  /s/ John L. Pierschbacher



                                          John L. Pierschbacher, CPA
                                          Principal Financial Officer