Form 10-K405
period 1996-12-31
NORTH CENTRAL BANCSHARES INC
filed 1997-03-31
CIK 1005188

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K


  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the Transition period from  to

                          COMMISSION FILE NO. 0-27672

                        NORTH CENTRAL BANCSHARES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 IOWA                                 421449849
    (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION
    INCORPORATION OR ORGANIZATION)                     NUMBER)

 C/OFIRST FEDERAL SAVINGS BANK OF FORT
                 DODGE
 825 CENTRAL AVENUE, FORT DODGE, IOWA                   50501
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

                                (515) 576-7531
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (TITLE OF CLASS)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

  As of March 20, 1997, there were issued and outstanding 3,429,455 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 28, 1997 $48,693,235.

                      DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of
Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  North Central Bancshares, Inc. (the "Holding Company"), an Iowa corporation, is the holding company for First Federal Savings Bank of Fort Dodge (the "Bank"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company." The Holding Company was organized on December 5, 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in connection with the conversion and reorganization of the Bank and North Central Bancshares, M.H.C. (the "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Conversion"). On March 20, 1996, upon completion of the Conversion, the Holding Company issued an aggregate of 4,011,057 shares of its Common Stock, par value $0.01 per share, of which 1,385,590 shares were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were cancelled, and 2,625,467 shares of which were sold in Subscription and Community Offerings at a price of $10.00 per share, with gross proceeds amounting to $26,254,670. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank.

  The Holding Company's executive offices are located at the home office of the Company at 825 Central Avenue, Fort Dodge, Iowa. The Holding Company's telephone number is (515) 576-7531.

FIRST FEDERAL SAVINGS BANK OF FORT DODGE

  The Bank is a federally chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and three branch offices located in Fort Dodge, Nevada and Ames, Iowa. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was chartered originally in 1954, and on May 7, 1987 became a federally chartered savings bank. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits in one- to four-family residential real estate mortgages and multifamily mortgages and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. The Bank's deposits are insured by the FDIC under the SAIF. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1954. At December 31, 1996, the Bank had total assets of $203.1 million, total deposits of $129.7 million, and total shareholders' equity of $49.2 million.

  The Bank's principal executive office is located at 825 Central Avenue, Fort Dodge, Iowa and its telephone number at that address is (515) 576-7531.

MARKET AREA AND COMPETITION

  The Company is an independent savings institution serving its primary market area of Webster and Story Counties, which are located in the central and north central part of the State of Iowa. The Company's market area is influenced by agriculture as well as gypsum mining, retail sales, professional services and public education. The Company is headquartered in Fort Dodge, the Webster County seat, where it operates two Company locations. The Company's Nevada branch operates in the city of Nevada, Iowa, the county seat for Story County. Nevada is located close to Ames, the location of Iowa State University, and is also located 35 miles from Des Moines, the state capital. The Company's Ames branch operates in the city of Ames, Iowa and is also located 30 miles from Des Moines. Fort Dodge has become a strong retail center for North Central Iowa and Nevada and Ames are significantly influenced by the proximity of Iowa State University and certain Iowa state government agencies. Major employers and industries within the Company's market area include Trinity Regional Hospital, Iowa Central Community College, Iowa State University, Iowa Department of Transportation, Fort Dodge Animal Health, Celotex, U.S. Gypsum and Goldbond (gypsum mining companies), Decker Trucking Company, Smithway Trucking Company, and Donnelley Marketing Company. Construction is underway on a 750 bed prison which will employ approximate 300 people in Fort Dodge, Iowa.

  In the early- to mid-1980s, Fort Dodge lost a substantial number of jobs when certain major employers in the area closed or reduced operations and staff. In addition, the Iowa economy generally suffered as commodities prices declined. Urban and rural real estate prices declined and farm-related bankruptcies and foreclosures increased. The population of Webster County and Fort Dodge declined during the period as well. The cities of Nevada and Ames, and Story County generally, were less affected during this period due to the stability of Iowa State University and the status of Nevada as the county seat for Story County. The population of Story County actually increased during the 1980s while the population of the State of Iowa decreased as a whole.

  Since approximately 1988, rural land prices and residential real estate prices in Fort Dodge have increased as the overall economy has recovered and Fort Dodge's economic base became more diversified. The unemployment rate for Webster County as of December 1996 was 3.7%, compared to the national rate of 5.3% and the State of Iowa rate of 3.6%. The unemployment rate for Story County was 2.5%.

  The Nevada, Iowa and Ames, Iowa markets have been a source of loan and depositor growth for the Company in recent periods, and the Company expects to continue to pursue lending and deposit growth opportunities in these markets. However, due to the reduced loan demand in the Company's overall market area, increased competition, and the Company's decision to diversify its loan portfolio, the Company has originated and purchased loans (primarily multifamily loans) from out of state. The Company intends to continue such originations and purchases pursuant to its underwriting standards for Company-originated loans.

  The Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, other savings associations, and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Company expects continued strong competition in the foreseeable future. Many such institutions have greater financial and marketing resources available to them than does the Company. The Company competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial products. In recent years, additional strong competition has come from stock and bond dealers and brokers and in particular, mutual funds. The Company competes for real estate loans primarily through the interest rates and loan fees it charges and advertising, as well as by offering high levels of personal service.

LENDING ACTIVITIES

  Loan Portfolio Composition. The principal components of the Company's loan portfolio are fixed- and adjustable-rate first mortgage loans secured by one-to-four family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential real estate and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. At December 31, 1996, the Company's net loans receivable totalled $165.8 million, of which $106.0 million, or 64.0% were one-to-four family residential real estate first mortgage loans, and $38.1 million, or 22.9%, were other first mortgage loans, primarily purchased multifamily and commercial real estate loans. Consumer loans, consisting primarily of automobile loans and second mortgage loans, totalled $21.7 million, or 13.1% of the Company's net loan portfolio.

  Savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. For the year ended December 31, 1996, it was the Company's policy to limit loans to one borrower to $1.25 million. Subsequent to fiscal year end 1996, this limit was increased to $1.5 million. Any exceptions to this policy are made on a case by case basis and only with approval of the Company's Board of Directors. At December 31, 1996, the Company's largest aggregate amount of loans to one borrower was $1.25 million and the second largest borrower had an aggregate balance of $999,000, both of which were first mortgage multifamily residential real estate loans and both were performing as of that date.

  Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated:

                                                               AT DECEMBER 31,
                          -----------------------------------------------------------------------------------------
                                1996              1995              1994              1993              1992
                          ----------------- ----------------- ----------------- ----------------- -----------------
                                   PERCENT           PERCENT           PERCENT           PERCENT           PERCENT
                           AMOUNT  OF TOTAL  AMOUNT  OF TOTAL  AMOUNT  OF TOTAL  AMOUNT  OF TOTAL  AMOUNT  OF TOTAL
                          -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                           (DOLLARS IN THOUSANDS)
First mortgage loans:
 One-to-four family
  residential(1)........  $107,168   64.62% $ 94,876   64.16% $ 84,203   67.48% $ 76,843   65.70% $ 72,151   65.38%
 Multifamily............    34,488   20.80    31,622   21.38    21,474   17.21    22,490   19.23    22,372   20.27
 Commercial.............     5,225    3.15     5,825    3.94     6,163    4.94     6,472    5.53     6,212    5.63
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
 Total first mortgage
  loans.................   146,881   88.57%  132,323   89.48%  111,840   89.63%  105,805   90.46%  100,735   91.28%
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
Consumer loans:
 Automobiles............     4,155    2.51%    2,967    2.01%    2,889    2.31%    1,993    1.70%    1,810    1.64%
 Second mortgage(2).....    15,303    9.23    13,284    8.98    10,735    8.60     8,481    7.25     6,862    6.22
 Other(3)...............     2,582    1.56     2,736    1.85     3,127    2.51     3,818    3.26     4,010    3.63
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
 Total consumer loans...    22,040   13.30    18,987   12.84    16,751   13.42    14,292   12.22    12,682   11.49
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
 Total loans receivable.   168,921  101.87%  151,310  102.32%  128,591  103.05%  120,097  102.68%  113,417  102.77%
Less:
 Undisbursed portion of
  construction loans....       371    0.22%      782    0.53%    1,048    0.84       309    0.26       277    0.25
 Unearned loan discount.       525    0.32%      682    0.46%    1,013    0.81     1,368    1.17     1,639    1.49
 Net deferred loan
  origination fee.......       241    0.15%      238    0.16%      203    0.16       148    0.13        64    0.06
 Allowance for loan
  losses................     1,953    1.18%    1,736    1.17%    1,543    1.24     1,305    1.12     1,077    0.98
                          --------  ------  --------  ------  --------  ------  --------  ------  --------  ------
 Total loans receivable,
  net...................  $165,831  100.00% $147,872  100.00% $124,784  100.00% $116,967  100.00% $110,360  100.00%
                          ========  ======  ========  ======  ========  ======  ========  ======  ========  ======

--------
(1) Includes interest-only construction loans that convert to permanent loans.
(2) Second mortgage loans included $862,000, $724,000, $403,000, $362,000 and
    $294,000 (in actual dollars) of nonowner-occupied residential first mortgage loans at December 31, 1996, 1995, 1994, 1993 and 1992 respectively.
(3) Other consumer loans included $213,000, $299,000, $499,000, $770,000 and
    $933,000 (in actual dollars) of commercial mortgage loans at December 31, 1996, 1995, 1994, 1993 and 1992 respectively.

  Loan Maturity Schedule. The following table sets forth the maturity or period of repricing of the Company's loan portfolio at December 31, 1996. Overdraft lines of credit and overdrafts are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                            AT DECEMBER 31, 1996
                         ----------------------------------------------------------
                         WITHIN    1-3     3-5    5-10    10-20  BEYOND 20
                         1 YEAR   YEARS   YEARS   YEARS   YEARS    YEARS    TOTAL
                         ------- ------- ------- ------- ------- --------- --------
                                               (IN THOUSANDS)
First mortgage loans:
 One-to-four family
  residential(1)........ $21,435 $ 8,603 $21,953 $42,185 $12,206   $786    $107,168
 Multifamily............  13,872   3,217   7,971   7,980   1,448    --       34,488
 Commercial.............   2,802     639     771     518     495    --        5,225
Consumer loans(2).......   2,154   6,893  12,359     620      14    --       22,040
                         ------- ------- ------- ------- -------   ----    --------
   Total................ $40,263 $19,352 $43,054 $51,303 $14,163   $786    $168,921
                         ======= ======= ======= ======= =======   ====    ========

--------
(1) One-to-four family loans include $64.2 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and are annually adjustable thereafter. $38.8 million of these loans have been classified as fixed rate loans and $25.4 million have been classified as adjustable rate loans.
(2) Includes second mortgage loans of $15.2 million at December 31, 1996.

  The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 1996 due after December 31, 1997.

                                                    DUE AFTER DECEMBER 31, 1997
                                                    ---------------------------
                                                     FIXED  ADJUSTABLE  TOTAL
                                                    ------- ---------- --------
                                                          (IN THOUSANDS)
First mortgage loans:
  One-to-four family residential(1)................ $55,704  $30,029   $ 85,733
  Multifamily......................................   8,245   12,371     20,616
  Commercial.......................................     793    1,630      2,423
Consumer loans(2)..................................  19,886      --      19,886
                                                    -------  -------   --------
    Total.......................................... $84,628  $44,030   $128,658
                                                    =======  =======   ========

--------
(1) One-to-four family loans include $64.2 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and are annually adjustable thereafter. $38.8 million of these loans have been classified as fixed rate loans and $25.4 million have been classified as adjustable rate loans.
(2) Includes second mortgage loans of $15.2 million at December 31, 1996.

  One-to-Four Family Residential Real Estate Loans. The Company's primary lending activity consists of the origination of fixed- and adjustable-rate one-to-four family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company's market area. The Company also originates one-to-four family, interest only construction loans that convert to permanent loans after an initial construction period that generally does not exceed nine months. At December 1996, 52.0% of the Company's residential real estate loans had fixed rates, and 48.0% had adjustable rates.

  The Company is a portfolio lender and generally does not sell loans in the secondary mortgage market. However, the Company's one-to-four family, fixed-rate, residential real estate loans generally are originated and underwritten according to standards that qualify such loans to be included in Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market. By action of the Board of Directors, on a case-by-case basis, the Company has sold fixed-rate loans with maturities equal to or in excess of 15 years, servicing retained, in the secondary mortgage market. For the year ended December 31, 1996, no one-to-four family loans were sold. One-to-four family loans are underwritten and originated according to policies approved by the Board of Directors.

  Originations of one-to-four family fixed-rate first mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company's interest rate gap position, and loan products offered by the Company's competitors. The Company's one-to-four family fixed-rate first mortgage loans amortize on a monthly basis with principal and interest due each month. To make the Company's fixed-rate loan portfolio more interest rate sensitive, the Company currently emphasizes the origination of fixed-rate loans with terms of 15 years or less. The Company also offers 7-year fixed-rate first mortgage loans that convert to adjustable-rate loans that adjust on an annual basis after the initial fixed rate term. The overall maturity of these loans may be up to 30 years. The Company determines whether a customer qualifies for these loans based upon the initial fixed interest rate.

  The Company's adjustable rate mortgage, or "ARM loans," are generally originated for terms of up to 30 years, with interest rates that adjust annually. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. Currently, the Company offers ARM loans with annual rate caps of 1.5% and maximum life-of-loan caps of 11.95%. Prior to 1995, the Company's ARM loans originated for retention in its portfolio generally were based on the 11th District Cost of Funds Index, a lagging market index. The interest rate on its ARM loans is calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year. The Company currently offers one-year ARM loans with initially discounted rates, often known as "teaser rates." The Company determines whether a borrower qualifies for an

ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated, rather than the introductory or "teaser" rate or the maximum life-of-the rate to which the loan could adjust. In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One-to- four family residential ARM loans totalled $51.4 million, or 31.0%, of the Company's total net loan portfolio at December 31, 1996.

  The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company's credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset and Liability Management--Interest Rate Sensitivity Analysis."

  The Company's one-to-four family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

  Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Company's lending policies limit the maximum loan-to-value ratio on mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Company generally makes one-to-four family first real estate loans with loan-to-value ratios of up to 90%; however, for one-to-four family real estate loans with loan-to-value ratios greater than 80%, the Company requires the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion on all properties securing real estate loans originated by the Company.

  Multifamily Residential and Commercial Real Estate Loans. The Company's loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $39.7 million, or 23.9%, of the Company's total net loan portfolio at December 31, 1996. Of such loans, $37.4 million, or 94.0%, were purchased or originated by the Company and were secured by properties outside the State of Iowa (the "out of state" properties). There were no multifamily residential or commercial real estate loans greater than 30 days past due at December 31, 1996. These loans are primarily secured by multi-family residences, such as apartment buildings and by commercial facilities such as office buildings and retail buildings. Multifamily residential real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed rate loans generally amortize over 15 to 30 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to fifteen years. Such loans are priced as five to fifteen year loans with loan-to-value ratios of no more than 80%. See "--Purchased or Out of State Originated Loans."

  All purchased or out of state originated loans in excess of $200,000 are approved by the Chief Executive Officer and the Board of Directors and are subject to the same underwriting standards as for loans originated by the Company. All purchased or out of state originated loans less than $200,000 are approved by the Chief Executive Officer and are subject to the same underwriting standards as loans originated by the Company. Before a loan is purchased, the Company obtains a copy of the original loan application, certified rent rolls, the original title insurance policy and personal financial statements of any guarantors of the loan. An executive officer or director of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse. Generally, the originating financial institution or mortgage banker continues to service the loans, remitting principal and interest to the Company. The Company generally imposes a $1.25 million limit on the aggregate size of multifamily and commercial loans to any one borrower. This limit has been increased to $1.5 million as of February 28, 1997. Any exceptions to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Company's legal lending limit. See "Regulation--Regulation of Federal Savings Associations--Loans to One Borrower."

  Loans secured by multifamily and commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from such real estate projects are reduced, the borrower's ability to repay the loan may be impaired.

  Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, including second mortgage loans. As of December 31, 1996, second mortgage loans totalled $15.3 million, or 9.2%, of the Company's net total loan portfolio. The Company's second mortgage loans have fixed interest rates and are generally for terms of 3 to 5 years. The Company's second mortgage loans are secured by the borrower's principal residence generally with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of no more than 80%. The average principal amount of the Company's second mortgage loans is approximately $11,176.

  To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally on a 80% loan-to-value basis for new cars. All of the Company's automobile loans were originated by the Company, and generally have terms up to five years.

  The Company also makes other types of consumer loans, primarily unsecured signature loans for various purposes. The minimum loan amount for such loans is $1,000, the maximum loan amount for such loans is $7,500, and the average balance of such loans is approximately $1,934.

  The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans may be unsecured and are originated for any business purpose, such as for the purchase of computers and business equipment. The maximum loan amount for such unsecured loans is $7,500.

  The Company's business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company generally expects consumer loan demand will come from its mortgage loan customers. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 1996, however, only $35,000, or 0.16%, of the Company's consumer loan portfolio was on non-accrual status.

  Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to collateralize the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company's written loan policies, all first mortgage loans are approved by the Chief Executive Officer. After the loan is approved, a loan commitment letter is promptly issued to the borrower. The Loan Committee of the Board of Directors meets monthly to review a sampling of all loans originated in the month.

  If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. An abstract of title along with an attorney's title opinion is required on all first mortgage loans secured by real property in Iowa. At December 31, 1996, the Company had outstanding commitments to originate and purchase $3.1 million of loans. This amount does not include the undisbursed overdraft loan privileges or the unfunded portion of loans in process.

  Purchased or Out of State Originated Loans. The Company's loan portfolio contains $45.2 million of loan secured by out of state properties. These loans represents 26.8% of the Company's total loan portfolio at December 31, 1996. Substantially all of the multifamily residential and commercial real estate loans in the Company's loan portfolio are purchased or originated out of state by the Company without recourse. At December 31, 1996, approximately $16.2 million of these purchased loans represent loans secured by real estate in the west coast states of California, Oregon and Washington. At that date, the Company's investment in properties located in California totalled $8.8 million and was distributed among two dozen cities. Concentrations of California real estate loans exist in three areas, Los Angeles, Lodi/Stockton and San Diego. Most of these loans were originated from 1973 through 1987 and were purchased by the Company from 1982 to 1988 generally under a 75% loan-to-value guideline. The Company's loans in California were purchased prior to December 31, 1988, and the Company has no plans to purchase or originate loans in the State of California in the immediate future. The downturn in California real estate markets has not adversely impacted the Company. The remainder of the Company's purchased or out of state originated loans are distributed in various states. At December 31, 1996, the Company's multifamily residential and commercial real estate loans had an average balance of $222,000 and the largest loan had a principal balance of $1.25 million. As of December 31, 1996 there were no purchased loans that were on nonaccrual status.

  To supplement its origination of one-to-four family first mortgage loans, the Company also purchases loans secured by one-to-four family residences out of state. At December 31, 1996, $7.8 million or 4.6% of the Company's total loan portfolio consisted of purchased one-to-four family loans, of which $1.3 million were secured by properties located in California and $3.9 million were secured by properties in Missouri.

  Loans purchased by the Company entail certain risks not necessarily associated with loans the Company originates. The Company's purchased loans are generally acquired without recourse with servicing retained by the seller or originator of the loans. Although the Company reviews each purchased loan using the Company's underwriting criteria for originations and a Company officer or director performs an on-site inspection of each purchased loan, the Company is dependent on the seller or originator of the loan for ongoing collection efforts and collateral review. In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with loans the Company originates. Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company's market area. If economic conditions continue to limit the Company's opportunities to originate loans in its market area, the Company may increase its investment in out of state mortgage loans. There can be no assurance, however, that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

  In an effort to reduce the risk of loss on out of state purchased loans, the Company only purchases loans that meet the underwriting policies for loans originated by the Company although specific rates and terms may differ from the rates and terms offered by the Company. The Company also requires appropriate documentation, and personal inspections of the underlying real estate collateral by an executive officer or director prior to purchase. The servicers of the loans conduct annual inspections of the underlying real estate collateral and copies of the reports of such inspections are provided to the Company. Of the total purchased loans in the Company's portfolio as of December 31, 1996, $17.4 million were originated prior to January 1, 1990.

  Set forth below is a table of the Company's purchased or out of state originated loans by state of origin (including multifamily residential, commercial real estate and one-to-four family first mortgage loans) as of December 31, 1996.

                                                     BALANCE AS OF
        STATE                                      DECEMBER 31, 1996
        -----                                      -----------------
                                                    (IN THOUSANDS)
        California................................      $10,145
        Colorado..................................       10,339
        Georgia...................................          227
        Illinois..................................          109
        Indiana...................................          779
        Kansas....................................        1,099
        Minnesota.................................          723
        Missouri..................................        5,353
        Montana...................................          235
        Nebraska..................................          805
        Oregon....................................        6,964
        Texas.....................................          561
        Utah......................................          238
        Virginia..................................          144
        Washington................................          873
        Wisconsin.................................        6,435
        Other.....................................          140
                                                        -------
            Total.................................      $45,169
                                                        =======

  Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the periods indicated.

                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     --------------------------
                                                       1996     1995     1994
                                                     -------- -------- --------
                                                           (IN THOUSANDS)
Total loans receivable at beginning of period....... $151,310 $128,591 $120,097
                                                     -------- -------- --------
ORIGINATIONS:
First mortgage loans:
  One-to-four family residential....................   24,178   19,714   19,014
  Multifamily.......................................    3,410      --       225
  Commercial........................................      235       88      470
Consumer loans:
  Automobile........................................    3,962    2,248    2,824
  Second mortgage...................................   10,060    9,411    7,620
  Other.............................................    2,247    2,199    2,375
                                                     -------- -------- --------
    Total originations:.............................   44,092   33,660   32,528
LOAN PURCHASES:
First mortgage--one-to-four family..................    3,133    1,848      --
First mortgage--multifamily.........................    4,813   12,655    2,054
LOAN SALES:
First mortgage--one-to-four family..................      --       105      404
First mortgage--multifamily.........................      380      --       --
Consumer loan.......................................       67      --       --
Transfer of mortgage loans to foreclosed real
 estate.............................................      148      288        7
Repayments..........................................   33,832   25,051   25,677
                                                     -------- -------- --------
Net loan activity...................................   17,611   22,719    8,494
                                                     -------- -------- --------
Total loans receivable at end of period............. $168,921 $151,310 $128,591
                                                     ======== ======== ========

  Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment of the related loan. At December 31, 1996, the Company had $241,000 of deferred loan origination fees, net. Such fees vary with the type of loans and commitments made. The Company typically charges an origination fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges and late charges. The Company recognized fees and service charges of $580,000, $445,000 and $430,000 for the fiscal years ended December 31, 1996, 1995 and 1994 respectively.

DELINQUENCIES AND CLASSIFIED ASSETS

  Delinquencies. The Company's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge for mortgage loans. If delinquency continues, on the 20th day past due, a telephone call is made to the borrower seeking payment. If the loan is 30 days past due, a delinquent notice is mailed along with a letter advising that the mortgagors are in violation of the terms of their mortgage contract. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. After 90 days, if no satisfactory payment terms are agreed with the borrower, foreclosure proceedings are initiated. To the extent required by the Department of Housing and Urban Development (the "HUD") regulations, generally within 45 days of delinquency, a Section 160 HUD notice is given to the borrower which provides access to consumer counseling services.

  It is sometimes necessary and desirable to arrange special repayment schedules with mortgagors to prevent foreclosure or filing for bankruptcy. The mortgagors are required to submit a written repayment schedule which is closely monitored for compliance. Under these terms, the account is brought to date, usually within a few months.

  Nonperforming Assets. Loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans and consumer loans are placed on nonaccrual status generally when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

  Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is deemed foreclosed real estate until such time as it is sold. In general, the Company considers collateral for a loan to be in substance foreclosed if: (i) the borrower has little or no equity in the collateral; (ii) proceeds for repayment of the loan can be expected to come only from the operation or sale of the collateral; and (iii) the borrower has either formally or effectively abandoned control of the collateral to the Company, or retained control of the collateral but is unlikely to be able to rebuild equity in the collateral or otherwise repay the loan in the foreseeable future. Cash flow attributable to in-substance foreclosures is used to reduce the carrying value of the collateral.

  When foreclosed real estate is acquired or otherwise deemed foreclosed real estate, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 1996, the Company's foreclosed real estate consisted of five properties with an aggregate value of $128,000.

  Delinquent Loans, Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding loans on nonaccrual status and foreclosed real estate of the Company at the dates indicated. As of the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, and did not have any loans that were ninety days past due and still accruing interest.

                                                       AT DECEMBER 31,
                                                   ----------------------------
                                                   1996  1995  1994  1993  1992
                                                   ----  ----  ----  ----  ----
                                                    (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS AND NONPERFORMING ASSETS:
First mortgage loans:
  One-to-four family residential.................. $149  $137  $299  $ 91  $ 65
  Multifamily and commercial properties...........  --    --    --      7   114
Consumer loans....................................   35    44    25     4     7
                                                   ----  ----  ----  ----  ----
    Total nonaccrual loans........................  184   181   324   102   186
Total foreclosed real estate(1)...................  128   128   --     15    34
Other nonperforming assets........................    2   109   --    --    --
                                                   ----  ----  ----  ----  ----
    Total nonperforming assets.................... $314  $418  $324  $117  $220
                                                   ====  ====  ====  ====  ====
Total nonaccrual loans to net loans receivable.... 0.11% 0.12% 0.26% 0.09% 0.17%
Total nonaccrual loans to total assets............ 0.09  0.10  0.21  0.07  0.13
Total nonperforming assets to total assets........ 0.15  0.23  0.21  0.08  0.15

--------
(1) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of cost or fair value less estimated selling expenses.

  The following table sets forth information with respect to loans delinquent 60-89 days in the Company's portfolio at the dates indicated.

                                                           AT DECEMBER 31,
                                                       ------------------------
                                                       1996 1995 1994 1993 1992
                                                       ---- ---- ---- ---- ----
                                                            (IN THOUSANDS)
LOANS PAST DUE 60-89 DAYS:
First mortgage loans:
  One-to-four family residential...................... $323 $311 $288 $522 $308
  Multifamily and commercial properties...............  --   --   --   --   --
Consumer loans........................................   51   28   62    1   17
                                                       ---- ---- ---- ---- ----
    Total past due 60-89 days......................... $374 $339 $350 $523 $325
                                                       ==== ==== ==== ==== ====

  The following table sets forth information with respect to the Company's delinquent loans and other problem assets at December 31, 1996.

                                                                  AT DECEMBER
                                                                  31, 1996
                                                                  --------------
                                                                  BALANCE NUMBER
                                                                  ------- ------
                                                                  (DOLLARS IN
                                                                  THOUSANDS)
One-to-four family first mortgage loans:
  Loans 60 to 89 days delinquent.................................  $323      9
  Loans 90 days or more delinquent...............................   149      7
Multifamily and commercial first mortgage loans:
  Loans 60 to 89 days delinquent.................................   --     --
  Loans 90 days or more delinquent...............................   --     --
Consumer loans 60 to 89 days delinquent..........................    51     11
Consumer loans 90 days or more delinquent........................    35      8
Foreclosed real estate...........................................   128      5
Other nonperforming assets.......................................     2      1
Loans to facilitate sale of foreclosed real estate...............   218      7
Special mention loans............................................   439     26

  Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At December 31, 1996, the Company had $439,000 of special mention loans, consisting of twelve loans secured by one-to-four family residences and fourteen consumer loans.

  The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                       AT DECEMBER 31,
                                                  -----------------------------
                                                  1996  1995     1994 1993 1992
                                                  ---- ------    ---- ---- ----
                                                        (IN THOUSANDS)
Substandard assets............................... $311 $1,134(1) $357 $143 $244
Doubtful assets..................................  --     --      --   --   --
Loss assets......................................    9    --       10    5    2
                                                  ---- ------    ---- ---- ----
    Total classified assets...................... $320 $1,134    $367 $148 $246
                                                  ==== ======    ==== ==== ====

--------
(1) Includes one purchased loan which was secured by a multifamily property that was 30 days past due in the amount of $791,000 (in actual dollars). This loan was repaid in January 1997.

  Allowance for Loan Losses. It is management's policy to provide an allowance for estimated losses on the Company's loan portfolio based on management's evaluation of the prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are collateralized by properties located outside of the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 1996, 1995 and 1994 the Company's provision for loan losses were $240,000, $250,000 and $242,000, respectively. The Company's allowance for loan losses totalled $2.0 million, $1.7 million and $1.5 million at December 31, 1996, 1995 and 1994, respectively.

  Management believes that the allowances for losses on loans and foreclosed real estate are adequate. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses. Such agencies may require the Company to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

  Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                   FOR THE YEAR ENDED DECEMBER 31,
                            --------------------------------------------------
                              1996       1995      1994      1993       1992
                            ---------  --------  --------  ---------  --------
                                        (DOLLARS IN THOUSANDS)
Total loans outstanding...  $ 168,921  $151,310  $128,951  $ 120,097  $113,417
Average net loans
 outstanding..............    156,708   137,068   118,997    114,163   111,855
Allowance balances (at
 beginning of period).....      1,736     1,543     1,306      1,077       853
Provisions for losses:
  First mortgage loans....        150       200       165        200       180
  Consumer loans..........         90        50        77         48        82
Charge-Offs:
  First mortgage loans....          5         2       --           7         5
  Consumer loans..........         19        56         7         13        37
Recoveries:
  First mortgage loans....        --        --        --         --        --
  Consumer loans..........          1         1         2          1         4
Allowance balance (at end
 of period)...............      1,953     1,736     1,543      1,306     1,077
Allowance for loan losses
 as a percent of total
 loans receivable at end
 of period................       1.16%     1.15%     1.20%      1.09%     0.95%
Net loans charged off as a
 percent of average net
 loans outstanding........       0.01      0.04       --        0.02      0.03
Ratio of allowance for
 loan losses to total
 nonaccrual loans at end
 of period................   1,059.35    960.20    476.23   1,279.41    579.03
Ratio of allowance for
 loan losses to total
 nonaccrual loans and
 foreclosed real estate at
 end of period............     621.31    562.15    476.23   1,115.38    489.55

  Allocation of Allowance for Loan Losses. The following table sets forth the allocation for loan losses by loan category for the periods indicated:

                                                                AT DECEMBER 31,
                         ----------------------------------------------------------------------------------------------
                                1996               1995               1994               1993               1992
                         ------------------ ------------------ ------------------ ------------------ ------------------
                                % OF LOANS         % OF LOANS         % OF LOANS         % OF LOANS         % OF LOANS
                                  IN EACH            IN EACH            IN EACH            IN EACH            IN EACH
                                CATEGORY TO        CATEGORY TO        CATEGORY TO        CATEGORY TO        CATEGORY TO
                         AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS AMOUNT TOTAL LOANS
                         ------ ----------- ------ ----------- ------ ----------- ------ ----------- ------ -----------
                                                             (DOLLARS IN THOUSANDS)
Balance at end of
 period applicable to:
 One-to-four family
  residential mortgage
  loans................  $  503    63.44%   $  418    62.70%   $  429    65.48%   $  272    63.98%   $  261    63.62%
 Multifamily
  residential mortgage
  loans................     948    20.42       870    20.90       646    16.70       646    18.73       512    19.72
 Commercial mortgage
  loans................     157     3.09       175     3.85       189     4.79       181     5.39       135     5.48
 Consumer loans........     345    13.05       273    12.55       279    13.03       207    11.90       169    11.18
                         ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
 Total allowance for
  loan losses..........  $1,953   100.00%   $1,736   100.00%   $1,543   100.00%   $1,306   100.00%   $1,077   100.00%
                         ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

INVESTMENT ACTIVITIES

  At December 31, 1996, the Company's investment portfolio is comprised of United States Treasury securities, virtually all of which were purchased with 2-year maturities, equity securities consisting of FHLMC preferred stocks, FNMA preferred stock, FHLB stock, other common and preferred stocks and interest-earning deposits. At December 31, 1996, $7.0 million, or 42.3%, of the Company's investment portfolio, excluding equity securities, was scheduled to mature in one year or less, and $9.5 million, or 57.7% was scheduled to mature in from one to five years.

  The Company is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. The Company generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Company's loan origination and other activities. In addition, the Company's liquidity levels are affected by the level and composition of its borrowed funds.

  Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                            AT DECEMBER 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
                                                            (IN THOUSANDS)
Investment securities:
  U.S. Treasury securities............................. $16,518 $19,561 $19,492
  FHLB stock...........................................   1,374   1,160   1,001
  Equity securities....................................   8,711   3,073   3,638
                                                        ------- ------- -------
    Total investment securities........................  26,603  23,794  24,131
Interest-earning deposits..............................   2,973   2,362   4,258
                                                        ------- ------- -------
    Total investments.................................. $29,576 $26,156 $28,389
                                                        ======= ======= =======

  Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 1996.

                                                     AT DECEMBER 31, 1996
                          ---------------------------------------------------------------------------
                           ONE YEAR OR LESS    ONE TO FIVE YEARS                 TOTAL
                          ------------------- ------------------- -----------------------------------
                                   ANNUALIZED          ANNUALIZED                          ANNUALIZED
                                    WEIGHTED            WEIGHTED                   AVERAGE  WEIGHTED
                          CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING MARKET  LIFE IN  AVERAGE
                           VALUE     YIELD     VALUE     YIELD     VALUE    VALUE   YEARS    YIELD
                          -------- ---------- -------- ---------- -------- ------- ------- ----------
                                                    (DOLLARS IN THOUSANDS)
Investment securities:
 U.S. Treasury
  securities............   $6,993     6.25%    $9,525     6.04%   $16,518  $16,525     2      6.13%
 FHLB Stock.............      --       --         --       --       1,374    1,374            7.00
 Common Stock...........      --       --         --       --         253      253            2.41
 Preferred Stock--other.      --       --         --       --         256      256            7.00
 Preferred Stock--FNMA..      --       --         --       --       5,269    5,269            6.49
 Preferred Stock--FHLMC.      --       --         --       --       2,933    2,933            7.25
                           ------     ----     ------     ----    -------  -------  ----      ----
 Total..................    6,993     6.25%     9,525     6.04%    26,603   26,610            6.34%
Interest-bearing
 deposits
 at the FHLB............    2,973     5.08%       --       -- %     2,973    2,973            5.08%
                           ------     ----     ------     ----    -------  -------            ----
 Total investments......   $9,966     5.90%    $9,525     6.04%   $29,576  $29,583            6.22%
                           ======     ====     ======     ====    =======  =======            ====

SOURCES OF FUNDS

  General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from FHLB advances, the amortization and prepayment of loans, the maturity of investment securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

  Deposits. Consumer and commercial deposits are attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, statement savings, money market savings, certificates of deposit and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company must pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. The Company does not obtain funds through brokers through a solicitation of funds outside its market area, nor by offering negotiated rates on certificates of deposit in excess of $100,000.

  Deposit Portfolio. Deposits in the Company as of December 31, 1996, were represented by the various types of deposit programs described below.

  WEIGHTED                                                                        PERCENTAGE
   AVERAGE                                 CHECKING AND        MINIMUM             OF TOTAL
INTEREST RATE     ORIGINAL TERM          SAVINGS DEPOSITS      BALANCE  BALANCES   DEPOSITS
-------------     -------------          ----------------      -------  --------  ----------
                                                                        (DOLLARS
                                                                           IN
                                                                       THOUSANDS)
0.00%          None                 Noninterest-bearing demand $   50   $  2,275      1.75%
2.00%          None                 NOW accounts                   50     11,824      9.11
2.25%          None                 Passbook savings               25     17,756     13.69
4.33%          None                 Money market savings        2,500      7,280      5.62

                            CERTIFICATES OF DEPOSIT

3.03%          1-3 months           Fixed term, fixed rate     $1,000   $     33      0.03%
4.07%          4-6 months           Fixed term, fixed rate      1,000      1,301      1.00
4.06%          7-9 months           Fixed term, fixed rate      1,000        525      0.40
4.92%          10-12 months         Fixed term, fixed rate      1,000      6,028      4.65
5.88%          13-24 months         Fixed term, fixed rate      1,000     24,564     18.94
5.68%          25-36 months         Fixed term, fixed rate      1,000     11,822      9.11
6.26%          37-48 months         Fixed term, fixed rate      1,000        531      0.41
6.22%          49-60 months         Fixed term, fixed rate      1,000     45,519     35.09
6.57%          61 months or greater Fixed term, fixed rate      1,000        159      0.12
3.50%          Various              Variable rate                 100        105      0.08
                                                                        --------    ------
                                                                        $129,722    100.00%
                                                                        ========    ======

  The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

                         BALANCE  DEPOSIT    INCR.    BALANCE  DEPOSIT    INCR.    BALANCE
                         12/31/96    %       (DECR)  12/31/95     %       (DECR)  12/31/94
                         -------- -------   -------  --------- -------   -------  ---------
                                            (DOLLARS IN THOUSANDS)
Noninterest bearing
 demand................. $  2,275   0.04%   $     8  $   2,267   1.93%   $    43  $   2,224
NOW.....................   11,824   3.39        388     11,436   6.20        668     10,768
Passbook savings........   17,756  (5.85)    (1,104)    18,860 (14.17)    (3,114)    21,974
Money market savings....    7,280  29.38      1,653      5,627 169.62      3,540      2,087
Certificates of deposit
  that mature:
  within 12 months......   36,972  22.37      6,759     30,213 (21.32)    (8,185)    38,398
 within 12-36 months....   31,826  (6.77)    (2,311)    34,137  19.54      5,580     28,557
 beyond 36 months.......   21,789  (9.71)    (2,343)    24,132  19.58      3,951     20,181
                         --------           -------  ---------           -------  ---------
   Total................ $129,722   2.41%   $ 3,050  $ 126,672   2.00%   $ 2,483  $ 124,189
                         ========           =======  =========           =======  =========
                         BALANCE  DEPOSIT    INCR.    BALANCE  DEPOSIT    INCR.    BALANCE
                         12/31/94    %       (DECR)  12/31/93     %       (DECR)  12/31/92
                         -------- -------   -------  --------- -------   -------  ---------
                                            (DOLLARS IN THOUSANDS)
Noninterest bearing
 demand................. $  2,224  (8.14)%  $  (197) $   2,421  (3.16)%  $   (79) $   2,500
NOW.....................   10,768   6.25        633     10,135  20.30      1,710      8,425
Passbook savings........   21,974 (11.67)    (2,903)    24,877  (0.26)       (64)    24,941
Money market savings....    2,087 (14.85)      (364)     2,451 (12.18)      (340)     2,791
Certificates of deposit
  that mature:
  within 12 months......   38,398 (16.56)    (7,620)    46,018   1.90        857     45,161
 within 12-36 months....   28,557  (8.22)    (2,557)    31,114 (16.46)    (6,131)    37,245
 beyond 36 months.......   20,181  42.83      6,052     14,129  24.41      2,772     11,357
                         --------           -------  ---------           -------  ---------
   Total................ $124,189  (5.30)%  $(6,956) $ 131,145  (0.96)%  $(1,275) $ 132,420
                         ========           =======  =========           =======  =========

  The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                             AT DECEMBER 31,
                                                         -----------------------
RATE                                                      1996    1995    1994
----                                                     ------- ------- -------
                                                             (IN THOUSANDS)
3.99% or less........................................... $   140 $ 1,028 $11,954
4.00-5.99%..............................................  45,481  35,172  33,930
6.00-7.99%..............................................  44,913  51,212  25,960
8.00-9.99%..............................................      53   1,070  15,045
10.00% or greater.......................................     --      --      247
                                                         ------- ------- -------
                                                         $90,587 $88,482 $87,136
                                                         ======= ======= =======

  The following table sets forth the amount and maturities of certificates of deposit at December 31, 1996.

                                              AMOUNT DUE
                        -------------------------------------------------------
                          LESS
                         THAN 1    1-2     2-3     3-4    4-5   AFTER 5
RATE                      YEAR    YEARS   YEARS   YEARS  YEARS   YEARS   TOTAL
----                    -------- ------- ------- ------- ------ ------- -------
                                            (IN THOUSANDS)
3.99% or less.......... $    140 $   --  $   --  $   --  $  --   $--    $   140
4.00-5.99%.............   20,624  16,332   4,620   1,542  2,363   --     45,481
6.00-7.99%.............   16,156   2,766   8,107  12,349  5,488    47    44,913
8.00% or greater.......       51     --        2     --     --    --         53
                        -------- ------- ------- ------- ------  ----   -------
                        $ 36,971 $19,098 $12,729 $13,891 $7,851  $ 47   $90,587
                        ======== ======= ======= ======= ======  ====   =======

  The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1996. This amount does not include passbook savings accounts of greater than $100,000, which totalled approximately $852,000 at December 31, 1996.

                                                                  CERTIFICATES
                                                                 OF DEPOSIT OVER
      REMAINING MATURITY                                            $100,000
      ------------------                                         ---------------
                                                                 (IN THOUSANDS)
      Three months or less......................................     $  482
      Three through six months..................................        252
      Six through twelve months.................................        215
      Over twelve months........................................      1,483
                                                                     ------
          Total.................................................     $2,432
                                                                     ======

  The following table sets forth the savings activities of the Company for the periods indicated:

                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                     1996     1995      1994
                                                    -------  -------  --------
                                                         (IN THOUSANDS)
Net (decrease) before interest credited............ $(1,751) $(2,502) $(11,836)
Interest credited..................................   4,801    4,985     4,880
                                                    -------  -------  --------
    Net increase (decrease) in deposits............ $ 3,050  $ 2,483  $ (6,956)
                                                    =======  =======  ========

BORROWINGS

  Deposits are the Company's primary source of funds. The Company may also obtain funds from the FHLB. FHLB advances are collateralized by selected assets of the Company. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source. In conjunction with the Bank's conversion from mutual to stock form in 1994, the Bank established an Employee Stock Ownership Plan (the "ESOP") for eligible employees. The ESOP borrowed $960,000 from an unrelated third party lender to finance the purchase of 96,000 shares of the Bank's common stock. Collateral for such loan consisted of the common stock held by the ESOP, as well as $100,000 in cash pledged by North Central Bancshares, MHC. The term of the loan was 10 years. The ESOP also borrowed funds in the amount of $840,000 from the Holding Company to purchase 84,000 shares of common stock issued in the reorganization of the Bank and the MHC to the stock holding company form in 1996. In September 1996, these two loans were consolidated into a single loan from the Holding Company to the ESOP.

                                                              FOR THE
                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                        1996     1995     1994
                                                       -------  -------  ------
                                                       (DOLLARS IN THOUSANDS)
Weighted average rate paid on: (1)
  FHLB advances.......................................    5.76%    5.63%   6.01%
FHLB advances:
  Maximum balance..................................... $24,300  $21,000  $5,000
  Average balance.....................................  11,503   12,734      67
Weighted average rate paid on:
  ESOP advances.......................................    8.03%    8.70%   7.88%
ESOP advances:
  Maximum balance..................................... $   790  $   886  $  960
  Average balance.....................................     513      850     314
Weighted average rate paid on:
  Other borrowings....................................    7.00%    7.00%    N/A
Other borrowings:
  Maximum balance..................................... $   130  $   150     N/A
  Average balance..................................... $    98  $   150     N/A

--------
(1) Calculated using monthly weighted average interest rates.

TITLE ABSTRACT BUSINESS

  A component of the Company's operating strategy is to increase non-interest income, primarily through the expansion of the abstract company business conducted through a wholly owned subsidiary, First Iowa Title Services Inc. ("First Iowa"). The Company purchased First Iowa in November 1982. In 1995, First Iowa purchased the assets of two abstract companies located in Jasper and Boone Counties in Iowa. On December 28, 1996, First Iowa purchased the assets of two abstract companies located in Webster and Calhoun Counties in Iowa. First Iowa provides real estate title abstracting services in Webster, Boone, Jasper and Calhoun counties. These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate. This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels. The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company. Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise. Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market, but the cost of this insurance may not be passed on to the borrower. First Iowa had 18 employees as of December 31, 1996.

INSURANCE AND ANNUITY BUSINESS

  The Company has another wholly-owned subsidiary, First Financial Service Corporation ("First Financial"), which it began in 1971.

  First Financial's activities included the sale of life insurance on mortgage loans, and credit life and accident and health insurance on consumer loans made by the Company. In addition, First Financial sells life insurance annuity products. First Financial also originates leases for equipment such as computers, office equipment, light industrial equipment and commercial cleaning equipment. First Financial has no employees. The subsidiary has executed a management agreement with the Company which provides its management and staff.

MULTIFAMILY APARTMENT BUILDING

  On July 13, 1995, the Company formed the Northridge Partnership with the Fort Dodge Housing Corporation ("FDHC"), a non-profit Iowa corporation formed to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the city of Fort Dodge. The Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. A 44-unit apartment complex was completed on February 1, 1997. Management anticipates the tax credit will amount to approximately $150,000 for each year during the ten-year period commencing with the year the property is placed into service. Management expects the full tax credits to be realized in 1998.

PERSONNEL

  As of December 31, 1996, the Company had 66 full-time and 17 part-time employees (including the 18 employees of First Iowa). None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

  General. The following is a general discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Holding Company or the Bank. The Bank was last audited for its taxable year ended December 31, 1985. For federal income tax purposes, the Holding Company and the Bank will be eligible to file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

  Recent Tax Legislation Regarding Tax Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Company's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Company's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Company's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

  Under the Small Business Act, the PTI Method was repealed and the Bank, as a "small bank" (one with assets having an adjusted basis of $500 million or less) will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Company's taxable year beginning January 1, 1996. In addition, the Company will be required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Company's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of its "base year reserve," i.e., its reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Company always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Company originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Company during its six taxable years preceding January 1, 1996.

  Distributions. To the extent that the Company makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Company's base year reserve to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Company's taxable income. Nondividend distributions include distributions in excess of the Company's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Company's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Company's income.

  The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

  Corporate Alternative Maximum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating losses. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the Company, whether or not an Alternative Maximum Tax ("AMT") is paid. Under President Clinton's fiscal year 1998 budget proposal, as submitted to Congress on February 6, 1997 ("President Clinton's Proposal"), the corporate environmental income tax would be reinstated for taxable years beginning after December 31, 1996 and before January 1, 2008. The Company does not expect to be subject to the AMT, but would be subject to the environmental tax liability.

  Dividends-Received Deduction. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Holding Company and the Bank will not file a consolidated tax return, except that if the Holding Company or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted. Under President Clinton's Proposal, the 70% dividends-received deduction would be reduced to 50% with respect to dividends paid after enactment of any such legislation.

STATE AND LOCAL TAXATION

  Iowa Taxation. The Holding Company and the Bank's subsidiaries will file Iowa corporation tax returns and the Bank will file an Iowa franchise tax return. The Bank currently files an Iowa franchise tax return, and the Holding Company and the Bank's subsidiaries file an Iowa corporation tax return, on a calendar year basis.

  The State of Iowa imposes a tax on the Iowa franchise taxable income of thrift institutions at the rate of 5%. Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes. The net operating loss carryback and carryforward rules are similar to the federal rules.

  The state corporation income tax rate ranges from 6% to 12% depending upon Iowa corporation taxable income. Interest from federal securities is not deductible for purposes of the Iowa corporation income tax.

                                   REGULATION

GENERAL

  The Bank is a federal savings bank subject to the regulation, examination and supervision by the OTS and is subject to the examination and supervision of the Federal Deposit Insurance Corporation ("FDIC") as its deposit insurer. The Bank is a member of the SAIF, and its deposit accounts are insured up to applicable limits by the FDIC. All of the deposit premiums paid by the Bank to the FDIC for deposit insurance are currently paid to the SAIF. The Bank is also a member of the FHLB of Des Moines, which is one of the 12 regional FHLBs. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Holding Company, as a savings and loan holding company, files certain reports with, and otherwise complies with, the rules and regulations of the OTS and of the Commission under the federal securities laws.

  The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank, and the operations of both.

  Legislative proposals to restructure the organization and regulation of the financial services industry have been submitted to Congress in recent years. In addition, the Deposit Insurance Funds Act of 1996 (the "1996 Funds Act") requires the Secretary of the Treasury to conduct a study of the relevant factors with respect to the development of a common charter for all insured depository institutions and to the abolition of separate charters for banks and thrifts, and the Secretary of the Treasury is to report his conclusions and findings to the Congress on or before March 31, 1997. Several bills have been introduced in Congress to remove various statutory restrictions on the operations and activities of financial institutions, and two of these bills include proposed amendments to eliminate the federal thrift charter. One bill would require a federal thrift to convert to a bank charter and the other bill would give the federal thrift the option to convert to a national or state chartered bank or to a state savings and loan association. Existing thrift holding companies, such as the Holding Company, would be grandfathered and continue to be able, in the absence of certain events, to engage in the same activities as were permissible for it before the enactment of the new law. Other proposed statutory changes would permit (a) depository institutions to engage in a wider range of securities and insurance activities and (b) affiliations between depository institutions and insurance, securities and other financial companies. The outcome of these efforts to eliminate the thrift charter and to change the regulation of depository institutions and their holding companies is uncertain. Therefore, the Company is unable to determine the extent to which any such legislation, if enacted, would affect the Company's business.

  The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF SAVINGS AND LOAN HOLDING COMPANIES

  The Holding Company is a savings and loan holding company is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and any of its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

  The Home Owner and Loan Act ("HOLA"), as amended, prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5.0% of a non-subsidiary savings association, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the OTS must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

  As a unitary savings and loan holding company, the Holding Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "--Regulation of Federal Savings Associations--QTL Test" for a discussion of the QTL requirements. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Holding Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

  The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: an acquisition of a savings association in another state (i) in a supervisory transaction, and (ii) pursuant to authority under the laws of the state of the association to be acquired that specifically permit such acquisitions. The conditions imposed upon interstate acquisitions by those states that have enacted authorizing legislation vary. Some states impose conditions of reciprocity, which have the effect of requiring that the laws of both the state in which the acquiring holding company is located (as determined by the location of its subsidiary savings association) and the state in which the association to be acquired is located, have each enacted legislation allowing its savings associations to be acquired by out-of-state holding companies on the condition that the laws of the other state authorize such transactions on terms no more restrictive than those imposed on the acquiror by the state of the target association. Some of these states also impose regional limitations, which restrict such acquisitions to states within a defined geographic region. Other states allow full nationwide banking without any condition of reciprocity. Some states do not authorize interstate acquisitions of savings associations.

  Transactions between the Bank and the Holding Company and its other subsidiaries would be subject to various conditions and limitations. See "-- Regulation of Federal Savings Associations--Transactions with Related Parties." The Bank would have to give 30-days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Holding Company. See "--Regulation of Federal Savings Associations-- Limitation on Capital Distributions."

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

  Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including: (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association's capital on the aggregate amount of loans secured by nonresidential real estate property; (iii) a limit of 10% of an association's assets on commercial loans; (iv) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (v) a limit of 5.0% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and
(vi) a limit of the greater of 5.0% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

  Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. For the year ended December 31, 1996, the Bank generally imposed a $1.25 million limit on the aggregate size of loans to any one borrower. Subsequent to fiscal year end 1996, this limit was increased to $1.5 million. Any exception to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Bank's legal lending limit. At December 31, 1996, the Bank's largest aggregate amount of loans to one borrower was $1.25 million, and the second largest borrower had an aggregate balance of $999,000. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  QTL Test. HOLA requires a savings association to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) certain intangibles, including goodwill and purchased credit card relationships, and (iii) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and consumer loans up to 10% of the association's portfolio assets. At December 31, 1996, the Bank maintained 92.9% of its portfolio assets in qualified thrift investments, and it had more than 65% of its portfolio assets in qualified thrift investments in the requisite number of the prior 12 months.

  A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The initial restrictions include prohibitions against (i) engaging in any new activity not permissible for a national bank, (ii) paying dividends not permissible under national bank regulations, (iii) obtaining new advances from any FHLB, and (iv) establishing any new branch office in a location not permissible for a national bank in the association's home state. In addition, within one year of the date a savings association ceases to meet the QTL test, any company controlling the association would have to register under, and become subject to the requirements of, the BHC Act. If the savings association does not requalify under the QTL test within the three-year period after it failed the QTL test, it would be required to terminate any activity and to dispose of any investment not permissible for a national bank and would have to repay as promptly as possible any outstanding advances from an FHLB. A savings association that has failed the QTL test may requalify under the QTL test and be free of such limitations, but it may do so only once.

  Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS' prompt corrective action regulations, which impose a 4.0% core capital requirement for "adequately capitalized" thrifts and a 5.0% core capital requirement for "well capitalized" thrifts. See "--Prompt Corrective Regulatory Action." In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

  Tangible capital is defined, generally, as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

  When determining its compliance with the risk-based-capital requirement, a savings association with "above normal" interest rate risk is required to deduct a portion of its capital from its total capital to account for the "above normal" interest rate risk. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) resulting from a hypothetical 2.0% increase or decrease in market rates of interest, divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. At the times when the 3-month Treasury bond equivalent yield falls below 4.0%, an association may compute its interest rate risk on the basis of a decrease equal to one-half of that Treasury rate rather than on the basis of 2.0%. A savings association whose measured interest rate risk exposure exceeds 2.0% would be considered to have "above normal" risk. The interest rate risk component is an amount equal to one-half of the difference between the association's measured interest rate risk and 2.0%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Any required deduction for interest rate risk becomes effective on the last day of the third quarter following the reporting date of the association's financial data on which the interest rate risk was computed. The regulations authorize the Director of the OTS to waive or defer an association's interest rate risk component on a case-by-case basis. The

OTS has not implemented the regulatory requirement for savings associations to deduct an interest-rate-risk component in calculating their risk-based capital. At December 31, 1996, the Bank was not required to maintain any additional risk-based capital under this regulation.

  At December 31, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 1996:

                                                              CAPITAL    EXCESS
                                                     BANK   REQUIREMENTS CAPITAL
                                                    ------- ------------ -------
                                                           (IN THOUSANDS)
Tangible capital................................... $43,861    $3,023    $40,838
Core capital.......................................  43,861     6,045     37,816
Risk-based capital.................................  45,255     8,880     36,375

  A reconciliation between regulatory capital and GAAP capital at December 31, 1996 in the accompanying financial statements is presented below:

                                                                         RISK-
                                                     TANGIBLE   CORE     BASED
                                                     CAPITAL   CAPITAL  CAPITAL
                                                     --------  -------  -------
                                                          (IN THOUSANDS)
GAAP capital........................................ $44,952   $44,952  $44,952
Intangible assets...................................  (1,063)   (1,063)  (1,063)
Unrealized (gain) on certain available for sale
 assets.............................................     (28)      (28)     (28)
Allowance for loan losses includable in
 supplementary capital..............................     --        --     1,394
                                                     -------   -------  -------
Regulatory capital.................................. $43,861   $43,861  $45,255
                                                     =======   =======  =======

  Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "--Prompt Corrective Regulatory Action."

  The OTS has proposed regulations that would simplify the existing procedures governing capital distributions by savings associations. Under the proposed regulations, the approval of the OTS would be required only for an association that is deemed to be in troubled condition or that is undercapitalized or would be undercapitalized after the capital distribution. A savings association would be able to make a capital distribution without notice to or approval of the OTS if it is not held by a savings and loan holding company, is not deemed to be in troubled condition, has received either of the two highest composite supervisory ratings and would continue to be adequately capitalized after such distribution. Notice would have to be given to the OTS by any association that is held by a savings and loan holding company or that had received a composite supervisory rating below the highest two composite supervisory ratings. An association's capital rating would be determined under the prompt corrective action regulations. See "-- Prompt Corrective Regulatory Action."

  Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5.0%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. At December 31, 1996, the Bank's liquidity position was $13.1 million or 9.11% of liquid assets, compared to $9.8 million or 6.85% at December 31, 1995. The increase of $3.3 million was primarily due to the reduction in pledged U.S. Treasury Notes as collateral for a portion of the Bank's borrowings from the FHLB of Des Moines. At December 31, 1996, the Bank's short-term liquidity position was $4.1 million or 2.84% of short term liquid assets, compared to $3.3 million or 2.31% at December 31, 1996. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

  Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report.

  Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (i) in states that expressly authorize branches of savings associations located in another state and (ii) to an association that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "--QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

  Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such association. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received an "Outstanding" CRA rating in its most recent examination.

  In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. Small savings associations are to be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards. The term "small savings association" is defined as including associations with less than $250 million in assets or an affiliate of a holding company with banking and thrift assets of less than $1.0 billion, which would include the Bank. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

  Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act ("FRA"). In general, an affiliate of the Bank is any company that controls the Bank or any other company that is controlled by a company that controls the Bank, excluding the Bank's subsidiaries other than those that are insured depository institutions. The OTS regulations prohibit a savings association (i) from lending to any of its affiliates that is engaged in activities that are not permissible for bank holding companies under Section 4(c) of the BHC Act and (ii) from purchasing the securities of any affiliate other than a subsidiary. Section 23A limits the aggregate amount of transactions with any individual affiliate to 10% of the capital and surplus of the savings association and also limits the aggregate amount of transactions with all affiliates to 20% of the savings association's capital and surplus. Extensions of credit to affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited.
Section 23B provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the association as those prevailing at the time for comparable transactions with nonaffiliated companies. In the absence of comparable transactions, such transactions may only occur under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

  The Bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board (the "FRB") thereunder. Among other things, these provisions require that extensions of credit to insiders
(i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and
(ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the association's capital. In addition, extensions of credit in excess of certain limits must be approved by the association's board of directors.

  Enforcement. Under the Federal Deposit Insurance Act (the "FDI Act"), the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all "institution-affiliated parties," including any controlling stockholder or any stockholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation or breach of fiduciary duty or certain other wrongful actions that causes or is likely to cause a more than a minimal loss or other significant adverse effect on an insured savings association. Civil penalties cover a wide range of violations and actions and range from $5,000 for each day during which violations of law, regulations, orders and certain written agreements and conditions continue, up to $1,000,000 per day for such violations if the person obtained a substantial pecuniary gain as a result of such violation or knowingly or recklessly caused a substantial loss to the institution. Criminal penalties for certain financial institution crimes include fines of up to $10 million and imprisonment for up to 30 years. In addition, regulators have substantial discretion to take enforcement action against an institution that fails to comply with its regulatory requirements, particularly with respect to its capital requirements. Possible enforcement actions range from the imposition of a capital plan and capital directive to receivership, conservatorship or the termination of deposit insurance. Under the FDI Act, the FDIC has the authority to recommend to the Director of OTS that enforcement action be taken with respect to a particular savings association. If action is not taken by the Director of the OTS, the FDIC has authority to take such action under certain circumstances.

  Standards for Safety and Soundness. Pursuant to the FDI Act, as amended by Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. See "--Prompt Corrective Regulatory Action." If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

  Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (i) are secured by real estate or (ii) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

  Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of five categories based on the association's capital. Generally, a savings association is treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10.0%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 6.0%, its ratio of Tier 1 (core) capital to total assets is at least 5.0%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings association will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8.0%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 4.0%, and its ratio of Tier 1 (core) capital to total assets is at least 4.0% (3.0% if the association receives the highest rating on the CAMEL financial institutions rating system). A savings association that has a total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 (core) capital ratio that is less than 4.0% (3.0% leverage ratio if the association receives the highest rating on the CAMEL financial institutions rating system) is considered to be "undercapitalized." A savings association that has a total risk-based capital of less than 6.0% or a Tier 1 (core) risk-based capital ratio or a leverage ratio of less than 3.0% is considered to be "significantly undercapitalized." A savings association that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." The elements of an association's capital for purposes of the prompt corrective action regulations are defined generally as they are under the regulations for minimum capital requirements. See "--Capital Requirements."

  The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an association's capital deteriorates within the three undercapitalized categories. All associations are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the association would be undercapitalized. An undercapitalized association is required to file a capital restoration plan within 45 days of the date the association receives notice that it is within any of the three undercapitalized categories. The OTS is required to monitor closely the condition of an undercapitalized association and to restrict the asset growth, acquisitions, branching and new lines of business of such an association. Significantly undercapitalized associations are subject to restrictions on compensation of senior executive officers; such an association may not, without OTS consent, pay any bonus or provide compensation to any senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month when the association became undercapitalized. A significantly undercapitalized association may also be subject, among other things, to mandated changes in the composition of its board of directors or senior management, additional restrictions on transactions with affiliates, restrictions on acceptance of deposits from correspondent associations, further restrictions on asset growth, restrictions on rates paid on deposits, forced termination or reduction of activities deemed risky and any further operational restrictions deemed necessary by the OTS.

  If one or more grounds exist for appointing a conservator or receiver for an association, the OTS may require the association to issue additional debt or stock, sell assets, be acquired by a depository association holding company or combine with another depository association. The OTS and the FDIC have a broad range of grounds under which they may appoint a receiver or conservator for an insured depositary association. Under FDICIA, the OTS is required to appoint a receiver (or with the concurrence of the FDIC, a conservator) for a critically undercapitalized association within 90 days after the association becomes critically undercapitalized or, with the concurrence of the FDIC, to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the association continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the OTS makes certain findings with which the FDIC concurs and the Director of the OTS and the Chairman of the FDIC certify that the association is viable. In addition, an association that is critically undercapitalized is subject to more severe restrictions on its activities, and is prohibited, without prior approval of the FDIC from, among other things, entering into certain material transactions or paying interest on new or renewed liabilities at a rate that would significantly increase the association's weighted average cost of funds.

  Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

  Insurance of Deposit Accounts. Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (i) well capitalized, (ii) adequately capitalized, or
(iii) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Prior to June, 1995, assessment rates ranged from 0.23% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.31% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern).

  The FDI Act requires that the SAIF and BIF funds each be recapitalized until its reserves are at least 1.25% of the deposits insured by that fund. Upon reaching the 1.25% reserve ratio, the assessment rates for that fund could be reduced. During 1995, the BIF reached the required reserve ratio, and the FDIC reduced the BIF assessment rates. Effective January 1, 1996, the BIF assessment rate for "well capitalized" institutions without any significant supervisory concerns was set at the statutory minimum of $2,000 annually, and the rates for other BIF-insured institutions ranged from 0.03% to 0.27% of deposits. The SAIF remained undercapitalized, and it was not then expected to be recapitalized until 2001. SAIF reserves had not grown as quickly as the BIF reserves due to a number of factors, including the fact that a significant portion of SAIF assessments had been used to make payments on bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. Accordingly, SAIF-insured institutions continued to pay assessments at rates that ranged from 0.23% of deposits to 0.31% of deposits.

  On September 30, 1996, the 1996 Funds Act was enacted into law. The 1996 Funds Act amended the FDI Act in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for BIF and the SAIF. The 1996 Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, the special assessment was fixed, subject to adjustment, at 0.657% of an institution's SAIF-assessable deposits, and the special assessment was paid on November 27, 1996. The special assessment was based on the amount of SAIF-assessable deposits held at March 31, 1995, as adjusted under the 1996 Funds Act. For the Association, the special assessment on the deposits held on March 31, 1995, was $[817,000] (before giving effect to any tax benefits).

  The 1996 Funds Act also provides that the FDIC cannot assess regular insurance assessments for an insurance fund unless required to maintain or to achieve the designated reserve ratio of 1.25%, except on those of its member institutions that are not classified as "well capitalized" or that have been found to have "moderately severe" or "unsatisfactory" financial, operational or compliance weaknesses. The Association has not been so classified by the FDIC or the OTS. As a result of the 1996 Funds Act and the recapitalization of the SAIF in the last quarter of 1996, the FDIC reduced the assessment rates for the SAIF. For the semi-annual period beginning January 1, 1997, the SAIF assessment rates range from 0 to 27 basis points, which is the same as the schedule of assessment rates for the BIF.

  In addition, the 1996 Funds Act expanded the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions were assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was set at 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits.

  The 1996 Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. See "--Legislative Developments."

  Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

  Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Des Moines. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 1996, of $1.4 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

  The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced.

  Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $49.3 million. The amount of aggregate transaction accounts in excess of $49.3 million are currently subject to a reserve ratio of 10.0%, which ratio the FRB may adjust between 8.0% and 12%. The FRB regulations currently exempt $4.4 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

                   EXECUTIVE OFFICERS OF THE HOLDING COMPANY

  The name, age, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company. David M. Bradley, Jean L. Lake and John L. Pierschbacher are executive officers of the Holding Company and the Bank. C. Thomas Chalstrom and Kirk A. Yung are executive officers of the Bank, and as such, are deemed to be executive officers of the Holding Company pursuant to SEC regulations.

  David M. Bradley, CPA has been President of the Bank since 1990, Chief Executive Officer of the Bank since 1992 and was named Chairman of the Board in January 1997. He has been affiliated with the Bank for 14 years. Mr. Bradley is 44 years of age.

  Jean L. Lake has been employed with the Bank since 1972 and was named Secretary in 1987. Ms. Lake serves as Board Secretary and is in charge of marketing. Ms. Lake is 54 years of age.

  John L. Pierschbacher, CPA has been employed with the Bank since 1992. Mr. Pierschbacher was named Treasurer in January 1994. He is the Bank's chief financial officer and is in charge of the accounting functions of the Bank. Mr. Pierschbacher was employed in public accounting for nine years at the public accounting firm of McGladrey & Pullen, LLP prior to joining the Bank. Mr. Pierschbacher is 37 years of age.

  C. Thomas Chalstrom has been employed with the Bank since 1985, was named Executive Vice President of the Bank in January 1995, and is in charge of real estate mortgage lending. Mr. Chalstrom is 32 years of age.

  Kirk A. Yung has been employed with the Bank since 1990, was named Senior Vice President in January 1995, and is in charge of consumer lending. Mr. Yung had five years of prior experience in various positions in financial institutions before joining the Bank. Mr. Yung is 34 years of age.

ITEM 2. PROPERTIES

  The Company conducts its business through its main office located in Fort Dodge, Iowa and three full-service offices located in Fort Dodge, Nevada and Ames, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa at December 31,

1996. All of the offices of the Company, except Ames, are owned. Construction of a new building is underway in Ames, Iowa and will be completed in April, 1997. In addition to the properties listed below, First Financial owns land in Fort Dodge, Iowa with a net book value of $79,000 and Northridge Apartments Limited Partnership owns land and a partially constructed multifamily apartment building with a net book value of $1.8 million at December 31, 1996. The aggregate net book value of the Company's premises and equipment, on a consolidated basis was $1.8 million at December 31, 1996.

                                                       LEASE
      LOCATION                       OPENING DATE EXPIRATION DATE NET BOOK VALUE
      --------                       ------------ --------------- --------------
      MAIN OFFICE:
      825 Central Avenue............     1973           N/A          $727,422
      Fort Dodge, Iowa
      BRANCH OFFICES:
      201 South 25th Street.........     1977           N/A          $244,442
      Fort Dodge, Iowa
      404 Lincolnway................     1977           N/A          $609,578
      Nevada, Iowa
      1608 South Duff...............     1995          1997          $  9,532(1)
      Ames, Iowa
      107 Main Street...............     1997           N/A          $112,196(2)
      Ames, Iowa
      FIRST IOWA OFFICES:
      805 Central Avenue............     1982          1998(3)       $ 10,508
      Fort Dodge, Iowa
      814 8th Street................     1995          1998          $ 13,660
      Boone, Iowa
      200 1st Street South..........     1995          1998(4)       $ 17,954
      Newton, Iowa
      325 Court.....................     1996           N/A          $ 35,100
      Rockwell City, Iowa

--------
(1) Lease expires in 1997 and the office is expected to be moved to a newly constructed office at 107 Main Street, Ames Iowa.
(2) Includes land for future expansion.
(3) Does not include option to renew for an additional 3 years.
(4) Does not include option to renew for an additional 5 years.

ITEM 3. LEGAL PROCEEDINGS

  The Registrant is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Registrant's financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF THE COMPANY'S COMMON STOCK

  The Company's common stock trades on The Nasdaq National Market System under the symbol "FFFD." The following table shows the high and low per share sales prices of the Bank Common Stock as reported by Nasdaq and the dividends declared per share during the periods indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                       DIVIDENDS
                                                         PRICE RANGE   DECLARED
                                                        --------------    PER
QUARTER ENDED(1)                                                 LOW    SHARE(2)
----------------                                         HIGH   ------ ---------
1994
  Third Quarter........................................ $10.146 $9.224  $0.0277
  Fourth Quarter.......................................   9.685  7.610   0.0922
1995
  First Quarter........................................   9.109  8.417   0.0922
  Second Quarter.......................................   9.685  8.302   0.3228
  Third Quarter........................................  10.377  9.224   0.0922
  Fourth Quarter.......................................  12.683 10.377   0.0922
1996
  First Quarter........................................  11.293 10.625   0.0922
  Second Quarter.......................................  11.375 10.000   0.0625
  Third Quarter........................................  12.750 10.125   0.0625
  Fourth Quarter.......................................  14.125 12.375   0.0625

--------
(1) From August 31, 1994 to March 20, 1996, the prices indicated have been adjusted for the retroactive effect of the Conversion.
(2) The MHC waived receipt of all dividends declared by the Bank except for the $0.0922 (9.22 cents) dividend declared in the first quarter of 1995.

INFORMATION RELATING TO THE COMPANY'S COMMON STOCK

  As of March 12, 1997, the Company had 778 shareholders of record, which does not reflect the number of persons or entities who hold their common stock in nominee or "street" name through various brokerage firms. As of such date 3,429,455 shares of the Common Stock were outstanding.

  The Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its shareholders' equity would be reduced below the amount required for the liquidation account. For information concerning federal regulations which apply to the Bank in determining the amount of proceeds which may be retained by the Company and regarding a savings institution's ability to make capital distributions including payment of dividends to its holding company, see Note 11 to the Consolidated Financial Statements.

  Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the payment of dividends to its shareholders, although the source of such dividends will be dependent on the net proceeds retained by the Holding Company and earnings thereon and may be dependent, in part, upon dividends from the Bank. The Holding Company is subject to the requirements of Iowa law, which prohibit the Holding Company from paying a dividend if, after giving it effect, either of the following would result: (a) the Holding Company would not be able to pay its debts as they become due in the usual course of business; or (b) the Holding Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the Holding Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

  The Holding Company, however, was subject to the terms of a certification made to the OTS, in connection with the application to the OTS for approval of the Conversion, that prohibited the Holding Company from taking any actions to further any payments to its shareholders through a return of excess capital for a period of one year following the Conversion (i.e., until March 20, 1997). The certification expressly did not apply to taxable dividend payments made by the Holding Company or to dividend payments made by the Bank to the Holding Company.

ITEM 6. SELECTED FINANCIAL DATA

  The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report.

                                                 AT DECEMBER 31,
                                   --------------------------------------------
                                     1996     1995     1994     1993     1992
                                   -------- -------- -------- -------- --------
                                                  (IN THOUSANDS)
SELECTED CONSOLIDATED FINANCIAL
 CONDITION DATA:
Total assets...................... $203,093 $179,930 $157,153 $147,130 $146,275
Cash (noninterest bearing)........      963      709      719      602      700
Loans receivable, net(1):
  First mortgage loans secured by
   one-to-four family residences..  106,053   93,438   82,523   76,112   71,549
  First mortgage loans secured by
   multifamily properties.........   33,015   30,070   19,815   20,476   20,221
  First mortgage loans secured by
   commercial properties..........    5,068    5,650    5,974    6,291    6,077
  Consumer loans..................   21,695   18,714   16,472   14,088   12,513
                                   -------- -------- -------- -------- --------
    Total loans receivable, net...  165,831  147,872  124,784  116,967  110,360
Investment securities(2)..........   29,577   26,156   28,389   26,830   32,441
Deposits..........................  129,722  126,672  124,189  131,145  132,420
Borrowed funds....................   22,335   21,940    3,886      --       --
Total shareholders' equity........   49,235   29,900   27,813   14,761   12,521

                                            FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                         1996    1995    1994    1993    1992
                                        ------- ------- ------- ------- -------
                                                    (IN THOUSANDS)
SELECTED OPERATING DATA:
Interest income........................ $15,090 $13,148 $11,592 $11,668 $12,578
Interest expense.......................   6,929   7,079   6,048   6,614   7,960
                                        ------- ------- ------- ------- -------
  Net interest income before provision
   for loan losses.....................   8,161   6,069   5,544   5,054   4,618
Provision for loan losses..............     240     250     242     248     262
                                        ------- ------- ------- ------- -------
  Net interest income after provision
   for loan losses.....................   7,921   5,819   5,302   4,806   4,356
                                        ------- ------- ------- ------- -------
Noninterest income:
  Fees and service charges.............     580     445     430     461     462
  Abstract fees........................     931     794     332     365     340
  Other income.........................     382     463     286     232     195
                                        ------- ------- ------- ------- -------
    Total noninterest income...........   1,893   1,702   1,048   1,058     997
                                        ------- ------- ------- ------- -------
Noninterest expense:
  Salaries and employee benefits.......   2,004   1,681   1,282   1,103   1,174
  Premises and equipment...............     421     382     326     321     333
  Data processing......................     244     236     248     284     250
  One-time SAIF special assessment.....     817     --      --      --      --
  SAIF deposit insurance premiums......     279     287     306     248     291
  Other expenses.......................   1,173   1,072     761     618     578
                                        ------- ------- ------- ------- -------
    Total noninterest expense..........   4,938   3,658   2,923   2,574   2,626
                                        ------- ------- ------- ------- -------
Income before income taxes.............   4,876   3,863   3,427   3,290   2,727
Income tax expense.....................   1,744   1,403   1,247   1,223   1,017
                                        ------- ------- ------- ------- -------
Income before cumulative effect of
 change in accounting principle........   3,132   2,460   2,180   2,067   1,710
Change in accounting principle.........     --      --      --      135     --
                                        ------- ------- ------- ------- -------
    Net income......................... $ 3,132 $ 2,460 $ 2,180 $ 2,202 $ 1,710
                                        ======= ======= ======= ======= =======

                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                     ------------------------------------------
                                       1996     1995    1994     1993     1992
                                     --------  ------  ------  --------  ------
KEY FINANCIAL RATIOS AND OTHER
 DATA:
PERFORMANCE RATIOS: (%)
Net interest rate spread
 (difference between average yield
 on interest-earning assets and
 average cost of interest-bearing
 liabilities)......................      3.01%   2.75%   3.02%     2.94%   2.64%
Net interest margin (net interest
 income as a percentage of average
 interest-earning assets)..........      4.33    3.66    3.70      3.50    3.20
Return on average assets (net
 income divided by average total
 assets)...........................      1.62    1.45    1.43      1.50    1.16
Return on average equity (net
 income divided by average equity).      6.30    8.54   11.19     16.06   14.64
Noninterest income to average
 assets............................      0.98    1.00    0.69      0.72    0.68
Efficiency ratio(3)................     49.11   47.07   44.35     42.11   46.77
Noninterest expense to average
 assets............................      2.56    2.16    1.92      1.76    1.79
Net interest income after provision
 for loan losses to noninterest
 expenses..........................    160.40  159.07  181.41    186.71  165.88
FINANCIAL CONDITION RATIOS:(4) (%)
Equity to assets at period end.....     24.24   16.62   17.70     10.02    8.56
Average shareholders' equity
 divided by average total assets...     25.73   16.99   12.82      9.37    7.96
Average interest-earning assets to
 average interest-bearing
 liabilities.......................    136.02  121.37  116.87    112.23  110.11
ASSET QUALITY RATIOS:(4) (%)
Nonaccrual loans to total net
 loans.............................      0.11    0.12    0.26      0.09    0.17
Nonperforming assets to total
 assets(5).........................      0.15    0.23    0.21      0.08    0.15
Allowance for loan losses as a
 percent of total loans receivable
 at end of period..................      1.16    1.15    1.20      1.09    0.95
Allowance for loan losses to
 nonaccrual loans..................  1,059.35  960.20  476.23  1,279.41  579.03
PER SHARE DATA:
Book value per share...............     14.36    8.72    8.11       N/A     N/A
Earnings per share(6)..............      0.82    0.63    0.21       N/A     N/A
Dividends declared per share.......      0.28    0.60    0.12       N/A     N/A
Dividend payout ratio..............      0.34    0.95    0.57       N/A     N/A
KEY FINANCIAL RATIOS EXCLUDING
 SAIF ASSESSMENT: (7) (%)
Return on average assets (net
 income divided by average total
 assets)...........................      1.89    1.45    1.43      1.50    1.16
Return on average equity (net
 income divided by average equity).      7.34    8.54   11.19     16.06   14.64
Efficiency ratio(3)................     40.99   47.07   44.35     42.11   46.77
Noninterest expense to average
 assets............................      2.13    2.16    1.92      1.76    1.79
Net interest income after provision
 for loan losses to noninterest
 expenses..........................    192.21  159.07  181.41    186.71  165.88

--------
(1) Loans receivable, net represents total loans less discounts, loans in process, net deferred loan fees and allowance for loan losses. The allowance for loan losses at December 31, 1996, 1995, 1994, 1993 and 1992 was $2.0 million, $1.7 million, $1.5 million, $1.3 million and $1.1 million, respectively.
(2) Includes interest-bearing deposits with the Federal Home Loan Bank of Des Moines (the "FHLB"). The Company has classified its securities as "held-to-maturity" or "available-for-sale" since January 1, 1994, when it adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

(3) Efficiency ratio represents noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income.
(4) Asset Quality Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods and are annualized where appropriate.
(5) Nonperforming assets consists of nonaccrual loans, foreclosed real estate and other nonperforming assets.
(6) Earnings per share information for the years ended December 31, 1995 and 1994 are calculated by dividing net income subsequent to the conversion of the Bank from mutual to stock form in 1994 by the weighted average number of shares outstanding. The weighted average number of shares outstanding for 1996, 1995 and 1994 were 3,818,273, 3,919,488 and 3,906,980, respectively. Net income subsequent to such conversion was $810,000 for the period ended December 31, 1994.
(7) For 1996, excludes the one-time $817,000 (pre-tax) special assessment for the recapitalization of the Savings Association Insurance Fund.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  North Central Bancshares, Inc. (the "Holding Company"), an Iowa corporation, is the holding company for First Federal Savings Bank of Fort Dodge (the "Bank"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company." The Holding Company was organized on December 5, 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in connection with the conversion and reorganization of the Bank and North Central Bancshares, M.H.C. (the "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Conversion"). On March 20, 1996, upon completion of the Conversion, the Holding Company issued an aggregate of 4,011,057 shares of its Common Stock, par value $0.01 per share, of which 1,385,590 shares were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were cancelled, and 2,625,467 shares of which were sold in Subscription and Community Offerings at a price of $10.00 per share, with gross proceeds amounting to $26,254,670. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank.

  The profitability of the Company depends primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, which have consisted primarily of deposits and advances from the FHLB. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The Company's net income is affected by its level of noninterest income including primarily service fees and charges and abstract fees, and noninterest expense, including primarily compensation and employee benefits, premises and equipment, data processing and SAIF deposit insurance premiums. Net income also is affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company.

SAIF RECAPITALIZATION

  In response to the disparity in deposit insurance assessment rates that existed between banks insured by the Bank Insurance Fund ("BIF") and thrifts insured by the SAIF, the Deposits Funds Insurance Act of 1996 (the "Funds Act") was enacted on September 30, 1996. The Funds Act authorized the Federal Deposit Insurance Corporation ("FDIC") to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. The Company's special SAIF assessment of $817,000 before taxes (and $512,000 net of taxes) was charged against income in the third quarter of 1996 and paid in November 1996 (the "SAIF Assessment"). In view of the recapitalization of the SAIF, the FDIC reduced the assessment rates for SAIF-assessable deposits. Beginning on October 1, 1996, the Company expects to incur approximately $85,000 of assessments (based on the Bank's December 31, 1996 deposit insurance assessment base) for the year ending December 31, 1997 for deposit insurance and for the interest payments on the FICO bonds issued by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. As a result of the lower assessment rates, the expected 1997 expense would be $194,000 lower than the expense incurred in 1996. See "Impact of New Legislation--Deposit Insurance--SAIF Recapitalization" for further discussion.

BUSINESS STRATEGY

  The Company's current business strategy is to operate the Bank as a well-capitalized, profitable and independent community-oriented savings bank dedicated to providing quality customer service. Generally, the Company has sought to implement this strategy by primarily using deposits and advances from the FHLB, as its source of funds and maintaining a substantial part of its assets in loans secured by one- to four-family residential real estate located in the Company's market area, multifamily loans, consumer and other loans and in other liquid investment securities. Specifically, the Company's business strategy incorporates the following elements: (1) operating as a community-oriented financial institution, maintaining a strong core customer base by providing quality service and offering customers the access to senior management and services that a locally-headquartered institution can offer; (2) maintaining high asset quality by emphasizing investment in residential mortgage loans (including the purchase of qualifying multifamily loans) and securities issued or guaranteed by the United States Government or agencies thereof; (3) maintaining capital in excess of regulatory requirements and growing only to the extent that adequate capital levels can be maintained; (4) controlling noninterest expenses; (5) managing interest rate risk exposure while achieving desirable levels of profitability; and (6) increasing noninterest income, primarily through the expansion of the abstract company business conducted through a wholly owned subsidiary.

  Highlights of the Company's business strategy are as follows:

  Community-Oriented Institution. The Company is committed to meeting the financial needs of the community in which it operates. Based in part on its participation in several different programs designed to facilitate residential lending to low- and moderate-income households, the Bank has received an "Outstanding" Community Reinvestment Act rating. The Company believes it is large enough to provide a full range of personal and business financial services and yet is small enough to be able to provide such services on a personalized and efficient basis. Management believes that the Company can be more effective in servicing its customers than many of its competitors which are not headquartered locally, because senior management of the Bank quickly and personally responds to customer needs and inquiries.

  Strong Retail Deposit Base. The Company has had a relatively strong and stable retail deposit base drawn from its offices located in Fort Dodge, Ames and Nevada, Iowa. In recent years, the stability of the Company's deposit base has been enhanced by the Company's offering of 5-year certificates of deposit (which comprises $45.5 million, or 35.1%, of total deposits at December 31, 1996) at attractive interest rates, and programs tying low-cost checking account services to the maintenance of specified certificate of deposit balances or loan balances. At December 31, 1996, 30.2% of the deposit base or $39.1 million consisted of core deposits, which included money market accounts, passbook savings accounts, NOW accounts, and noninterest-bearing demand accounts. Core deposits are considered to be a more stable and lower cost source of funds than certificates of deposit or outside borrowings. The Company will continue to emphasize retail deposits by providing quality customer service, offering competitive rates on deposit accounts, and providing depositors with a full range of accounts.

  Asset Quality and Emphasis on Residential Mortgage Lending. The Company has historically emphasized residential real estate financing, and has been primarily a portfolio lender. The Company expects to continue its commitment to financing the purchase or improvement of residential real estate in its market area. To supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically, the Company has purchased loans in the secondary mortgage market, with an emphasis on adjustable-rate multifamily loans secured by properties outside the State of Iowa (the "out of state properties"). At December 31, 1996, the Company's portfolio of loans which were either originated or purchased by the Company and secured by out of state properties consisted of $7.8 million of one-to-four family residential mortgage loans, or 4.6% of the Company's total loan portfolio, and $37.3 million of multifamily and commercial loans, or 22.1% of the Company's total loan portfolio. The Company also invests in United States Treasury securities, interest-earning deposits, equity securities and FHLB stock. At December 31, 1996, 52.2% of the Company's total assets consisted of one-to-four family residential first mortgage loans and 8.1% of the Company's total assets consisted of United States Treasury notes. At December 31, 1996, the Company's ratio of nonperforming assets to total assets was 0.15%.

  Generally, the yield on mortgage loans originated and purchased by the Company is greater than that of securities purchased by the Company. There can be no assurance that the local economy will continue to improve. Future economic conditions and continued strong banking competition could result in diminished lending opportunities. If new loan originations are reduced in the future, the Company may increase its investment in securities and in purchased mortgage loans outside its market area.

  Capital Strength and Controlled Growth. Total equity increased from $12.5 million at December 31, 1992, to $49.2 million at December 31, 1996, an increase of 293.2%. Total assets have increased by $56.8 million, or 38.8%, since December 31, 1992. As a result, the ratio of total equity to total assets has improved from 8.6% at December 31, 1992 to 24.2% at December 31, 1996. The Company's growth has been produced from its emphasis on the origination of residential mortgage loans and purchases of primarily multifamily mortgage loans. The Company's growth has been funded through the use of proceeds from the stock offerings held in 1994 and 1996 and in 1995, through the use of FHLB advances. The Company intends to maintain strong levels of total equity and capital ratios by growing only to the extent that adequate capital levels can be maintained.

  From time to time, the Company has undertaken to evaluate the possibility of acquiring branch offices and other financial institutions, including the execution of confidentiality agreements and conducting due diligence, and intends to continue to do so in the future as the opportunity may arise. Such evaluations by the Company provide no indication of the likelihood that the Company will enter into any agreement to engage in an acquisition transaction, as in many instances such transactions are subject to competitive bidding and in every instance are subject to extensive arm's length negotiations once such evaluation by the Company is complete.

  Controlled Noninterest Expense. The Company has managed to control noninterest expense by limiting the overall number of its employees, and managing operating expenses. Noninterest expense (excluding the SAIF Assessment) as a percentage of average total assets did not exceed 2.16% for any year from the fiscal year ended December 31, 1992 through December 31, 1996. The Company's efficiency ratio (excluding the SAIF Assessment) did not exceed 48% for any year from the fiscal year ended December 31, 1992 through December 31, 1996.

  Increasing Noninterest Income. The Company has attempted to increase its level of noninterest income from both new and traditional lines of business to supplement net interest income. In 1982, the Company purchased First Iowa Title Services, Inc. ("First Iowa"). On January 1, 1995, First Iowa purchased the assets of two abstract companies located in Jasper and Boone County, Iowa. On December 28, 1996, First Iowa purchased the assets of two abstract companies located in Webster and Calhoun County, Iowa. The abstract business performed by First Iowa replaces the function of a title insurance company. The Company believes that First Iowa can continue to be an excellent source of fee income. Noninterest income from such business for the year ended December 31, 1996 was $931,000, offset by a corresponding substantial noninterest expense attributable to First Iowa.

  Liquidity and Interest Rate Risk Management. Management seeks to manage the Company's interest rate risk exposure by monitoring the levels of interest rate sensitive assets and liabilities while maintaining an acceptable interest rate spread. At December 31, 1996, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $8.9 million, representing a one-year gap to total assets ratio of negative 4.36% as compared to a positive 2.90% at

December 31, 1995. To reduce the potential volatility of the Company's earnings in a changing interest rate environment, the Company has emphasized the origination of 7-year fixed rate mortgage loans that convert to adjustable rates at the conclusion of their initial terms and have overall maturities of up to 30 years, adjustable-rate loans, investment in 2-year United States Government securities and has sought to lengthen the terms of its deposits through its pricing strategies with respect to longer term certificates of deposit. See "--Asset and Liability Management--Interest Rate Sensitivity Analysis".

COMPARISON OF FINANCIAL CONDITION AS OF DECEMBER 31, 1996, DECEMBER 31, 1995 AND DECEMBER 31, 1994

  Total assets increased $23.2 million, or 12.9%, from $179.9 million at December 31, 1995 to $203.1 million at December 31, 1996, reflecting the use of proceeds from the Conversion. Total loans receivable, net, increased by $18.0 million, or 12.1%, from $147.9 million at December 31, 1995 to $165.8 million at December 31, 1996, due to the origination of $24.2 million of first mortgage loans secured by one-to-four family residences, purchases and originations of first mortgage loans secured by one-to-four family and multifamily residences located out of state of $11.4 million, and originations of $10.1 million of second mortgage loans. These originations and purchases were offset in part by payments, prepayments and sales of loans during the year ended December 31, 1996. Deposits increased $3.0 million, or 2.4%, from $126.7 million at December 31, 1995 to $129.7 million at December 31, 1996. Other borrowings, primarily FHLB advances, increased $395,000, to $22.3 million at December 31, 1996 from $21.9 million at December 31, 1995. A portion of the proceeds from the Conversion was used to repay then outstanding FHLB advances. Subsequently, borrowings were increased primarily to fund loan growth. Total shareholders' equity increased $19.3 million from $29.9 million at December 31, 1995 to $49.2 million at December 31, 1996, primarily due to the issuance of stock in connection with the Conversion, less dividends paid to shareholders and stock repurchases.

  Total assets increased by $22.8 million, or 14.5%, from $157.2 million at December 31, 1994 to $179.9 million at December 31, 1995. Total loans receivable, net, increased by $23.0 million, or 18.5%, due to originations of $19.7 million of first mortgage loans secured by one-to-four family residences, purchases of $14.5 million of first mortgage loans secured by one-to-four family and multi-family residences and originations of $9.4 million of second mortgage loans, which originations and purchases were offset in part by payments and prepayments of loans during the year ended December 31, 1995. Title plant, which consists of the books and records of the chain of ownership of property in a certain geographical area, increased by $699,000, or 441.1%, due to the purchase of the assets of two abstract companies by First Iowa in 1995. Deposits increased $2.5 million, or 2.0%, from $124.2 million at December 31, 1994 to $126.7 million at December 31, 1995. Other borrowings, primarily FHLB advances, increased by $18.1 million, from $3.9 million at December 31, 1994 to $21.9 million at December 31, 1995. The Company increased its borrowings during the year ended December 31, 1995 in order to fund the net increases in loan receivables. Total shareholders' equity increased $2.1 million, from $27.8 million at December 31, 1994 to $29.9 million at December 31, 1995, primarily due to net income, less dividends paid to shareholders.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND
1995

  Interest Income. Interest income increased by $1.9 million to $15.1 million for the year ended December 31, 1996 compared to $13.1 million for the year ended December 31, 1995. The increase in interest income was primarily due to a $22.7 million increase in average interest earning assets (consisting primarily first and second mortgage loans) to $188.4 million for the year ended December 31, 1996, from $165.7 million for the comparable 1995 period. The increase in the average balances of interest-bearing assets primarily reflects increases in the average balances of first and second mortgage loans. These increases generally reflect an increase in originations of $24.2 million of first mortgage loans secured by one-to-four family residences, purchases and originations of first mortgage loans secured by one-to-four family and multifamily residences located outside of the State of Iowa of $11.4 million and originations of $10.1 million of second mortgage loans, which originations and purchases were offset in part by payments, prepayments and sales of loans during the year ended December 31, 1996. The increase in average interest-earning assets reflects the use of proceeds from the Conversion and the Company's emphasis on residential lending. See "--Business Strategy." The increase in interest income was also due to an increase in the average yield on investment securities to 6.40% from 6.00% for the year ended December 31, 1996 and 1995, respectively, reflecting the purchase of certain higher yielding equity securities during the year ended December 31, 1996. The average yield on interest earning assets increased to 8.01% for the year ended December 31, 1996 from 7.93% for the year ended December 31, 1995.

  Interest Expense. Interest expense decreased by $150,000 to $6.9 million for the year ended December 31, 1996 compared to $7.1 million for the year ended December 31, 1995. The decrease in interest expense was due to the decrease in the average cost of deposits from 5.11% for the year ended December 31, 1995 to 4.92% for the year ended December 31, 1996. The decline in the average cost of deposits was primarily due to a decline in the Company's average cost of passbook accounts reflecting a general decline in market interest rates, as well as a net increase of $3.7 million in the average balance of NOW and money market savings accounts, which accounts bear interest at lower rates than the Company's average cost of funds. The decrease in interest expense was also due to a decrease in the average balance of borrowed funds from $13.7 million for the year ended December 31, 1995, to $12.1 million for the 1996 comparable period, as the Company used a portion of the proceeds of the Conversion to repay FHLB advances. The decrease was offset in part by an increase of $3.5 million in the average interest-bearing deposits from $122.9 million for the year ended December 31, 1995 to $126.4 million for the year ended December 31, 1996, due to the Company's offering of favorable rates on certain types of deposit accounts. The average cost of interest bearing liabilities decreased to 5.00% for the year ended December 31, 1996 from 5.18% for the year ended December 31, 1995.

  Net Interest Income. Net interest income before provision for loan losses increased by $2.1 million to $8.2 million for the year ended December 31, 1996 from $6.1 million for the year ended December 31, 1995. The increase is primarily due to the increase in the excess of average interest earning assets over average interest bearing liabilities and an increase in the Company's interest rate spread (i.e., the difference between the average yield on assets and the average cost of liabilities) from 2.75% for the year ended December 31, 1995 to 3.01% for the year ended December 31, 1996.

  Provision for Loan Losses. The Company's provision for loan losses decreased by $10,000 to $240,000 for year ended December 31, 1996 from $250,000 for the same period of the prior year. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are secured by properties located out of state, and other factors related to the collectibility of the Company's loan portfolio. The net charge offs were $23,000 for the year ended December 31, 1996 as compared to $57,000 for the year ended December 31, 1995. The resulting allowance for loan loss was $2.0 million at December 31, 1996 as compared to $1.7 million at December 31, 1995.

  The increase in the allowance is primarily due to the increase in total loans from $151.3 million at December 31, 1995 to $168.9 million at December 31, 1996. The allowance for loan losses as a percentage of total loans receivable increased to 1.16% at December 31, 1996 from 1.15% at December 31, 1995. The level of nonperforming loans has increased slightly to $184,000 at December 31, 1996 from $181,000 at December 31, 1995. See "Asset Quality".

  Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding no problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

  Noninterest income. Total noninterest income increased by $191,000, or 11.2%, to $1.9 million for the year ended December 31, 1996 from $1.7 million for the year ended December 31, 1995. The increase is primarily due to a $136,000 increase in abstract fees, attributable to increased sales volume, a $111,000 increase in checking account charges and a $82,000 increase in annuity commissions, which commissions are generated by the annuity sales activities of First Financial Service Corporation, a wholly owned subsidiary of the Bank. This increase, over fiscal year 1995, was offset in part by a $182,000 gain on the sale of securities available for sale for the year ended December 31, 1995. See "--Business Strategy--Increase Noninterest Income".

  Noninterest Expense. Total non-interest expense increased by $1.3 million to $4.9 million for the year ended December 31, 1996 from $3.7 million for the year ended December 31, 1995, primarily due to the $817,000 one-time SAIF Assessment. Absent the SAIF Assessment, the increase reflects a $322,000 increase in salaries and benefits, a $39,000 increase in premises and equipment and $101,000 increase in other expenses. The increase in salaries and benefits was primarily a result of a one-time adoption of a retirement plan for the benefit of the former Chairman of the Board, the increased costs associated with the Company's Employee Stock Option Plan ("ESOP") and normal salary increases. The increase in premises and equipment is primarily a result of increased depreciation expense due to expenditures in the Company's Nevada office and equipment in the abstract companies. The increase in other expenses is primarily a result of increased professional fees, checking account costs and costs incurred for a Special Meeting of Shareholders in September, 1996.

  Income Taxes. Income taxes increased by $340,000 to $1.7 million for the year ended December 31, 1996 as compared to $1.4 million for the year ended December 31, 1995. The increase was principally due to an increase in pre-tax earnings during the 1996 period as compared to the 1995 period.

  On July 13, 1995, the Bank formed the Northridge Partnership with the Fort Dodge Housing Corporation ("FDHC"), a non-profit Iowa corporation formed to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the city of Fort Dodge. The Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. Management anticipates the tax credit will amount to approximately $150,000 for each year during the ten-year period commencing with the year the property is placed into service. To date, the Company has not realized any tax credits from the Northridge Partnership.

  Net Income. Net income totalled $3.1 million for the year ended December 31, 1996 compared to $2.5 million for the same period in 1995.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND
1994

  Interest Income. Interest income increased by $1.6 million to $13.1 million for the year ended December 31, 1995 compared to $11.6 million for the year ended December 31, 1994. The increase in interest income was due to a $15.8 million increase in the average interest earning assets to $165.8 million for the year ended December 31, 1995, from $150.0 million for the comparable 1994 period, reflecting an increase primarily attributable to originations of $19.7 million of new first mortgage loans secured by one-to-four family residences, purchases of $14.5 million of first mortgage loans secured by one-to-four family and multi-family residences and originations of $9.4 million of second mortgage loans, which originations and purchases were offset in part by payments and prepayments of loans during the year ended December 31, 1995. The resulting net increase in average interest-earning assets reflects the Company's strategy for controlled growth. See "--Business Strategy--Capital Strength and Controlled Growth". The increase in interest income was also due to an increase in the average yield on investment securities to 6.00% from 4.92% for the year ended December 31, 1995 and 1994, respectively, reflecting a general increase in the average rates paid on investments, which was partially offset by the decrease in the average yield on first mortgage loans from 8.26% for the year ended December 31, 1994 to 8.13% for the year ended December 31, 1995, reflecting a downward adjustment of rates on the Company's adjustable-rate mortgage loan portfolio partially offset by an increase in the amortization of the unearned discount due to unscheduled repayments and prepayments of certain loans. The average yield on interest earning assets increased to 7.93% for the year ended December 31, 1995 from 7.73% for the year ended December 31, 1994.

  Interest Expense. Interest expense increased by $1.0 million to $7.1 million for the year ended December 31, 1995 compared to $6.0 million for the year ended December 31, 1994. The increase in interest expense was due to the increase in the average cost of deposits from 4.70% for the year ended December 31, 1994 to 5.11% for the year ended December 31, 1995, reflecting a general increase in the average rate paid on deposits, the increase in the average balance of FHLB advances, which bear interest at a rate higher than the rates paid on the Company's interest bearing deposits, from $381,000 to $13.7 million for the year ended December 31, 1994 and 1995, respectively. These effects of the increase in interest expense were partially offset by a $5.0 million decrease in the average balance of deposits from $128.0 million for the year ended December 31, 1994, to $123.0 million for the 1995 comparable period. The decline in the average balance of deposits was due to the temporary inclusion of the funds deposited with stock orders pending completion of the Company's conversion from mutual to stock form in 1994. The average cost of interest bearing liabilities increased to 5.18% for the year ended December 31, 1995 from 4.71% for the year ended December 31, 1994.

  Net Interest Income. Net interest income before provision for loan losses increased by $525,000 to $6.1 million for the year ended December 31, 1995 from $5.5 million for the year ended December 31, 1994. The increase is primarily due to the increase in the excess of average interest earning assets over average interest bearing liabilities, which was partially offset by the decrease in the Company's interest rate spread from 3.01% for the year ended December 31, 1994 to 2.75% for the year ended December 31, 1995.

  Provision for Loan Losses. The Company's provision for loan losses increased $8,000, to $250,000, for the year ended December 31, 1995 from $242,000 for the same period of the prior year. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are secured by properties located outside of the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The allowance for loan loss was $1.7 million at December 31, 1995 as compared to $1.5 million at December 31, 1994.

  Although the level of nonperforming loans decreased from $324,000 at December 31, 1994 to $181,000 at December 31, 1995, management determined to increase the provision slightly during 1995 in order to continue the steady increase in the allowance for loan losses. This increase in the allowance is primarily due to the increase in total loans from $128.6 million at December 31, 1994 to $151.3 million at December 31, 1995. The allowance for loan losses as a percentage of total loans receivable decreased to 1.15% at December 31, 1995 from 1.20% at December 31, 1994. See "Asset Quality."

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

  Noninterest Income. Total noninterest income increased by $655,000 to $1.7 million for the year ended December 31, 1995 from $1.0 million for the year ended December 31, 1994. The increase is primarily due to a $463,000 increase in abstract fees due to the purchase of the assets of two abstract companies in 1995 and a $182,000 gain on the sale of securities available for sale. See "--Business Strategy--Increasing Noninterest Income."

  Noninterest Expense. Total noninterest expense increased by $735,000 to $3.7 million for the year ended December 31, 1995 from $2.9 million for the year ended December 31, 1994. The increase is primarily due to a $400,000 increase in salaries and benefits, a $56,000 increase in premises and equipment and a $311,000 increase in other expenses. The increase in salaries and benefits was primarily a result of the increased personnel associated with the purchase of the assets of the two abstract companies, normal salary increases and the cost of the ESOP. The increase in premises and equipment was primarily a result of costs associated with operating the Ames branch, higher depreciation expense and the costs associated with the purchase of the assets of the two abstract companies. The increase in other expenses was primarily a result of higher costs associated with being a public company, advertising costs, printing, postage, stationery and supply costs and costs associated with the purchase of the assets of the two abstract companies.

  Income Taxes. Income taxes increased by $156,000 to $1.4 million for the year ended December 31, 1995 as compared to $1.2 million for the year ended December 31, 1994. The increase was primarily due to an increase in pre-tax earnings during the 1995 period as compared to the 1994 period.

  Net Income. Net income totalled $2.5 million for the year ended December 31,1995 compared to $2.2 million for the same period in 1994.

AVERAGE BALANCE SHEET

  The following tables sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. For purposes of these tables, average balances were computed on a monthly basis.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                     AT DECEMBER 31,   -------------------------------------------------------------------------------------------
                          1996                     1996                            1995                          1994
                    -----------------  -----------------------------  -----------------------------  -----------------------------
                                                            AVERAGE                        AVERAGE                        AVERAGE
                               YIELD/  AVERAGE               YIELD/   AVERAGE               YIELD/   AVERAGE               YIELD/
                    BALANCE     COST   BALANCE    INTEREST    COST    BALANCE    INTEREST    COST    BALANCE    INTEREST    COST
                    --------   ------  --------   --------   -------  --------   --------   -------  --------   --------   -------
                                                       (DOLLARS IN THOUSANDS)
ASSETS:
Interest-earning
 assets:
 First mortgage
  loans(1)........  $145,745     8.11% $137,668   $11,174(9)   8.12%  $120,825   $ 9,818(9)   8.13%  $105,108   $ 8,682(9)   8.26%
 Consumer
  loans(1)........    22,039     9.60    20,900     2,007      9.60     17,865     1,703      9.53     15,321     1,454      9.49
 Investment
  securities(2)...    29,459(5)  6.22    29,827(6)  1,909      6.40     27,128(7)  1,627      6.00     29,606(8)  1,456      4.92
                    --------           --------   -------             --------   -------             --------   -------
  Total interest-
   earning assets.  $197,243     7.99  $188,395   $15,090      8.01   $165,818   $13,148      7.93   $150,035   $11,592      7.73%
                                                  =======                        =======                        =======
Noninterest-
 earning assets...     5,850              4,721                          3,722                          2,227
                    --------           --------                       --------                       --------
  Total assets....  $203,093           $193,116                       $169,540                       $152,262
                    ========           ========                       ========                       ========
LIABILITIES AND
 EQUITY:
Interest-bearing
 liabilities:
 NOW and money
  market savings..  $ 19,104     2.89%   18,704       530      2.83%    15,000       426      2.84%  $ 12,588   $   261      2.07%
 Passbook savings.    17,756     2.25    18,997       432      2.27     19,777       571      2.89     27,782       764      2.75
 Certificates of
  Deposit.........    90,587     5.92    88,688     5,256      5.93     88,107     5,281      5.99     87,624     4,994      5.70
 Borrowed funds...    22,335     5.79    12,114       711      5.87     13,734       801      5.84        381        29      7.76
                    --------           --------   -------             --------   -------             --------   -------
  Total interest-
   bearing
   liabilities....  $149,782     5.08% $138,503   $ 6,929      5.00%  $136,618   $ 7,079      5.18%  $128,375   $ 6,048      4.71%
                                                  =======                        =======                        =======
Noninterest-
 bearing
 liabilities......     4,076              4,920                          4,111                          4,370
                    --------           --------                       --------                       --------
  Total
   liabilities....  $153,858            143,423                        140,729                       $132,745
Equity............    49,235             49,693                         28,811                         19,517
                    --------           --------                       --------                       --------
  Total
   liabilities and
   equity.........  $203,093           $193,116                       $169,540                       $152,262
                    ========           ========                       ========                       ========
Net interest
 income...........                                $ 8,161                        $ 6,069                        $ 5,544
                                                  =======                        =======                        =======
Net interest rate
 spread(3)........               2.91%                         3.01%                          2.75%                          3.02%
Net interest
 margin(4)........               4.13%                         4.33%                          3.66%                          3.70%
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities......             131.69%                       136.02%                        121.37%                        116.87%

-------
(1) Balance is net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the balances.
(2) Balance represents amortized cost on held to maturity assets and fair value on available for sale assets for the year ended December 31, 1994. Yields on available for sale securities were calculated using the market value of those securities for the year ended December 31, 1994. The computed yields are not materially different from yields calculated using the historical cost basis of the securities.
(3) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4) Net interest margin represents net interest income divided by average total interest-earning assets.
(5) Includes interest-bearing deposits of $2,973,000, securities available for sale of $22,986,000 and securities held to maturity of $3,500,000.
(6) Includes interest-bearing deposits of $3,323,000, securities available for sale of $16,298,000 and securities held to maturity of $10,206,000.
(7) Includes interest-bearing deposits of $2,251,000, securities available for sale of $5,846,000 and securities held to maturity of $19,031,000.
(8) Includes interest-bearing deposits of $6,585,000, securities available for sale of $6,404,000 and securities held to maturity of $16,617,000.
(9) Includes loan fee amortization of $(33,000), $(57,000) and $(51,000) for the years ended December 31, 1996, 1995 and 1994.

RATE/VOLUME ANALYSIS

  The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in average volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the changes in average volume); and
(iv) the net change.

                                   YEAR ENDED                       YEAR ENDED
                                DECEMBER 31, 1996                DECEMBER 31, 1995
                                   COMPARED TO                      COMPARED TO
                                   YEAR ENDED                       YEAR ENDED
                                DECEMBER 31, 1995                DECEMBER 31, 1994
                          -------------------------------  --------------------------------
                          INCREASE/(DECREASE)              INCREASE/(DECREASE)
                                DUE TO                           DUE TO
                          ---------------------   TOTAL    ---------------------    TOTAL
                                         RATE/  INCREASE                  RATE/   INCREASE
                          VOLUME  RATE   VOLUME (DECREASE) VOLUME  RATE   VOLUME  (DECREASE)
                          ------  -----  ------ ---------  ------  -----  ------  ---------
                                                (IN THOUSANDS)
INTEREST INCOME:
First mortgage loans....  $1,369  $ (11)  $ (2)  $1,356    $1,299  $(142) $ (21)   $1,136
Consumer loans..........     289     13      2      304       242      6      1       249
Investment securities...     183    153    (54)     282      (128)   327    (28)      167
                          ------  -----   ----   ------    ------  -----  -----    ------
 Total interest-earning
  assets................  $1,841  $ 155   $(54)  $1,942    $1,413  $ 191  $ (48)   $1,556
                          ======  =====   ====   ======    ======  =====  =====    ======
INTEREST EXPENSE:
NOW and money market
 savings................  $  105  $  (1)  $--    $  104)   $ (237) $ 516  $ (20)   $  259
Passbook savings........     (23)  (122)     5     (140)      --     --     --        --
Certificate of deposits.      35    (59)   --       (24)      --     --     --        --
Borrowed funds..........     (94)     5     (1)     (90)    1,036     (7)  (257)      772
                          ------  -----   ----   ------    ------  -----  -----    ------
 Total interest-bearing
  liabilities...........  $   23  $(177)  $  4   $ (150)   $  799  $ 509  $(277)   $1,031
                          ======  =====   ====   ======    ======  =====  =====    ======
Net change in net
 interest income........  $1,818  $ 332   $(58)  $2,092    $  614  $(318) $ 229    $  525
                          ======  =====   ====   ======    ======  =====  =====    ======

ASSET AND LIABILITY MANAGEMENT--INTEREST RATE SENSITIVITY ANALYSIS

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The "interest rate sensitivity gap" is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rate, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

  The Company's policy is recent years has been to manage its exposure to interest rate risk generally by the maturities of its interest rate sensitive assets and by emphasizing adjustable-rate mortgage loans, and maintaining a level of liquidity by investing in two-year United States Government securities and short-term interest-earning deposits. The Company generally offers competitive rates on deposit accounts had prices certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms.

  At December 31, 1996, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-ending assets maturing or repricing in the same period by $8.9 million, representing a one-year gap ratio of negative 4.4%, compared to a one-year gap ratio of positive 2.9% at December 31, 1995. To manage the potential volatility of the Company's earnings in a changing interest rate environment, the Company has emphasized the origination of 7-year fixed rate mortgage loans that convert to adjustable rates at the conclusion of their initial terms and have overall maturities of up to 30 years, adjustable-rate loans, investment in 2-year United States Government securities and has sought to lengthen the terms of its deposits through its pricing strategies with respect to longer term certificates of deposit. The Chief Executive Officer regularly meets with the Bank's senior executive officers to review trends in deposits as well as mortgage and consumer lending. The Chief Executive Officer also regularly meets with the Treasurer to review the investment portfolio. The Chief Executive Officer reports quarterly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.

  Gap Table. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term of repricing or the contractual terms of the asset or liability. Certain assumptions used in preparing the table are set forth in the following table. Management believes that these assumptions approximate actual experience and considers them appropriate and reasonable.

                                             AT DECEMBER 31, 1996 (1)
                          --------------------------------------------------------------------
                           WITHIN     1-3       3-5       5-10     10-20    OVER 20
                           1 YEAR    YEARS     YEARS     YEARS     YEARS     YEARS     TOTAL
                          --------  --------  --------  --------  --------  --------  --------
                                              (DOLLARS IN THOUSANDS)
INTEREST-EARNINGS
 ASSETS:
First mortgage loans
 Adjustable.............  $ 43,428  $ 23,018  $ 15,640  $    --   $    --   $    --   $ 82,086
 Fixed (2)..............    10,935    18,290    12,120    21,131     2,319       --     64,795
Consumer and other
 loans..................     7,877    12,181     1,915        65         2       --     22,040
Investment
 securities(3)..........    20,052     9,002       523       --         --       --     29,577
                          --------  --------  --------  --------  --------  --------  --------
 Total interest-earning
  assets................  $ 82,292  $ 62,491  $ 30,198  $ 21,196  $  2,321  $    --   $198,498
                          ========  ========  ========  ========  ========  ========  ========
RATE SENSITIVE
 LIABILITIES:
Passbook and statement
 savings accounts.......  $ 17,756  $    --   $    --   $    --   $    --   $    --   $ 17,756
NOW accounts............    11,824       --        --        --        --        --     11,824
Money market accounts...     7,280       --        --        --        --        --      7,280
Certificate accounts....    36,971    31,827    21,742        47       --        --     90,587
Non-interest-bearing
 deposits...............     2,275       --        --        --        --        --      2,275
FHLB advances and other
 liabilities............    15,035       --      7,300       --        --        --     22,335
                          --------  --------  --------  --------  --------  --------  --------
 Total interest-bearing
  liabilities...........   $91,141  $ 31,827  $ 29,042  $     47  $    --   $    --   $152,057
                          ========  ========  ========  ========  ========  ========  ========
Interest sensitivity
 gap....................  $ (8,849) $ 30,664    $1,156  $ 21,149  $  2,321  $    --
Cumulative interest-
 sensitivity gap........  $ (8,849) $ 21,815  $ 22,971  $ 44,120  $ 46,441  $ 46,441
Interest sensitivity gap
 to total assets........     -4.36%   15.10%      0.57%    10.41%     1.14%      --
Cumulative interest-
 sensitivity gap to
 total assets...........     -4.36%   10.74%    11.31%     21.72%    22.87%    22.87%
Ratio of interest-
 earnings assets to
 interest-bearing
 liabilities............     90.29%   196.35%   103.98%   100.00%   100.00%      --     103.54%
Cumulative ratio of
 interest-earning assets
 to interest-bearing
 liabilities............     90.29%  117.74%    115.11%   129.02%   130.54%   130.54%   130.54%
Total assets............  $203,093  $203,093  $203,093  $203,093  $203,093  $203,093  $203,093
Cumulative interest
 bearing assets.........  $ 82,292  $144,783  $174,981  $196,177  $198,498  $198,498  $198,498
Cumulative interest
 sensitive liabilities..  $ 91,141  $122,968  $152,010  $152,057  $152,057  $152,057  $152,057

--------
(1) The Company prepared the above table using December 31, 1996 composite interest rate sensitivity assumptions of the Eighth District of the FHLB where such assumptions were available. Where such information was not available, the assumptions wee made based on December 1996 OTS assumptions or the Company's actual experience. These assumptions are as follows: (i) fixed-rate first mortgage loans one-to-four family residential properties with interest rates less than 8%, 8% to 9%, 9% to 10%, 10% to 11%, and 11% and over, and the remaining terms to maturity of over 15 years will prepay annually at 6%, 9%, 17%, 16% and 14%, respectively; (ii) adjustable-rate first mortgage loans on one-to-four family residential properties will prepay at 8% to 9% per year; (iii) fixed- and adjustable-rate mortgage loans on multifamily and commercial properties will repay at 8% per year;
    (iv) second mortgage consumer loans will prepay at

   9% per year; (v) fixed-rate deposits will not be withdrawn prior to maturity; and (vi) passbook savings accounts, NOW accounts, money market accounts and noninterest-bearing deposit accounts are assumed to reprice within on year due to the possibility that such deposits will reprice in the event of significant changes in the overall level of interest rates. These assumptions are annual percentages based on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Company. Certain shortcomings are inherent in the analysis presented by the foregoing table.
(2) Fixed rate first mortgage loans include $38.8 million of one-to-four family seven year fixed rate loans than convert to adjustable rates at the beginning of the eighth year and are adjustable thereafter.
(3) Includes FHLMC preferred stock, FNMA preferred stock, other equity securities, interest-bearing deposits and FHLB stock, all of which are shown in the within-one-year category. Components include interest-bearing deposits of $3.0 million, securities available for sale of $23.1 million and securities held to maturity of $3.5 million.

  Certain shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating he table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

  NPV Analysis. As part of its efforts to maximize net interest income and manage the risks associated with changing interest rates, management uses the "market value of portfolio equity" ("NPV") methodology which the OTS has adopted as part of its capital regulations.

  Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in Net Interest Income ("NII") and NPV which would hypothetically occur if interest rates rapidly rise or fall all along the yield curve. Projected values of NII and NPV at both higher and lower regulatory defined rate scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

  Presented below, as of December 31, 1996, is an analysis of the Bank's interest rate risk ("IRR") as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Bank's current capital position.

              INTEREST RATE SENSITIVITY OF NET PORTFOLIO (NPV)(1)

                                                           NPV AS % OF PV OF
                        NET PORTFOLIO VALUE                      ASSETS
                   ------------------------------------   ------------------------
CHANGE IN RATES    $ AMOUNT     $ CHANGE     % CHANGE     NPV RATIOS     CHANGE
---------------    --------     --------     --------     ----------     -------
                         (DOLLARS IN THOUSANDS)
+400 bp            $39,721       -8,019        -17%         20.89%       -238 bp
+300 bp             41,932       -5,809        -12          21.61        -165 bp
+200 bp             44,093       -3,647         -8          22.28         -98 bp
+100 bp             46,090       -1,651         -3          22.85         -41 bp
   0 bp             47,741          --         --           23.27            --
-100 bp             48,751        1,010         +2          23.42         +15 bp
-200 bp             48,902        1,161         +2          23.25          -2 bp
-300 bp             49,309        1,568         +3          23.16         -10 bp
-400 bp             50,157        2,416         +5          23.23          -4 bp

--------
(1) Denotes rate shock used to compute interest risk capital component.

  As is the case with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Table presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV Table provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

LIQUIDITY AND CAPITAL RESOURCES

  OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States Government state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawal deposits plus short-term borrowings. At December 31, 1996, the amount of the Bank's liquid assets were $13.1 million, resulting in a liquidity ratio of 9.11%. OTS regulations also require that thrift institutions such as the Bank maintain an average daily balance of short term liquid assets (cash, certain time deposits, banker's acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 1% of their net withdrawable deposits, plus short term borrowings. At December 31, 1996, the Bank's short term liquidity position was $4.1 million or 2.84% of short term liquid assets, compared to $3.3 million of 2.31% at December 31, 1995.

  The Company's primary sources of funds are deposits, amortization and prepayment of loans, maturities of securities and other investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan payments are greatly influenced by general interest rates, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests in short-term interest-earnings assets, which provide liquidity to meet lending requirements. At December 31, 1996, $7.0 million, or 42.3%, of the Company's investment portfolio, excluding equity securities, was scheduled to mature in one year or less and $9.5 million, or 57.7%, was scheduled to mature in one to five years. Certificates of deposits scheduled to mature in less than one year, at December 31, 1996, totalled $37.0 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. The amount of eligible collateral for blanket lien pledges from the FHLB is $98.2 million as of December 31, 1996. For additional information about cash flows from the Company's operating, financing and investing activities, see Statement of Cash Flows included in the Consolidated Financial Statements.

  At December 31, 1996, the Company had outstanding loan commitments of $3.1 million. This amount does not include undisbursed overdraft loan privileges and the unfunded portion of loans in process.

  The main sources of liquidity for the Holding Company are net proceeds from the sale of stock and dividends and loan payments from the bank. The main cash outflows are payments of dividends to shareholders and any repurchases of the Holding Company's common stock. During 1996, the Holding Company repurchased 581,062 shares of its Common Stock, pursuant to repurchase programs which were approved by the OTS. The Holding Company's ability to pay dividends to shareholders depends substantially on dividends and loan payments received from the Bank. The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account. Unlike the bank, the Holding Company is not subject to OTS regulatory restrictions on the payment of dividends to its shareholders, however, it is subject to the requirements of Iowa law. Iowa law generally prohibits the Holding Company from paying a dividend if, after giving it effect, either of the following would result: (a) the Holding Company would not be able to pay its debts as they become due in the usual of business; or (b) the Holding Company's total assets would be less than the sum of its total liabilities, plus the amount that would be needed, if the Holding Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

  The primary investing activities of the Company are the origination and purchase of mortgage and other loans and the purchase of securities. During the years ended December 31, 1996, 1995 and 1994, the Company's disbursements for the loan originations and purchases totaled $52.0 million, $48.2 million and $34.6 million, respectively. These activities were funded primarily by Conversion proceeds, net deposit inflows, principal repayments on loans, securities and FHLB advances. Net cash flows used in investing activities amounted to $21.3 million, $23.3 million and $9.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. Net cash flows provided by financing activities amounted to $19.8 million, $19.8 million and $8.1 million for the years ended December 31, 1996, 1995 and 1994, respectively.

  The OTS regulations require savings associations, such as the Bank, to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. The bank satisfied these minimum capital standards at December 31, 1996 with tangible and leverage capital ratios of 21.8% and a total risk-based capital ratio of 40.7%. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. These capital requirements, which are applicable to the Bank only, do not consider additional capital held at the Holding Company level, and require certain adjustments to shareholder's equity to arrive at the various regulatory capital amounts.

  The table below presents the Bank's regulatory capital amounts as compared to the OTS regulatory capital requirements at December 31, 1996:

                                                              CAPITAL    EXCESS
                                                    AMOUNT  REQUIREMENTS CAPITAL
                                                    ------- ------------ -------
                                                           (IN THOUSANDS)
      Tangible capital............................. $43,861    $3,023    $40,838
      Core capital.................................  43,861     6,045     37,816
      Risk-based capital...........................  45,255     8,880     36,375

IMPACT OF INFLATION AND CHANGING PRICES

  The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARD

  In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which supersedes FASB Statements No. 76 "Extinguishments of Debt," and No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." This statement amends FASB Statement No. 115, "Accounting for Certain investments in Debt and Equity Securities," and amends and extends to all servicing assets and liabilities, the accounting standards for mortgage servicing rights now set forth in SFAS No. 65, and supersedes SFAS No. 122. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. After a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.

  SFAS No. 125 further requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values on the date of the transfer. SFAS No. 125 also requires that servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment or increased obligation based on their fair values. SFAS No. 125 requires that debtors reclassify financial assets pledged as collateral and that secured parties recognize those assets and their obligation to return them to certain circumstances in which the secured party has taken control of those assets. SFAS No. 125 requires that a liability be derecognized if and only if either
(i) the debtor pays the credit and is relieved of its obligation for the liability or (ii) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

  SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management of the Company does not expect the adoption of SFAS No. 125 to have a material effect on the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS

                         NORTH CENTRAL BANCSHARES, INC.
                                AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITOR'S REPORT................................................  50
FINANCIAL STATEMENTS
  Consolidated statements of financial condition............................  51
  Consolidated statements of income.........................................  52
  Consolidated statements of shareholders' equity...........................  53
  Consolidated statements of cash flows.....................................  54
  Notes to consolidated financial statements................................  55

                         INDEPENDENT AUDITOR'S REPORT
                          ON THE FINANCIAL STATEMENTS

To the Board of Directors
North Central Bancshares, Inc.
Fort Dodge, Iowa

  We have audited the accompanying consolidated statements of financial condition of North Central Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, equity, and cash flows for the three years then ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Central Bancshares, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the three years then ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.

                                          McGladrey J. Pullen, LLP

Des Moines, Iowa
January 30, 1997

                NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1996 AND 1995

                      ASSETS                             1996          1995
                      ------                         ------------  ------------
Cash:
  Interest-bearing.................................  $  2,973,490  $  2,362,244
  Noninterest-bearing..............................       963,325       709,398
Securities available for sale (Notes 2 and 8)......    23,103,614     7,799,445
Securities held to maturity (Notes 2 and 8)........     3,499,528    15,994,521
Loans receivable, net (Notes 3, 4, 8 and 14).......   165,831,040   147,871,666
Accrued interest receivable (Note 5)...............     1,327,733     1,415,111
Foreclosed real estate.............................       128,471       127,989
Premises and equipment, net (Note 6)...............     1,780,392     1,621,734
Title plant........................................       968,747       857,800
Income taxes receivable............................           --         31,766
Deferred taxes (Note 9)............................       198,000        67,626
Prepaid expenses and other assets..................     2,318,195     1,070,396
                                                     ------------  ------------
    Total assets...................................  $203,092,535  $179,929,696
                                                     ============  ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Liabilities
  Deposits (Note 7)................................  $129,722,044  $126,672,313
  Borrowed funds (Note 8)..........................    22,335,000    21,940,000
  Advances from borrowers for taxes and insurance
   (Note 4)........................................       845,488       781,545
  Dividend payable.................................       230,344       127,829
  Income taxes payable.............................       182,826           --
  Accrued expenses and other liabilities...........       542,026       507,681
                                                     ------------  ------------
    Total liabilities..............................   153,857,728   150,029,368
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES (Notes 13, 16 and 18)
  STOCKHOLDERS' EQUITY (Notes 11, 17 and 18)
   Common stock, $.01 par value, authorized
   15,500,000 shares; issued and outstanding 1996
   4,011,057 shares and 1995 3,700,000 shares......        40,111        37,000
  Preferred stock, $.01 par value, authorized
   3,000,000 shares; issued and outstanding 1996
   and 1995 none...................................           --            --
  Additional paid-in capital.......................    37,796,611    12,350,840
  Retained earnings, substantially restricted (Note
   9)..............................................    20,531,604    18,220,626
  Unearned shares, employee stock ownership plan
   (Note 10).......................................    (1,416,955)     (768,790)
  Unrealized gain on securities available for sale,
   net of income taxes.............................        73,097        60,652
  Less cost of treasury stock, 1996 581,602 shares,
   1995 none.......................................    (7,789,661)          --
                                                     ------------  ------------
    Total stockholders' equity.....................    49,234,807    29,900,328
                                                     ------------  ------------
    Total liabilities and equity...................  $203,092,535  $179,929,696
                                                     ============  ============

                See Notes to Consolidated Financial Statements.

                NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                 1996        1995       1994
                                              ----------- ---------- ----------
Interest income:
  Loans receivable:
    First mortgage loans..................... $11,173,567 $9,817,876 $8,682,361
    Consumer loans...........................   2,007,185  1,702,971  1,454,281
  Securities and cash deposits...............   1,909,267  1,627,516  1,455,632
                                              ----------- ---------- ----------
                                               15,090,019 13,148,363 11,592,274
                                              ----------- ---------- ----------
Interest expense:
  Deposits (Note 7)..........................   6,217,234  6,277,578  6,018,517
  Other borrowed funds.......................     711,418    801,448     29,531
                                              ----------- ---------- ----------
                                                6,928,652  7,079,026  6,048,048
                                              ----------- ---------- ----------
      Net interest income....................   8,161,367  6,069,337  5,544,226
Provision for loan losses (Note 3)...........     240,000    250,000    241,500
                                              ----------- ---------- ----------
      Net interest income after provision for
       loan losses...........................   7,921,367  5,819,337  5,302,726
                                              ----------- ---------- ----------
Noninterest income:
  Fees and service charges...................     579,999    444,916    429,654
  Abstract fees..............................     931,031    794,732    331,486
  Gain on sale of securities available for
   sale, net.................................      13,774    181,871        --
  Other income...............................     368,691    281,286    286,198
                                              ----------- ---------- ----------
      Total noninterest income...............   1,893,495  1,702,805  1,047,338
                                              ----------- ---------- ----------
Noninterest expense:
  Salaries and employee benefits (Note 10)...   2,003,701  1,681,290  1,281,678
  Premises and equipment.....................     420,633    381,771    325,432
  Data processing............................     243,762    235,626    248,029
  SAIF special assessment....................     817,275        --         --
  SAIF deposit insurance premiums............     278,563    286,593    306,421
  Other expenses (Note 12)...................   1,174,450  1,072,968    761,483
                                              ----------- ---------- ----------
      Total noninterest expense..............   4,938,384  3,658,248  2,923,043
                                              ----------- ---------- ----------
      Income before income taxes.............   4,876,478  3,863,894  3,427,021
Provision for income taxes (Note 9)..........   1,743,557  1,403,262  1,246,847
                                              ----------- ---------- ----------
      Net income............................. $ 3,132,921 $2,460,632  2,180,174
                                              =========== ========== ==========
Earnings per common share (subsequent to
 conversion for 1994)........................ $       .82 $      .63 $      .21
Dividends declared per common share (Note
 11)......................................... $       .28 $      .60 $      .12

                See Notes to Consolidated Financial Statements.

                NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        GAIN (LOSS)
                                                                             ON
                                                                         SECURITIES
                                                            EMPLOYEE     AVAILABLE
                                 ADDITIONAL                   STOCK      FOR SALE,                    TOTAL
                         COMMON    PAID-IN     RETAINED     OWNERSHIP      NET OF     TREASURY    STOCKHOLDERS'
                          STOCK    CAPITAL     EARNINGS       PLAN      INCOME TAXES    STOCK        EQUITY
                         ------- -----------  -----------  -----------  ------------ -----------  -------------
Balance, December 31,
 1993................... $   --  $       --   $14,761,518  $       --    $    (830)  $       --    $14,760,688
 Net income.............     --          --     2,180,174          --          --            --      2,180,174
 Issuance of common
  stock.................  37,000  12,988,061     (242,171)         --          --            --     12,782,890
 Expenses incurred
  relating to conversion
  to stock form.........     --     (644,252)         --           --          --            --       (644,252)
 Unearned ESOP shares...     --          --           --      (960,000)        --            --       (960,000)
 Dividends on common
  stock.................     --          --      (157,638)         --          --            --       (157,638)
 Effect of contribution
  to employee stock
  ownership plan........     --          192          --        74,000         --            --         74,192
 Net change in
  unrealized loss on
  securities available
  for sale, net.........     --          --           --           --     (223,025)          --       (223,025)
                         ------- -----------  -----------  -----------   ---------   -----------   -----------
Balance, December 31,
 1994...................  37,000  12,344,001   16,541,883     (886,000)   (223,855)          --     27,813,029
 Net income.............     --          --     2,460,632          --          --            --      2,460,632
 Dividends on common
  stock.................     --          --      (781,889)         --          --            --       (781,889)
 Effect of contribution
  to employee stock
  ownership plan........     --        6,839          --       117,210         --            --        124,049
 Reclassification of
  security to available
  for sale (Note 2).....     --          --           --           --       27,766           --         27,766
 Net change in
  unrealized loss on
  securities available
  for sale, net.........     --          --           --           --      256,741           --        256,741
                         ------- -----------  -----------  -----------   ---------   -----------   -----------
Balance, December 31,
 1995...................  37,000  12,350,840   18,220,626     (768,790)     60,652           --     29,900,328
 Net income.............     --          --     3,132,921          --          --            --      3,132,921
 Reorganization and
  conversion to stock
  form and proceeds from
  issuance of common
  stock in connection
  therewith.............   3,111  26,249,048          --           --          --            --     26,252,159
 Expenses incurred
  relating to conversion
  to stock form.........     --     (844,469)         --           --          --            --       (844,469)
 Purchase of treasury
  stock.................     --          --           --           --          --     (7,789,661)   (7,789,661)
 Unearned ESOP shares...     --          --           --      (840,000)        --            --       (840,000)
 Dividends on common
  stock.................     --          --      (821,943)         --          --            --       (821,943)
 Effect of contribution
  to employee stock
  ownership plan........     --       41,192          --       191,835         --            --        233,027
 Net change in
  unrealized loss on
  securities available
  for sale, net.........     --          --           --           --       12,445           --         12,445
                         ------- -----------  -----------  -----------   ---------   -----------   -----------
Balance, December 31,
 1996                    $40,111 $37,796,611  $20,531,604  $(1,416,955)  $  73,097   $(7,789,661)  $49,234,807
                         ======= ===========  ===========  ===========   =========   ===========   ===========

                See Notes to Consolidated Financial Statements.

                NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                          1996          1995          1994
                                      ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                           $  3,132,921  $  2,460,632  $  2,180,174
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Provision for loan losses...........      240,000       250,000       241,500
 Depreciation........................      202,911       170,445       140,090
 Amortization and accretion..........     (163,796)     (306,421)     (308,758)
 Deferred taxes......................     (143,069)       41,946        (9,722)
 Effect of contribution to employee
  stock ownership plan...............      185,027        28,049           192
 (Gain) on sale of foreclosed real
  estate and loans, net..............      (16,924)      (11,675)       (3,070)
 (Gain) on sale of securities
  available for sale.................      (13,774)     (181,871)          --
 (Gain) loss on disposal of
  equipment..........................       19,781           --           (157)
 Stock dividend on Federal Home Loan
  Bank stock.........................          --        (22,900)          --
 Change in assets and liabilities:
  (Increase) decrease in accrued
   interest receivable...............       87,378      (236,323)     (155,771)
  (Increase) decrease in income
   taxes receivable..................       31,766       (31,766)          --
  (Increase) in prepaid expenses and
   other assets......................   (1,449,942)     (587,546)     (174,043)
  Increase (decrease) in income
   taxes payable.....................      182,826       (57,646)        7,447
  Increase (decrease) in accrued
   expenses and other liabilities....       34,345        74,195        (4,966)
                                      ------------  ------------  ------------
   Net cash provided by operating
    activities.......................    2,329,450     1,589,119     1,912,916
                                      ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) in loans.............  (10,546,067)   (8,537,826)   (5,703,071)
 Purchase of loans...................   (7,499,489)  (14,503,589)   (2,054,250)
 Proceeds from sale of securities
  available for sale.................       53,891     1,165,856     5,977,541
 Purchase of securities available for
  sale...............................  (15,314,175)   (3,172,234)   (3,618,380)
 Proceeds from maturities of
  securities held to maturity........   12,500,000     8,000,000     8,000,000
 Purchase of securities held to
  maturity...........................          --     (4,992,057)  (11,991,494)
 Purchase of premises and equipment..     (381,450)     (424,827)     (213,735)
 Proceeds from sale of equipment.....          100           500           600
 Purchase of title plant.............     (110,947)     (699,270)          --
 Other...............................       16,442      (116,314)       17,903
                                      ------------  ------------  ------------
   Net cash (used in) investing
    activities.......................  (21,281,695)  (23,279,761)   (9,584,886)
                                      ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits. $  3,049,731  $  2,483,023  $ (6,955,500)
 Increase in advances from borrowers
  for taxes and insurance............       63,943         7,740        38,167
 Net change in short-term borrowings.   (7,965,000)   15,000,000     3,000,000
 Proceeds from other borrowed funds..    9,300,000     3,150,000           --
 Payments of other borrowings........     (892,000)          --            --
 Proceeds from conversion to stock
  form...............................   25,412,159           --     12,782,890
 Payments for expenses incurred
  relating to conversion to stock
  form...............................     (642,326)          --       (644,252)
 Deferred conversion costs...........          --       (202,143)          --
 Purchase of treasury stock..........   (7,789,661)          --            --
 Dividends paid......................     (719,428)     (654,060)     (157,638)
                                      ------------  ------------  ------------
   Net cash provided by financing
    activities.......................   19,817,418    19,784,560     8,063,667
                                      ------------  ------------  ------------
   Net increase (decrease) in cash...      865,173    (1,906,082)      391,697
CASH
 Beginning...........................    3,071,642     4,977,724     4,586,027
                                      ------------  ------------  ------------
 Ending.............................. $  3,936,815  $  3,071,642    $4,977,724
                                      ============  ============  ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW
 INFORMATION
 Cash payments for:
 Interest paid to depositors......... $  6,236,351  $  6,320,563  $  5,963,599
 Interest paid on borrowings.........      684,894       767,995        27,693
 Income taxes........................    1,656,411     1,450,728     1,248,629

                See Notes to Consolidated Financial Statements.

                NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

  Organization and nature of business and basis of presentation: North Central Bancshares, Inc. (the Company), an Iowa corporation, is a unitary savings and loan holding company that owns 100% of the outstanding stock of First Federal Savings Bank of Fort Dodge (the Bank) which is a federally chartered stock savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and three branch offices located in Fort Dodge, Nevada and Ames, Iowa.

  The Company was created as part of a reorganization and conversion effected by the Bank and North Central Bancshares, M.H.C. (the MHC) which became effective on March 20, 1996. See Note 17 for a more complete description of the reorganization and conversion.

  Prior to March 20, 1996, the MHC owned approximately 65% of the Bank with the remaining 35% owned by members of the general public (including directors and officers of the Bank). The MHC became effective on August 31, 1994 when First Federal Savings Bank of Fort Dodge (the mutual savings bank) converted to a federal mutual holding company and concurrently formed a new federally chartered stock savings bank subsidiary (the Bank). See Note 16 for a more complete description.

  The financial statements presented for the Company include, since March 20, 1996, the consolidated statements of the Company and the Bank and, for periods prior to the March 20, 1996 conversion, the consolidated statements of the MHC and the Bank as if the MHC owned 100% of the Bank, and for periods prior to the August 31, 1994 conversion, the consolidated statements of the mutual savings bank. These financial statements were prepared as if the pooling-of-interests method of accounting were applied to the conversions.

  Principles of consolidation: The consolidated financial statements, as described above, include the accounts of the Company and its wholly-owned subsidiary, the Bank and the Bank's wholly-owned subsidiaries, First Financial Service Corporation (which sells insurance and annuity products and originates equipment leases), First Iowa Title Services, Inc. (which provides real estate abstracting services), and Northridge Apartments Limited Partnership (which owns a multifamily apartment). All significant intercompany balances and transactions have been eliminated in consolidation.

  Accounting estimates and assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Securities held to maturity: Debt securities for which the Company has both the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Amortization of premiums and accretion of discounts is computed by the interest method over their contractual lives.

  Securities available for sale: Securities classified as available for sale are those debt and equity securities that the Bank intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bank's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

  Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of stockholders' equity, net of the related deferred tax effect. The amortization of premiums and accretion of discounts is computed by the interest method over their contractual lives.

                NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

  Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

  Loans receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, net deferred loan origination fees, and unearned discounts.

  Discounts on first mortgage loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

  The allowance for loan losses is increased by provisions charged to income and reduced by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

  Uncollectible interest on loans that are contractually past due is charged off or an allowance is established based on management's periodic evaluation, generally when loans become 90 days past due. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is no longer in doubt, in which case the loan is returned to accrual status.

  Loan origination fees and related costs: Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Bank's historical prepayment experience.

  Foreclosed real estate: Real estate properties acquired through loan foreclosure are initially recorded at the lower of cost or fair value less selling costs at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed.

  Valuations are periodically performed by management, and an allowance for losses is established by a charge to income if the carrying value of a property exceeds its market value less estimated selling costs.

  Premises and equipment: Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed primarily by straight-line and double declining-balance methods over the estimated useful lives of the assets.

  Title plant: Title plant is carried at cost and, in accordance with FASB Statement No. 61, is not depreciated. Costs incurred to maintain and update the title plant are expensed as incurred.

  Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their income tax bases. Income taxes are allocated to the Bank and its subsidiaries based on each entity's income tax liability as if it filed a separate return.

  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

  Earnings per share: The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position 93-6, shares owned by the ESOP that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. Earnings per share information for the years ended December 31, 1996, 1995 and 1994 is calculated by dividing net income (subsequent to the mutual to stock conversion for 1994) by the weighted average number of shares outstanding (3,818,273; 3,919,488 and 3,907,231 shares, respectively). Net income subsequent to the conversion was $809,586 for the period ended December 31, 1994. Earnings per share for 1995 and 1994 have been restated to account for the effect of the stock conversion ratio in the 1996 conversion.

  Stock-option plan: In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. However, the new standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to apply the intrinsic value based method of accounting for stock options issued to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

  Fair value of financial instruments: Financial Accounting Standards Board
(FASB) Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

  The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

    Cash: The fair value of cash approximates the carrying amount.

    Securities: Fair values for all securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

    Loans: For variable-rate loans that reprice frequently and that have experienced no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

    Deposits: Fair values disclosed for demand, NOW, passbook savings and money market savings deposits equal their carrying amounts, which represent the amount payable on demand. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits.

    Borrowed funds: The fair value of borrowed funds is estimated based on discounted cash flows using currently available borrowing rates.

                NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

    Accrued interest receivable and payable: The fair values of both accrued interest receivable and payable approximate their carrying amounts.

    Commitments to extend credit: The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and credit worthiness of the counterparties. At December 31, 1996 and 1995, the carrying amount and fair value of the commitments were not significant.

NOTE 2. SECURITIES

  Securities available for sale as of December 31, 1996 are as follows:

                                                GROSS      GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED
                                     COST       GAINS     (LOSSES)  FAIR VALUE
                                  ----------- ---------- ---------- -----------
Equity securities:
  Federal Home Loan Bank stock... $ 1,374,000  $    --    $    --   $ 1,374,000
  FHLMC preferred stock..........   3,011,510     1,800    (80,347)   2,932,963
  FNMA preferred stock...........   5,134,375   134,225        --     5,268,600
  Other..........................     475,250    35,429     (1,379)     509,300
Debt securities:
  U.S. Treasury notes............  12,990,431    45,933    (17,613)  13,018,751
                                  -----------  --------   --------  -----------
                                  $22,985,566  $217,387   $(99,339) $23,103,614
                                  ===========  ========   ========  ===========

  Securities available for sale as of December 31, 1995 are as follows:

                                                GROSS      GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED
                                     COST       GAINS     (LOSSES)  FAIR VALUE
                                  ----------- ---------- ---------- -----------
Equity securities:
  Federal Home Loan Bank stock... $ 1,160,100  $    --    $    --   $ 1,160,100
  FHLMC preferred stock..........   3,011,510    32,572    (31,069)   3,013,013
  Other..........................      40,116    19,497        --        59,613
Debt securities:
  U.S. Treasury notes............   3,494,810    71,909        --     3,566,719
                                  -----------  --------   --------  -----------
                                  $ 7,706,536  $123,978   $(31,069) $ 7,799,445
                                  ===========  ========   ========  ===========

  Securities held to maturity as of December 31, 1996 are as follows:

                                                GROSS      GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED
                                     COST       GAINS     (LOSSES)  FAIR VALUE
                                  ----------- ---------- ---------- -----------
Debt securities, U.S. Treasury
 notes........................... $ 3,499,528  $  7,034   $    --   $ 3,506,562
                                  ===========  ========   ========  ===========

  Securities held to maturity as of December 31, 1995 are as follows:

                                                GROSS      GROSS
                                   AMORTIZED  UNREALIZED UNREALIZED
                                     COST       GAINS     (LOSSES)  FAIR VALUE
                                  ----------- ---------- ---------- -----------
Debt securities, U.S. Treasury
 notes........................... $15,994,521  $158,792   $   (970) $16,152,343
                                  ===========  ========   ========  ===========

                NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

  The amortized cost and fair value of debt securities as of December 31, 1996 by contractual maturity are shown below:

                                    SECURITIES AVAILABLE    SECURITIES HELD TO
                                          FOR SALE               MATURITY
                                   ----------------------- ---------------------
                                    AMORTIZED              AMORTIZED
                                      COST     FAIR VALUE     COST    FAIR VALUE
                                   ----------- ----------- ---------- ----------
Due in one year or less........... $ 3,498,345 $ 3,493,595 $3,499,528 $3,506,562
Due in one year to five years.....   9,492,086   9,525,156        --         --
                                   ----------- ----------- ---------- ----------
                                   $12,990,431 $13,018,751 $3,499,528 $3,506,562
                                   =========== =========== ========== ==========

  Gross gains of $13,774, $181,871 and none were realized on the sale of available for sale securities in 1996, 1995 and 1994, respectively.

  At December 31, 1996, the Bank has pledged $8,000,000 of U.S. Treasury notes as collateral for certain deposits and on Federal Home Loan Bank advances.

NOTE 3. LOANS RECEIVABLE

  Loans receivable at December 31, 1996 and 1995 are summarized as follows:

                                                      1996           1995
                                                  -------------  ------------
First mortgage loans (principally conventional)
 Principal balances:
  Secured by one-to-four family residences....... $ 106,372,691  $ 93,105,400
  Secured by:
    Multi-family properties......................    34,488,126    31,621,572
    Commercial properties........................     5,224,709     5,825,338
  Construction loans                                    796,000     1,771,000
                                                  -------------  ------------
      Total first mortgage loans.................   146,881,526   132,323,310
                                                  -------------  ------------
Consumer loans:
  Principal balances:
    Automobile...................................     4,154,972     2,966,631
    Second mortgage..............................    15,301,062    13,283,612
    Other........................................     2,582,812     2,735,406
                                                  -------------  ------------
      Total consumer loans.......................    22,038,846    18,985,649
                                                  -------------  ------------
      Total loans................................   168,920,372   151,308,959
  Less:
    Undisbursed portion of construction loans....      (370,881)     (782,312)
    Unearned discounts...........................      (524,679)     (681,779)
    Net deferred loan origination fees...........      (240,885)     (237,603)
    Allowance for loan losses....................    (1,952,887)   (1,735,599)
                                                  -------------  ------------
                                                  $ 165,831,040  $147,871,666
                                                  =============  ============

  Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                1996        1995        1994
                                             ----------  ----------  ----------
Balance, beginning.......................... $1,735,599  $1,542,609  $1,305,787
  Provision charged to income...............    240,000     250,000     241,500
  Loans charged off.........................    (24,297)    (57,956)     (6,170)
  Recoveries................................      1,585         946       1,492
                                             ----------  ----------  ----------
Balance, ending............................. $1,952,887  $1,735,599  $1,542,609
                                             ==========  ==========  ==========

                NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

  Nonaccrual loans totaled approximately $184,000 and $181,000 at December 31, 1996 and 1995, respectively. The amount of interest related to nonaccrual loans for 1996, 1995 and 1994 is insignificant.

  The Bank has had, and may be expected to have in the future, banking transactions in the ordinary course of business with directors, executive officers and their immediate families (commonly referred to as related parties), all of which have been, in the opinion of management, on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others.

  Activity in loans receivable from certain executive officers and directors of the Bank consists of the following:

      Balance, December 31, 1993.................................... $  863,527
        Additions...................................................    189,602
        Payments....................................................   (146,256)
                                                                     ----------
      Balance, December 31, 1994....................................    906,873
        Additions...................................................    232,800
        Payments....................................................    (56,382)
                                                                     ----------
      Balance, December 31, 1995....................................  1,083,291
        Additions...................................................    293,450
        Payments....................................................   (173,128)
                                                                     ----------
      Balance, December 31, 1996.................................... $1,203,613
                                                                     ==========

NOTE 4. LOAN SERVICING

  Mortgage loans serviced for FHLMC and other banks are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at December 31, 1996 and 1995 were $2,498,998 and $2,555,276, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $54,000 and $58,000, at December 31, 1996 and 1995, respectively.

NOTE 5. ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable at December 31 is summarized as follows:

                                                             1996       1995
                                                          ---------- ----------
      Securities......................................... $  225,423 $  403,067
      Loans receivable...................................  1,114,498  1,018,789
                                                          ---------- ----------
                                                           1,339,921  1,421,856
      Less allowance for uncollectible interest..........     12,188      6,745
                                                          ---------- ----------
                                                          $1,327,733 $1,415,111
                                                          ========== ==========

NOTE 6. PREMISES AND EQUIPMENT

  Premises and equipment consisted of the following at December 31:

                                                             1996       1995
                                                          ---------- ----------
      Land............................................... $  368,739 $  255,744
      Buildings and improvements.........................  2,331,709  2,219,781
      Leasehold improvements.............................     10,557     10,557
      Furniture, fixtures and equipment..................  1,044,801    983,052
      Vehicles...........................................     44,870     39,857
                                                          ---------- ----------
                                                           3,800,676  3,508,991
      Less accumulated depreciation......................  2,020,284  1,887,257
                                                          ---------- ----------
                                                          $1,780,392 $1,621,734
                                                          ========== ==========

                           NORTH CENTRAL BANCSHARES

NOTE 7. DEPOSITS

  Deposits at December 31 are as follows:

                          WEIGHTED                         WEIGHTED
                          AVERAGE                          AVERAGE
                          RATE AT           1996           RATE AT           1995
                          DECEMBER ----------------------- DECEMBER -----------------------
    NATURE OF DEPOSIT     31, 1996    AMOUNT    PERCENTAGE 31, 1995    AMOUNT    PERCENTAGE
    -----------------     -------- ------------ ---------- -------- ------------ ----------
Demand and NOW accounts:
 Noninterest bearing....      --%  $  2,274,967     1.8%       -- % $  2,267,770     1.8%
 Interest-bearing.......    2.00     11,823,752     9.1      2.25     11,436,755     9.0
Passbook savings........    2.25     17,755,812    13.7      2.75     18,859,673    14.9
Money market savings....    4.33      7,280,741     5.6      4.81      5,626,891     4.5
                                   ------------   -----             ------------   -----
                                     39,135,272    30.2               38,191,089    30.2
Certificates of deposit:
 Less than 4.0%.........    3.39        139,862     0.1      3.79      1,028,134     0.8
 4.0%-4.9%..............    4.59      8,817,252     6.8      4.33      9,661,397     7.6
 5.0%-5.9%..............    5.54     36,664,197    28.3      5.45     25,510,639    20.1
 6.0%-6.9%..............    6.30     33,044,967    25.4      6.44     33,968,592    26.8
 7.0%-7.9%..............    7.09     11,867,441     9.2      7.24     17,242,567    13.6
 8.0%-8.9%..............    8.08         53,053     --       8.00      1,020,532     0.8
 More than 9.0%.........                    --      --       9.13         49,363     0.1
                                   ------------   -----             ------------   -----
                                     90,586,772    69.8               88,481,224    69.8
                                   ------------   -----             ------------   -----
                           4.87%   $129,722,044   100.0%     5.03%  $126,672,313   100.0%
                                   ============   =====             ============   =====

  At December 31, 1996, scheduled maturities of certificates of deposit are as follows:

                          ONE YEAR     ONE TO      TWO TO     THREE TO    FOUR TO
                           OR LESS    TWO YEARS  THREE YEARS FOUR YEARS  FIVE YEARS THEREAFTER
                         ----------- ----------- ----------- ----------- ---------- ----------
Less than 3.9%.......... $   139,862 $       --  $       --  $       --  $      --   $   --
4.0-4.9%................   7,966,398     666,530     155,215      29,109        --       --
5.0-5.9%................  12,658,158  15,665,335   4,464,776   1,513,378  2,362,550      --
6.0-6.9%................  11,098,310   2,266,551   6,853,679   7,291,615  5,488,160   46,652
7.0-7.9%................   5,057,709     499,206   1,253,343   5,057,183        --       --
More than 8.0%..........      51,103         --        1,950         --         --       --
                         ----------- ----------- ----------- ----------- ----------  -------
                         $36,971,540 $19,097,622 $12,728,963 $13,891,285 $7,850,710  $46,652
                         =========== =========== =========== =========== ==========  =======

  Interest expense on deposits consists of the following:

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1996       1995       1994
                                               ---------- ---------- ----------
      NOW accounts............................ $  223,567 $  229,368 $  197,150
      Passbook savings........................    431,724    571,191    763,988
      Money market savings....................    306,005    196,409     63,216
      Certificates of deposit.................  5,255,938  5,280,610  4,994,163
                                               ---------- ---------- ----------
                                               $6,217,234 $6,277,578 $6,018,517
                                               ========== ========== ==========

  The aggregate amount of certificates of deposit of $100,000 or more was $2,432,000 and $2,739,000 as of December 31, 1996 and 1995, respectively.

                            NORTH CENTRAL BANCSHARES

NOTE 8. BORROWED FUNDS

  Borrowed funds at December 31, 1996 are summarized as follows:

      Term borrowings from Federal Home Loan Bank of Des Moines
       (FHLB)..................................................... $19,300,000
      Advance from FHLB open line of credit.......................   3,000,000
      Note payable................................................      35,000
                                                                   -----------
                                                                   $22,335,000
                                                                   ===========

  The term borrowings consist of the following:

                                                            WEIGHTED
                                                            AVERAGE
                                                            INTEREST
      MATURITY                                                RATE     AMOUNT
      --------                                              -------- -----------
      1997................................................    5.63%  $12,000,000
      2000................................................    5.84     3,000,000
      2001................................................    6.02     4,300,000
                                                              ----   -----------
                                                              5.75%  $19,300,000
                                                              ====   ===========

  The advance from FHLB open line of credit at December 31, 1996 matures on February 28, 1997 and carries an adjustable rate of interest (6.35% at December 31, 1996). The advances and borrowings are collateralized by the Federal Home Loan Bank stock, sufficient real estate loans to at least equal 150% of the total advances and borrowings outstanding and certain investment securities.

  The note payable at December 31, 1996 matures on May 1, 1997 and carries an interest rate of 9.0%.

NOTE 9. INCOME TAXES AND RETAINED EARNINGS

  Under the Internal Revenue Code and similar sections of Iowa law, the Bank is allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. Through 1995, the provisions of the Code permitted the Bank to deduct from taxable income an allowance for bad debts based on 8% of taxable income before such deduction or actual loss experience. The Bank used the percentage of taxable income method to compute its deductions in 1995 and 1994. Legislation passed in 1996 eliminates the percentage of taxable income method as an option for computing bad debt deductions for 1996 and in all future years. The Bank will still be permitted to take deductions for bad debts, but will be required to compute such deductions using an experience method.

  The Bank will also have to recapture its tax bad debt reserves which have accumulated since 1987 amounting to approximately $1,400,000. The tax associated with the recaptured reserves is approximately $522,000 and will be paid over a six year period beginning in 1997, unless the Bank qualifies for an additional delay to 1998, based on certain residential lending requirements. Deferred income taxes have been established for the taxes associated with the recaptured reserves.

  Deferred taxes have been provided for certain increases in tax bad debt reserves subsequent to December 31, 1987 which are in excess of the loan loss allowances recorded in the financial statements at December 31, 1996. However, at December 31, 1996, retained earnings contain certain historical additions to bad debt reserves

                           NORTH CENTRAL BANCSHARES
for income tax purposes of approximately $1,636,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $622,000. In the future, if the Bank does not meet the income tax requirements necessary to permit the deduction of an allowance for bad debts, the Bank's effective tax rate would be increased to the maximum percent under existing law.

  Income tax expense is summarized as follows:

                                                  YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1996        1995       1994
                                              ----------  ---------- ----------
      Current................................ $1,886,626  $1,361,316 $1,256,569
      Deferred...............................   (143,069)     41,946     (9,722)
                                              ----------  ---------- ----------
                                              $1,743,557  $1,403,262 $1,246,847
                                              ==========  ========== ==========

  Deferred tax assets and liabilities consist of the following components as of December 31, 1996 and 1995:

                                                                1996     1995
                                                              -------- --------
Deferred tax assets:
  Unearned shares, employee stock ownership plan............. $ 20,000 $    --
  Allowance for loan losses..................................  197,000  106,000
  Deferred directors fees and compensation...................   68,000   19,000
  Other......................................................   15,000   21,626
                                                              -------- --------
    Total gross deferred tax assets..........................  300,000  146,626
                                                              -------- --------
Deferred tax liabilities:
  Federal Home Loan Bank stock dividend......................    9,000    9,000
  Unrealized gain on securities available for sale...........   45,000   32,000
  Premises and equipment.....................................   15,000   14,000
  Unearned shares, employee stock ownership plan.............      --     8,000
  Title plant................................................   33,000   16,000
                                                              -------- --------
    Total gross deferred tax liabilities.....................  102,000   79,000
                                                              -------- --------
    Net deferred tax asset................................... $198,000 $ 67,626
                                                              ======== ========

  Total income tax expense differed from the amounts computed by applying the
U. S. federal income tax rates of 34 percent to income before income taxes as a result of the following:

                                            YEARS ENDED DECEMBER 31,
                         -----------------------------------------------------------------
                                 1996                  1995                  1995
                         --------------------- --------------------- ---------------------
                                      PERCENT               PERCENT               PERCENT
                                     OF PRETAX             OF PRETAX             OF PRETAX
                           AMOUNT     INCOME     AMOUNT     INCOME     AMOUNT     INCOME
                         ----------  --------- ----------  --------- ----------  ---------
Income before income
 taxes.................. $1,658,003    34.0%   $1,313,724    34.0%   $1,165,180    34.0%
Nontaxable dividends....   (107,983)   (2.2)      (56,134)   (1.4)      (45,025)   (1.3)
State income taxes, net
 of federal income tax
 benefit................    125,286     2.6       120,847     3.1       111,770     3.3
Other...................     68,251     1.4        24,825     0.6        14,922     0.4
                         ----------    ----    ----------    ----    ----------    ----
                         $1,743,557    35.8%   $1,403,262    36.3%   $1,246,847    36.4%
                         ==========    ====    ==========    ====    ==========    ====

                            NORTH CENTRAL BANCSHARES

NOTE 10. EMPLOYEE BENEFIT PLANS

  Retirement plans: The Bank participates in a multi-employer defined benefit pension plan covering substantially all employees. This is a multi-employer plan and information as to actuarial valuations and net assets available for benefits by participating institutions is not available. There was no pension expense for the years ended December 31, 1996, 1995 and 1994.

  The Bank has a defined contribution plan covering substantially all employees. Contributions to the plan were approximately $19,000, $29,000 and $28,000 for the years ended December 31, 1996, 1995 and 1994, respectively. As of July 31, 1996, the Bank no longer contributed to this plan.

  Employee Stock Ownership Plan (ESOP): In conjunction with the Bank's conversion to stock ownership, the Bank established an ESOP for eligible employees. All employees of the Bank as of January 1, 1994, were eligible to participate immediately and employees of the Bank hired after January 1, 1994 are eligible to participate after they attain age 21 and complete one year of service during which they work at least 1,000 hours. The ESOP borrowed funds in the amount of $960,000 to purchase 104,077 shares of common stock issued in the conversion in 1994 and $840,000 to purchase 84,000 shares of common stock issued in the conversion in 1996. These funds are borrowed from the Company.

  The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends on unallocated ESOP shares are used to pay debt service. Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan are allocated among ESOP participants on the basis of compensation in the year of allocation. Benefits generally become 100% vested after five years of credited service. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable in the form of stock or cash upon termination of employment. If the Bank's stock is not traded on an established market at the time of an ESOP participant's termination, the terminated ESOP participant has the right to require the Bank to purchase the stock at its current fair market value. Bank management believes that there is an established market for the Bank's stock and therefore the Bank believes there is no potential repurchase obligation at December 31, 1996 and 1995.

  As shares are released, the Bank reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $233,027, $124,049 and $74,192 for the years ended December 31, 1996, 1995 and 1994.

  Shares of the Bank's common stock held by the ESOP at December 31, 1996 and 1995 are as follows:

                                                                1996      1995
                                                             ---------- --------
      Allocated shares...................................... $   40,860 $ 20,730
      Unreleased (unearned) shares..........................    147,217   83,347
                                                             ---------- --------
                                                             $  188,077 $104,077
                                                             ========== ========
      Fair market value of unreleased (unearned) shares..... $1,996,631 $879,304
                                                             ========== ========

  Stock option plans: In 1996, the stockholders of the Company ratified the 1996 Incentive Option Plan (the Plan). The Plan provides for the grant of options at an exercise price equal to the fair market value on the date of grant. The Plan is intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employment of the Company or its subsidiaries. Awards granted under the Plan may include incentive stock options, nonqualified stock options and limited rights which are exercisable only upon a change in control of the Bank or the Company. All awards to date are nonqualified stock options.

                           NORTH CENTRAL BANCSHARES

  The Plan authorizes the granting of stock options for a total of 401,105 shares of common stock or 10% of the shares issued in the 1996 conversion. All options were granted at an exercise price of $12.375 per share, which was the market price of the common stock on the grant date.

  Options granted to officers and directors become exercisable in five equal annual installments commencing September 21, 1997 and continuing on each anniversary date thereafter. The options expire 10 years from the date of grant unless an earlier expiration date is triggered by death, disability, retirement or termination, as described in the Plan.

  The table below reflects option activity for the period indicated:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                      1996
                                                                  ------------
      Balance at beginning of period                                    --
      Granted....................................................   240,000
                                                                    -------
      Exercised..................................................   240,000
                                                                    =======
      Weighted average fair value per option of options granted
       during the year                                                 4.54
                                                                    =======
      Options exercisable........................................       --
                                                                    =======
      Remaining shares available for grant                          161,105
                                                                    =======

  Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate 1996 reported net income and earnings per common share would have been decreased to the pro forma amounts shown below. The 1995 and 1994 amounts for net income and earnings per common share would not have been affected since the Plan was adopted in 1996.

                                                                        1996
                                                                     ----------
      Net income:
        As reported................................................. $3,132,921
        Pro forma...................................................  3,098,600
      Earnings per common share:
        As reported................................................. $      .82
        Pro forma...................................................        .81

  The fair value of the grants is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend rate of 1.84%, price volatility of 25%, risk-free interest rates of 6.62% to 7.40%, and expected lives of 8 years.

  Employment agreements: The Company and the Bank have entered into employment agreements with a key officer. Under the terms of the agreements, the officer is entitled to additional compensation in the event of certain conditions of involuntary termination. The agreements extend for up to 36 months.

  The Bank has entered into certain employment retention agreements with key officers. Under the terms of the agreements, the employees are entitled to additional compensation in the event of a change of control of the Bank or the Company and the employees are involuntarily terminated within the remaining unexpired employment period, up to 24 months. A change in control is generally triggered by the acquisition or control of 20% or more of the common stock.

                           NORTH CENTRAL BANCSHARES

NOTE 11. STOCKHOLDERS' EQUITY

  Regulatory capital requirements: The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possible additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier I capital (as defined) to average assets (as defined) and tangible capital to adjusted assets. Management believes, as of December 31, 1996, the Bank meets all capital adequacy requirements to which it is subject.

  The Bank's actual capital amounts and ratios are also presented in the table.

                                                                    TO BE WELL
                                                                    CAPITALIZED
                                                                   UNDER PROMPT
                                                     FOR CAPITAL    CORRECTIVE
                                                       ADEQUACY       ACTION
                                         ACTUAL        PURPOSES     PROVISIONS
                                      -------------  ------------- --------------
                                      AMOUNT  RATIO  AMOUNT  RATIO AMOUNT   RATIO
                                      ------- -----  ------  ----- -------  -----
                                      (000'S)        (000'S)       (000'S)
As of December 31, 1996:
Total Capital (to risk weighted
 assets)............................. $45,255 40.7%  $8,880   8.0% $11,100  10.0%
Tier 1 Capital (to risk weighted
 assets).............................  43,861 39.5    4,440   4.0    6,660   6.0
Tier I (Core) Capital (to adjusted
 assets).............................  43,861 21.8    6,045   3.0   10,076   5.0
Tangible Capital (to adjusted
 assets).............................  43,861 21.8    3,023   1.5      --    --
As of December 31, 1995:
Total Capital (to risk weighted
 assets).............................  29,752 31.6    7,525   8.0    9,407  10.0
Tier 1 Capital (to risk weighted
 assets).............................  28,570 30.3    3,763   4.0    5,644   6.0
Tier I (Core) Capital (to adjusted
 assets).............................  28,570 15.9    5,391   3.0    8,985   5.0
Tangible Capital (to adjusted
 assets).............................  28,570 15.9    2,695   1.5      --    --

  Limitations on Dividends and Other Capital Distributions. OTS regulations impose limitations on dividends and other capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to stockholders of another institution in a cash out merger, and other distributions charged against capital. The rule establishes three tiers of institutions. An institution such as the Bank that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period, subject to certain limitations and restrictions as described in the regulations. Any additional capital distributions would require prior regulatory approval. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution may not make any capital distributions without the prior approval of the OTS. At December 31, 1996 the Bank was considered a Tier 1 Association.

                           NORTH CENTRAL BANCSHARES

  The MHC, which owned 2,421,711 shares of common stock prior to the 1996 conversion, requested and received permission from the OTS to waive the receipt of dividends from the Bank for several quarterly periods. This waiver had the effect of reducing the actual amount of dividends paid in cash. The total amount of dividends waived totaled approximately $1,897,000. As a result of the 1996 reorganization and conversion, the waived dividends were added to the liquidation account (see Note 17).

NOTE 12. OTHER NONINTEREST EXPENSE

  Other noninterest expense amounts are summarized as follows for the years ended December 31:

                                                    1996       1995      1994
                                                 ---------- ---------- --------
      Advertising and promotion................. $   92,245 $  108,146 $ 84,805
      Professional fees.........................    202,677    137,189   73,367
      Printing, postage, stationery, and
      supplies..................................    182,134    171,631  129,037
      Checking account charges..................    151,724    138,024  125,964
      Insurance.................................     72,236     64,886   53,337
      OTS general assessment....................     54,825     48,063   44,435
      Other.....................................    418,609    405,029  250,538
                                                 ---------- ---------- --------
                                                 $1,174,450 $1,072,968 $761,483
                                                 ========== ========== ========

NOTE 13. FINANCIAL INSTRUMENTS WITH OFF-STATEMENT OF FINANCIAL CONDITION RISK

  The Bank is a party to financial instruments with off-statement of financial condition risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

  The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-statement of financial condition instruments.

  The Bank does require collateral or other security to support financial instruments with credit risk.

  A summary of the contract amount of the Bank's exposure to off-statement of financial condition risk for commitments to extend credit are as follows:

                                                          CONTRACT OR NOTIONAL
                                                                 AMOUNT
                                                          ---------------------
                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
Mortgage loans........................................... $3,090,000 $2,664,000
Undisbursed overdraft loan privileges....................    239,000    226,000

  At December 31, 1996, the mortgage loan commitments above are comprised of fixed-rate commitments of $1,053,000 carrying a weighted average rate of 7.60% and variable-rate commitments of $2,037,000 carrying a weighted average interest rate of 8.75%.

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being

                            NORTH CENTRAL BANCSHARES
drawn upon, the total commitment amounts above do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but normally includes real estate and personal property.
NOTE 14. LENDING ACTIVITIES AND CONCENTRATIONS OF CREDIT RISK


  Most of the Bank's lending activity is with customers located within the state of Iowa. The Bank generally originates single and multi-family residential loans within its primary lending area of Webster and Story counties. The Bank's underwriting policies require such loans to be 80% loan to value based upon appraised values unless private mortgage insurance is obtained. Approximately 31% of the Bank's first mortgage loan portfolio at December 31, 1996 consists of loans purchased or originated outside the Bank's primary lending area. These loans are secured by the underlying properties. The properties securing these loans are physically inspected and the loans are subject to the same underwriting guidelines as loans originated locally. The Bank is also active in originating secured consumer loans to its customers, primarily automobile and second mortgage loans. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code filings on the purchased asset.

NOTE 15. FAIR VALUES OF FINANCIAL INSTRUMENTS

  The carrying amount and fair value of the Company's financial instruments as of December 31, 1996 and 1995 are as follows:

                                      1996                      1995
                            ------------------------- -------------------------
                              CARRYING                  CARRYING
                               AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                            ------------ ------------ ------------ ------------
                                           (NEAREST                  (NEAREST
                                             000)                      000)
Financial assets:
  Cash..................... $  3,936,815 $  3,937,000 $  3,071,642 $  3,072,000
  Securities...............   26,603,142   26,610,000   23,793,966   23,952,000
  Loans, net...............  165,831,040  168,389,000  147,871,666  150,079,000
  Accrued interest
   receivable..............    1,327,733    1,328,000    1,415,111    1,415,000
Financial liabilities:
  Deposits.................  129,722,044  131,321,000  126,672,313  128,253,000
  Accrued interest payable.       85,815       86,000       68,053       68,000
  Borrowed funds...........   22,335,000   22,139,000   21,940,000   21,940,000

NOTE 16. 1994 REORGANIZATION AND CONVERSION TO STOCK OWNERSHIP

  On January 27, 1994 the Board of Directors of First Federal Savings Bank of Fort Dodge (a mutual savings bank) adopted a plan of reorganization whereby the Bank would reorganize from a federally chartered mutual savings bank into a federal mutual holding company and concurrently form a new federally chartered stock savings bank subsidiary. Pursuant to the reorganization, the Bank (a stock savings bank) was formed as a new federal stock savings bank subsidiary of the mutual savings bank. The mutual savings bank transferred substantially all of its assets and liabilities to the stock savings bank in exchange for 2,421,711 shares of newly issued common stock of the stock savings bank. The mutual savings bank then converted its mutual savings bank charter to a federal mutual holding company charter under the name of North Central Bancshares, Inc. (the mutual holding company).

  The reorganization was effective August 31, 1994 at which time 2,421,711 shares of stock were issued to the mutual holding company representing approximately 65.5% of the common stock of the Bank and the remaining 35 percent, or 1,278,289 shares were sold in a public offering to persons other than the holding company at a price of $10 per share.

                            NORTH CENTRAL BANCSHARES

  The reorganization and stock offering was completed on August 31, 1994 and the Bank received proceeds of $12,038,638, net of costs of $644,252 and net of $100,000 retained by the mutual holding company.

  Persons who had membership or liquidation rights with respect to the mutual savings bank as of the date of reorganization shall, as long as they remain depositors of the Bank, continue to have such rights solely with respect to the mutual holding company after the reorganization (see Note 17).

NOTE 17. THE 1996 REORGANIZATION AND CONVERSION

  On September 29, 1995, the Boards of Directors of the Bank and the Mutual Holding Company (MHC) adopted a Plan of Conversion and Agreement and Plan of Reorganization (the Plan). The reorganization became effective March 20, 1996. Pursuant to the Plan, (1) the MHC, which owned approximately 65.5% of the Bank, converted to an interim federal stock savings association and simultaneously merged into the Bank, with the Bank being the surviving entity; (2) the Bank then merged into an interim institution (Interim) formed as a wholly-owned subsidiary of the Company, a newly formed Iowa corporation formed in connection with the reorganization, with the Bank being the surviving entity; and, (3) the outstanding shares of the Bank's common stock (other than those held by the MHC, which were canceled) were converted into shares of common stock of the Company pursuant to a ratio that resulted in the holders of such shares owning in the aggregate approximately the same percentage of the Company as they owned of the Bank. The MHC then offered for sale pursuant to the Plan additional shares equal to 65.5% of the common shares of the Company.

  The reorganization was effective on March 20, 1996, at which time the Company issued an aggregate of 4,011,057 shares of its common stock, 1,385,590 shares of which were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were canceled, and 2,625,467 shares of which were sold in Subscription and Community Offerings at a price of $10.00 per share, with gross proceeds amounting to $26,252,159.

  The Plan provided that when the conversion was completed, that a "Liquidation Account" would be established in an amount equal to the amount of any dividends waived by the MHC plus 65.5% of the Bank's total stockholders' equity as reflected in its latest statement of financial condition in the final prospectus utilized in the conversion. The Liquidation Account is established to provide a limited priority claim to the assets of the Bank to qualifying depositors as of specified dates (Eligible Account Holders and Supplemental Eligible Account Holders) who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such an event, Eligible Account Holders and Supplemental Eligible Account Holders would receive from the Liquidation Account a liquidation distribution based on their proportionate share of the then total remaining qualifying deposits.

                           NORTH CENTRAL BANCSHARES

NOTE 18. NORTH CENTRAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                       STATEMENT OF FINANCIAL CONDITION
                               DECEMBER 31, 1996

ASSETS
Cash.............................................................. $   204,843
Securities available for sale.....................................     509,300
Loan receivables, net.............................................   3,821,000
Investment in First Federal Savings Bank of Fort Dodge............  44,951,564
Prepaid expenses and other assets.................................      26,276
                                                                   -----------
    Total assets.................................................. $49,512,983
                                                                   ===========
LIABILITIES AND EQUITY
LIABILITIES
  Dividend payable................................................ $   230,344
  Income taxes payable............................................       8,522
  Accrued expenses and other liabilities..........................      32,996
  Deferred taxes..................................................       6,392
                                                                   -----------
    Total liabilities.............................................     278,254
                                                                   -----------
EQUITY
  Common stock....................................................      40,111
  Additional paid-in capital......................................  37,796,611
  Retained earnings...............................................  20,531,526
  Unearned shares, employee stock ownership plan..................  (1,416,955)
  Unrealized gain on securities available for sale, net of income
   taxes..........................................................      73,097
  Treasury stock at cost..........................................  (7,789,661)
                                                                   -----------
    Total equity..................................................  49,234,729
                                                                   -----------
    Total liabilities and equity.................................. $49,512,983
                                                                   ===========

                            NORTH CENTRAL BANCSHARES

                              STATEMENT OF INCOME
      PERIOD FROM MARCH 20, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996

Operating income:
  Equity in net income of subsidiary................................ $2,523,316
  Interest income...................................................    418,948
                                                                     ----------
                                                                      2,942,264
                                                                     ----------
Operating expenses:
  Salaries and employee benefits....................................     21,440
  Other.............................................................    272,933
                                                                     ----------
                                                                        294,373
                                                                     ----------
    Income before income taxes......................................  2,647,891
Provision for income taxes..........................................     65,400
                                                                     ----------
    Net income...................................................... $2,582,491
                                                                     ==========

                            NORTH CENTRAL BANCSHARES

                              STATEMENT OF EQUITY
      PERIOD FROM MARCH 20, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996

                                                                                 GAIN ON
                                                                               SECURITIES
                                                                  EMPLOYEE    AVAILABLE FOR                  TOTAL
                          COMMON    ADDITIONAL     RETAINED        STOCK      SALE, NET OF   TREASURY    STOCKHOLDERS'
                           STOCK  PAID-IN CAPITAL  EARNINGS    OWNERSHIP PLAN INCOME TAXES     STOCK        EQUITY
                          ------- --------------- -----------  -------------- ------------- -----------  -------------
Balance, March 20, 1996.  $   --    $       --    $       --    $       --       $   --     $       --    $       --
 Net income.............      --            --      2,582,491           --           --             --      2,582,491
 Issuance of common
  stock in the
  conversion............   40,111    26,211,948           --            --           --             --     26,252,059
 Expenses incurred
  relating to conversion
  to stock loan.........      --       (844,469)          --            --           --             --       (844,469)
 Transfer of equity from
  First Federal Savings
  Bank..................      --     12,387,940    18,659,843      (768,790)      46,029            --     30,325,022
 Purchase of treasury
  stock.................      --            --            --            --           --      (7,789,661)   (7,789,661)
 Unearned ESOP shares...      --            --            --       (840,000)         --             --       (840,000)
 Dividends on common
  stock.................      --            --       (710,808)          --           --             --       (710,808)
 Extract of contribution
  to employee stock
  ownership plan........      --         41,192           --        191,835          --             --        233,027
 Net change in
  unrealized gain on
  securities available
  for sale, net.........      --            --            --            --        27,068            --         27,068
                          -------   -----------   -----------   -----------      -------    -----------   -----------
Balance, December 31,
 1996...................  $40,111   $37,796,611   $20,531,526   $(1,416,955)     $73,097    $(7,789,661)  $49,234,729
                          =======   ===========   ===========   ===========      =======    ===========   ===========

                            NORTH CENTRAL BANCSHARES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

                            STATEMENT OF CASH FLOWS
      PERIOD FROM MARCH 20, 1996 (DATE OF INCEPTION) TO DECEMBER 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income...................................................... $  2,582,491
 Adjustments to reconcile net income to net cash provided by operating activities:
  Equity in undistributed net income of subsidiary...............   (2,523,316)
  Change in deferred income taxes................................       (7,228)
  Change in assets and liabilities:
   (Increase) in prepaid expenses and other assets...............      (26,276)
   Increase in income taxes payable..............................        8,522
   Increase in accrued expenses and other liabilities............       32,996
                                                                  ------------
    Net cash provided by operating activities....................       67,189
                                                                  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in loans...........................................   (3,821,000)
 Purchase of securities available for sale.......................     (475,250)
 One half of stock proceeds paid to First Federal Savings Bank...  (12,703,561)
                                                                  ------------
    Net cash (used in) investing activities......................  (16,999,811)
                                                                  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock..........................   26,252,059
 Payments for expenses incurred relating to conversion to stock
  form...........................................................     (844,469)
 Purchase of treasury stock......................................   (7,789,661)
 Dividends paid..................................................     (480,464)
                                                                  ------------
    Net cash provided by financing activities....................   17,137,465
                                                                  ------------
    Net increase in cash.........................................      204,843
CASH
 Beginning.......................................................          --
                                                                  ------------
 Ending.......................................................... $    204,843
                                                                  ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
 Cash payment for income taxes................................... $     56,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  Information regarding Directors and Executive Officers of the Registrant is included under the headings "Information with respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 1997, which has been filed with the SEC and is incorporated herein by reference. Information regarding Executive Officers, who are not Directors, appears under the caption "Executive Officers" included in Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 1997, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Stock Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 1997, which has been filed with the SEC and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information regarding certain relationships and related transactions is included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 1997, which has been filed with the SEC and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1. FINANCIAL STATEMENTS

    The following are filed as part of this annual report on Form 10-K:

    . Independent Auditor's Report
    . Consolidated Statements of Financial Condition at December 31, 1996
      and 1995
    . Consolidated Statements of Income for each of the years in the three year period ended December 31, 1996
    . Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended December 31, 1996
    . Consolidated Statements of Cash Flows for each of the year in the three year period ended December 31, 1996
    . Notes to the Consolidated Financial Statements

    2. FINANCIAL STATEMENT SCHEDULES

    Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

  (b)REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1996:

    A Form 8-K was filed on December 20, 1996, to report, pursuant to item 5, the retirement of Paul C. Eide, director and Chairman of the Board of the Holding Company and the Bank as of December 31, 1996, the election of Robert H. Singer, Jr. elected as a director of the Holding Company and the Bank to fill the vacancy created by Mr. Eide's retirement, and the election of David M. Bradley as Chairman of the Board of the Holding Company and the Bank, effective as of January 1, 1997.

  (c) EXHIBITS REQUIRED BY ITEM 601 OF SECURITIES AND EXCHANGE COMMISSION REGULATION S-K:

                                                                           PAGE
     EXHIBIT NO.                       DESCRIPTION                         NO.
     -----------                       -----------                         ----

      3.1        Articles of Incorporation of North Central Bancshares,
                 Inc.                                                       *
      3.2        Bylaws of North Central Bancshares, Inc.                   *
      4.1        Federal Stock Charter of First Federal Savings Bank of
                 Fort Dodge                                                 *
      4.2        Bylaws of First Federal Savings Bank of Fort Dodge         *
      4.3        Specimen Stock Certificate of North Central Bancshares,
                 Inc.                                                       *
     10.1        Employee Stock Ownership Plan of First Federal Savings
                 Bank of Fort Dodge and ESOP Trust Agreement                *
     10.2        ESOP Loan Documents, dated September 3, 1996               *
     10.3        Employee Retention Agreements between First Federal
                 Savings Bank of Fort Dodge and certain executive offi-
                 cers                                                       **
     10.4        Employment Agreement between First Federal Savings Bank
                 of Fort Dodge and David M. Bradley, effective as of Au-
                 gust 31, 1994                                              *
     10.5        Form of Employment Agreement between First Federal Sav-
                 ings Bank of Fort Dodge and David M. Bradley               *
     10.6        Form of Employment Agreement between North Central
                 Bancshares, Inc. and David M. Bradley                      *
     10.7        Salary Continuation Plan Agreement between First Fed-
                 eral Savings Bank of Fort Dodge and Paul C. Eide           *
     10.8        Lease Agreement of First Federal Savings Bank of Fort
                 Dodge for Ames branch                                      *
     10.9        North Central Bancshares, Inc. 1996 Stock Option Plan     ***
     10.10       Asset Purchase Agreement between First Iowa Title Serv-
                 ices, Inc. and Webster County Title Company, Inc.*         *
     10.11       Asset Purchase Agreement between First Iowa Title Serv-
                 ices, Inc. and Calhoun County Abstract Company, Inc.*      *
     11.1        Statement regarding computation of per share earnings      *
     21.1        Subsidiaries of the Registrant                             **
     27.1        Financial Data Schedule                                    *
     99.1        Proxy Statement for Annual Meeting of Shareholders of
                 North Central Bancshares, Inc. filed with the Securi-
                 ties and Exchange Commission is incorporated herein by
                 reference.                                                 *

                                                       (Notes on following page)

--------
   *Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 of North Central Bancshares, Inc. filed with the Securities and Exchange Commission, (the "Commission") on December 18, 1995, as amended.
  **Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by North Central Bancshares, Inc. for fiscal year 1995, filed with the Commission on March 29, 1996.
 ***Incorporated herein by reference to the Amended Schedule 14A of North
   Central Bancshares, Inc. filed with the Commission on August 19, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          North Central Bancshares, Inc.

                                                 /s/ David M. Bradley
                                          By: _________________________________
                                                     David M. Bradley
                                               Chairman, President and Chief
                                                     Executive Officer

Date: March 28, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                NAME                             TITLE                    DATE
                ----                             -----                    ----


      /s/ David M. Bradley           President, Chief Executive      March 28, 1997
____________________________________  Officer, Director, and
          David M. Bradley            Chairman of the Board
                                      (principal executive
                                      officer)

   /s/ John L. Pierschbacher         Treasurer (principal            March 28, 1997
____________________________________  accounting and financial
       John L. Pierschbacher          officer)

   /s/ Robert H. Singer, Jr.         Director                        March 28, 1997
____________________________________
          Robert H. Singer

        /s/ KaRene Egemo             Director                        March 28, 1997
____________________________________
            KaRene Egemo

      /s/ Howard A. Hecht            Director                        March 28, 1997
____________________________________
          Howard A. Hecht

       /s/ John M. Peters            Director                        March 28, 1997
____________________________________
           John M. Peters

    /s/ Melvin R. Schroeder          Director                        March 28, 1997
____________________________________
        Melvin R. Schroeder

                               TABLE OF CONTENTS

           LIST OF EXHIBITS (FILED HEREWITH UNLESS OTHERWISE NOTED)

  EXHIBIT                                                                  PAGE
    NO.                             DESCRIPTION                            NO.
  -------                           -----------                            ----
  3.1      Articles of Incorporation of North Central Bancshares, Inc.       *
  3.2      Bylaws of North Central Bancshares, Inc.                          *
  4.1      Federal Stock Charter of First Federal Savings Bank of Fort
           Dodge                                                             *
  4.2      Bylaws of First Federal Savings Bank of Fort Dodge                *
  4.3      Specimen Stock Certificate of North Central Bancshares, Inc.      *
 10.1      Employee Stock Ownership Plan of First Federal Savings Bank
           of Fort Dodge and ESOP Trust Agreement                            *
 10.2      ESOP Loan Documents, dated September 3, 1996
 10.3      Employee Retention Agreements between First Federal Savings
           Bank of Fort Dodge and certain executive officers                **
 10.4      Employment Agreement between First Federal Savings Bank of
           Fort Dodge and David M. Bradley, effective as of August 31,
           1994                                                              *
 10.5      Form of Employment Agreement between First Federal Savings
           Bank of Fort Dodge and David M. Bradley                           *
 10.6      Form of Employment Agreement between North Central
           Bancshares, Inc. and David M. Bradley                             *
 10.7      Salary Continuation Plan Agreement between First Federal Sav-
           ings Bank of Fort Dodge and Paul C. Eide                          *
 10.8      Lease Agreement of First Federal Savings Bank of Fort Dodge
           for Ames branch                                                   *
 10.9      North Central Bancshares, Inc. 1996 Stock Option Plan           ***
 10.10     Asset Purchase Agreement between First Iowa Title Services,
           Inc. and Webster County Title Company, Inc.*                      *
 10.11     Asset Purchase Agreement between First Iowa Title Services,
           Inc. and Calhoun County Abstract Company, Inc.*                   *
 11.1      Statement regarding computation of per share earnings
 21.1      Subsidiaries of Registrant                                       **
 27.1      Financial Data Schedule
 99.1      Proxy Statement for Annual Meeting of Shareholders of North
           Central Bancshares, Inc. filed with the Securities and Ex-
           change Commission is incorporated herein by reference.

--------
   * Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 of North Central Bancshares, Inc. filed with the Securities and Exchange Commission, (the "Commission") on December 18, 1995, as amended.
  ** Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by North Central Bancshares, Inc. for fiscal year 1995, filed with the Commission on March 29, 1996.
 *** Incorporated herein by reference to the Amended Schedule 14A of North
     Central Bancshares, Inc. filed with the Commission on August 19, 1996.