Form 10-K405/A
period 1996-12-31
NORTH CENTRAL BANCSHARES INC
filed 1997-04-11
CIK 1005188

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the Fiscal Year Ended December 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ___________ to ___________

                                    0-27672
                            (Commission File Number)

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                             Iowa                                                421449849
(State or Other Jurisdiction of Incorporation or Organization)    (I.R.S. Employer Identification Number)

c/oFirst Federal Savings Bank of Fort Dodge
   825 Central Avenue, Fort Dodge, Iowa                                            50501
 (Address of Principal Executive Offices)                                       (Zip Code)

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES  X      NO___
    ---

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
--------------------------------------------------------------------------------

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

     The following are filed as part of this annual report on Form 10-K:

         -    Independent Auditor's Report
         -    Consolidated Statements of Financial Condition at December 31, 1996 and 1995
         -    Consolidated Statements of Income for each of the years in the three year period ended December 31,
              1996
         -    Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended
              December 31, 1996
         -    Consolidated Statements of Cash Flows for each of the years in the three year period ended December
              31, 1996
         -    Notes to the Consolidated Financial Statements

         2.  Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)      Reports on Form 8-K filed during the last quarter of 1996:

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

(c) Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K:

Exhibit No.                          Description                                         Page No.
----------                           -----------                                         --------
     3.1     Articles of Incorporation of North Central Bancshares, Inc.                    *
     3.2     Bylaws of North Central Bancshares, Inc.                                       *
     4.1     Federal Stock Charter of First Federal Savings Bank of Fort Dodge              *
     4.2     Bylaws of First Federal Savings Bank of Fort Dodge                             *
     4.3     Specimen Stock Certificate of North Central Bancshares, Inc.                   *
    10.1     Employee Stock Ownership Plan of First Federal Savings Bank of Fort            *
             Dodge and ESOP Trust Agreement
    10.2     ESOP Loan Documents, dated September 3, 1996
    10.3     Employee Retention Agreements between First Federal Savings Bank of Fort       **
             Dodge and certain executive officers
    10.4     Employment Agreement between First Federal Savings Bank of Fort Dodge          *
             and David M. Bradley, effective as of August 31, 1994
    10.5     Form of Employment Agreement between First Federal Savings Bank of Fort        *
             Dodge and David M. Bradley
    10.6     Form of Employment Agreement between North Central Bancshares, Inc. and        *
             David M. Bradley
    10.7     Salary Continuation Plan Agreement between First Federal Savings Bank of       *
             Fort Dodge and Paul C. Eide
    10.8     Lease Agreement of First Federal Savings Bank of Fort Dodge for Ames           *
             branch
    10.9     North Central Bancshares, Inc. 1996 Stock Option Plan                         ***
    10.10    Asset Purchase Agreement between First Iowa Title Services, Inc. and           *
             Webster County Title Company, Inc.*
    10.11    Asset Purchase Agreement between First Iowa Title Services, Inc. and           *
             Calhoun County Abstract Company, Inc.*
    11.1     Statement regarding computation of per share earnings
    21.1     Subsidiaries of the Registrant                                                 **
    27.1     Financial Data Schedule
    99.1     Proxy Statement for Annual Meeting of Shareholders of North Central
             Bancshares, Inc. filed with the Securities and Exchange Commission is incorporated herein by reference.

------------------------

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

*** Incorporated herein by reference to the Amended Schedule 14A of North
    Central Bancshares, Inc. filed with the Commission on August 19, 1996.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          North Central Bancshares, Inc.
                          -----------------------------------------------------
                          (Registrant)



                          By:   /s/ John L. Pierschbacher
                               ------------------------------------------------
                          John L. Pierschbacher
                          Treasurer (principal accounting and financial officer)


April 10, 1997