Form 10-Q
period 1997-03-31
NORTH CENTRAL BANCSHARES INC
filed 1997-05-15
CIK 1005188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                       ---------------------------------

                                   FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

     For the transition period from _________________ to _________________

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

       Registrant's telephone number, including area code #(515)576-7531

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                 Outstanding at May 7, 1997
            -----                                 --------------------------

(Common Stock, $.01 par value)                             3,319,455

                        NORTH CENTRAL BANCSHARES, INC.

                                     INDEX


                                                                      Page
                                                                      ----
Part I.  Financial Information

           Item 1. Consolidated Condensed Financial Statements
                     (unaudited)                                     1 to 5

                   Consolidated Condensed Statements of
                     Financial Condition at March 31, 1997 and
                     December 31, 1996                               1

                   Consolidated Condensed Statements of Income
                     for the three months ended March 31, 1997
                     and 1996                                        2

                   Consolidated Condensed Statements of Cash
                     Flows for the three months ended March 31,
                     1997 and 1996                                   3

                   Notes to Consolidated Condensed Financial
                     Statements                                      4 & 5

           Item 2. Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                      6 to 10

           Item 3. Quantitative and Qualitative Disclosures
                     About Market Risk                               10

Part II. Other Information                                           11 & 12

           Items 1 through 6                                         11

           Signatures                                                12

           Exhibits

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                     March 31,     December 31,
ASSETS                                                                 1997            1996
                                                                   ------------   -------------
Cash:
     Interest-bearing                                             $  2,237,345    $  2,973,490
     Noninterest-bearing                                               775,894         963,325
Securities available for sale                                       23,381,607      23,103,614
Securities held to maturity                                            999,956       3,499,528
Loans receivable, net                                              168,923,201     165,831,040
Accrued interest receivable                                          1,285,996       1,327,733
Foreclosed real estate                                                 135,643         128,471
Premises and equipment, net                                          1,825,014       1,780,392
Rental real estate                                                   2,096,108       1,775,844
Title plant                                                            925,256         968,747
Deferred taxes                                                         202,000         198,000
Prepaid expenses and other assets                                      708,530         542,351
                                                                  ------------    ------------

       Total assets                                               $203,496,550    $203,092,535
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                     $132,374,427    $129,722,044
     Other borrowed funds                                           19,300,000      22,335,000
     Advances from borrowers for taxes and insurance                   470,567         845,488
     Dividend payable                                                  214,341         230,344
     Income taxes payable                                              603,149         182,826
     Accrued expenses and other liabilities                            494,940         542,026
                                                                  ------------    ------------
       Total liabilities                                           153,457,424     153,857,728
                                                                  ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock                                                        --              --
     Common Stock                                                       40,111          40,111
     Additional paid-in capital                                     37,825,648      37,796,611
     Retained earnings, substantially restricted                    21,206,334      20,531,604
     Unrealized gain on securities available for sale, net of
       income taxes                                                    121,399          73,097
     Treasury stock at cost                                         (7,789,661)     (7,789,661)
     Unearned shares, employee stock ownership plan                 (1,364,705)     (1,416,955)
                                                                  ------------    ------------
       Total stockholders' equity                                   50,039,126      49,234,807
                                                                  ------------    ------------

       Total liabilities and stockholders' equity                 $203,496,550    $203,092,535
                                                                  ============    ============

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                     Three Months Ended
                                                                           March 31,
                                                                   1997                1996
                                                                ----------          ----------
Interest Income:
     Loans receivable:
       First mortgage loans                                     $2,980,603          $2,677,727
       Consumer loans                                              523,467             460,225
Securities and cash deposits                                       400,878             439,588
                                                                ----------          ----------
                                                                 3,904,948           3,577,540
                                                                ----------          ----------
Interest expense:
     Deposits                                                    1,550,267           1,555,683
     Other borrowed funds                                          304,024             280,882
                                                                ----------          ----------
                                                                 1,854,291           1,836,565
                                                                ----------          ----------

     Net Interest Income                                         2,050,657           1,740,975

Provision for loan losses                                           60,000              60,000
                                                                ----------          ----------

Net interest income after provision for loan losses              1,990,657           1,680,975
                                                                ----------          ----------

Noninterest income:
     Fees and service charges                                      154,364             124,637
     Abstract fees                                                 254,810             195,640
     Gain on sale of securities available for sale                      --              13,774
     Other income                                                   75,211              88,191
                                                                ----------          ----------

        Total noninterest income                                   484,385             422,242
                                                                ----------          ----------

Noninterest expense:
     Salaries and employee benefits                                524,183             582,542
     Premises and equipment                                        103,814             111,060
     Data processing                                                64,419              60,135
     SAIF deposit insurance premiums                                21,069              73,109
     Other expenses                                                396,145             248,859
                                                                ----------          ----------

        Total noninterest expense                                1,109,630           1,075,705
                                                                ----------          ----------

Income before income taxes                                       1,365,412           1,027,512

Provision for income taxes                                         476,262             371,634
                                                                ----------          ----------

Net Income                                                      $  889,150          $  655,878
                                                                ==========          ==========

Earnings per share                                              $     0.27          $     0.17
                                                                ==========          ==========

Dividends declared per common share                             $   0.0625          $   0.0922
                                                                ==========          ==========

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                         1997           1996
                                                                                     -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $   889,150   $    655,878
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                            60,000         60,000
     Depreciation                                                                         54,544         54,621
     Amortization and accretion                                                           29,426        (44,512)
     Deferred taxes                                                                      (30,925)       (57,750)
     Effect of contribution to employee stock ownership plan                              81,287          9,809
     (Gain) on sale of foreclosed real estate and loans, net                              (2,855)        (9,103)
     (Gain) on sale of securities available for sale                                          --        (13,774)
     Loss on disposal of equipment                                                         5,024          1,752
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable                                 41,737        (18,439)
       Decrease in income taxes receivable                                                    --         31,766
       (Increase) in prepaid expenses and other assets                                  (166,179)      (150,218)
       Increase in income taxes payable                                                  420,323        394,982
       (Decrease) in accrued expenses and other liabilities                              (46,757)       (93,135)
                                                                                     -----------   ------------

           Net cash provided by operating activities                                   1,334,775        821,877
                                                                                     -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in loans                                                             1,632,421        112,749
     Purchase of loans                                                                (4,940,253)    (2,378,800)
     Proceeds from sale of loans                                                         161,381             --
     Proceeds from sale of securities available for sale                                      --         53,891
     Purchase of securities available for sale                                          (236,948)    (2,461,865)
     Proceeds from maturities of securities held to maturity                           2,500,000      1,500,000
     Purchase of premises and equipment                                                 (124,640)      (109,400)
     Proceeds from sale of premises and equipment                                         30,450             --
     Purchase of rental real estate                                                     (330,264)        (1,456)
     Proceeds from sale of title plant                                                    43,491             --
     Other                                                                                (6,107)        88,799
                                                                                     -----------   ------------

          Net cash (used in) investing activities                                     (1,270,469)    (3,196,082)
                                                                                     -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                          2,652,383      1,656,951
     (Decrease) in advances from borrowers for taxes and insurance                      (374,921)      (379,619)
     Net change in short term borrowings                                              (7,000,000)   (16,000,000)
     Proceeds from other borrowed funds                                                4,000,000             --
     Payments of other borrowings                                                        (35,000)            --
     Proceeds from issuance of 2,625,467 shares of common stock                               --     25,412,159
     Payments for expenses incurred relating to conversion to stock form                      --       (790,145)
     Dividends paid                                                                     (230,344)      (111,053)
                                                                                     -----------   ------------

          Net cash provided by (used in) financing activities                           (987,882)     9,788,293
                                                                                     -----------   ------------

          Net increase (decrease) in cash                                               (923,576)     7,414,088

CASH
     Beginning                                                                         3,936,815      3,071,642
                                                                                     -----------   ------------
     Ending                                                                          $ 3,013,239   $ 10,485,730
                                                                                     ===========   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
     Interest paid to depositors                                                     $ 1,524,121   $  1,544,569
     Interest paid on borrowings                                                         344,648        315,251
     Income taxes                                                                         86,864             --

       See Notes to Consolidated Condensed Financial Statements.

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month period ended March 31, 1997 and 1996 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

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

3.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month periods ended March 31, 1997 and 1996, the weighted average number of shares outstanding was 3,282,238 and 3,843,710, respectively. The number of shares outstanding for the three month period ended at March 31, 1996 was restated to reflect the conversion ratio effected as part of the Reorganization.

4.   DIVIDENDS

On February 28, 1997, the Company declared a cash dividend on its common stock, payable on April 7, 1997 to stockholders of record as of March 14, 1997, equal to $0.0625 per share.

5.   PENDING ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. The Company adopted SFAS No. 125 on January 1, 1997 and its adoption has not had a material effect on the Company's financial condition or results of operations.

In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing EPS previously found in Accounting principles Board Opinion No. 15 ("APB No. 15"). It replaces the presentation of primary EPS with a presentation of Basic EPS, and requires dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period EPS data presented. Upon adoption of SFAS No. 128, the change will not result in a material change in the Company's EPS presentation from primary to basic EPS and from fully diluted to diluted EPS.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 ("SFAS No. 129") "Disclosure of Information about Capital Structure." SFAS No. 129 requires nonpublic entities to include disclosure requirements regarding capital structure as specified in APB Opinion No. 15, "Earnings Per Share." These disclosure requirements are effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS No. 129 will have no effect on the financial condition or results of operations.

6.   RECENT DEVELOPMENTS

On April 22, 1997, the Company announced a stock repurchase program to begin on or about April 28, 1997. The program authorizes the Company to purchase up to five percent of its 3,429,455 outstanding shares of common stock during the next twelve months. During the quarter ended March 31, 1997, the Company did not repurchase any shares of the Company's common stock.

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

FINANCIAL CONDITION

Total assets remained relatively stable at $203.5 million at March 31, 1997 compared to $203.1 million at December 31, 1996. Securities held to maturity decreased $2.5 million, or 71.4%, primarily due to the maturities of several U.S. Treasury Notes. Total loans receivable, net, increased by $3.1 million, or 1.9%, from December 31, 1996, due primarily to originations of $4.2 million of first mortgage loans secured primarily by one-to-four family residences, purchases of $4.9 million of first mortgage loans secured by one-to-four family and multi-family residences and originations of $2.1 million of second mortgage loans, which originations and purchases were offset in part by payments and prepayments of loans (of approximately $9.1 million). Deposits increased $2.7 million, or 2.0%, from $129.7 million at December 31, 1996 to $132.4 million at March 31, 1997, primarily due to increases in NOW and money market savings accounts, due to normal market fluctuations. Other borrowings, primarily Federal Home Loan Bank of Des Moines ("FHLB") advances, decreased by $3.0 million, to $19.3 million at March 31, 1997 from $22.3 million at December 31, 1996, primarily due to the repayment of certain outstanding FHLB advances with the proceeds from deposit increases. Total stockholders' equity increased $804,000, from $49.2 million at December 31, 1996 to $50.0 million at March 31, 1997, primarily due to earnings, offset by dividends declared.

CAPITAL

The Company's total stockholders' equity increased by $804,000 to $50.0 million at March 31, 1997 from $49.2 million at December 31, 1996. The unrealized gain on securities available for sale increased by $48,000 to $121,000 at March 31, 1997 from $73,000 at December 31, 1996. The unearned shares from the Employee Stock Ownership Plan (the "ESOP") decreased by $52,000 to $1.4 million at March 31, 1997 from $1.4 million at December 31, 1996, due to the release of shares by the ESOP to employees of the Bank.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 1997, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 1997 are as follows:


                        Amount   Percentage of Assets
                       --------  ---------------------
                           (dollars in thousands)

Tangible capital:
  Capital Level           $44,936                 22.27%
  Less Requirement          3,027                  1.50%
                          -------                 -----
  Excess                  $41,909                 20.77%
                          =======                 =====

Core capital:
  Capital level           $44,936                 22.27%
  Less Requirement          6,055                  3.00%
                          -------                 -----
  Excess                  $38,881                 19.27%
                          =======                 =====

Risk-based capital:
  Capital level           $46,354                 41.09%
  Less Requirement          9,025                  8.00%
                          -------                 -----
  Excess                  $37,329                 33.09%
                          =======                 =====

LIQUIDITY

The Company's primary sources of funds is cash provided by investing activities and includes principal and interest payments on loans, deposits, maturities of securities and other investments, and earnings and funds provided by operations. During the first quarter of 1997 and 1996, principal payments on loans totalled $9.1 million and $7.5 million, respectively. The net increases in deposits during the first quarter of 1997 and 1996 totalled $2.7 million and $1.7 million, respectively. During the first quarter of 1997 and 1996, the proceeds from the maturities and sales of securities totalled $2.5 million and $1.6 million, respectively. Cash provided from operating activities during the first quarter of 1997 and 1996 totalled $1.4 million and $822,000, respectively, of which $889,000 and $656,000, respectively, represented net income of the Company. In the first quarter of 1996, the Company had net proceeds from the Reorganization of $24.6 million. The Company's primary use of funds is cash used to originate and purchase loans, repayment of borrowed funds and other financing activities. During the first quarter of 1997 and 1996, the Company's gross purchases and origination of loans totalled $12.6 million and $9.4 million, respectively. The net decrease in borrowed funds during the first quarter of 1997 and 1996 totalled $3.0 million and $16.0 million, respectively, due to the repayment of FHLB advances with the proceeds of the Reorganization. For additional information about cash flows from the Company's operating, financing and investing activities, see Statements of Cash Flows in the Condensed Consolidated Financial Statements.

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified U.S. government, state or federal agency obligations) equal to a monthly average of not less than 5% of their net withdrawable deposits, plus short term borrowings. At March 31, 1997, the Bank's liquidity position was $9.6 million or 6.83% of liquid assets, compared to $13.1 million or 9.11% at December 31, 1996. The decrease of $3.5 million was primarily due to the maturities of several U. S. Treasury Notes.

OTS regulations also require that thrift institutions such as the Bank maintain an average daily balance of short term liquid assets (cash, certain time deposits, banker's acceptances and specified U.S. government, state or federal agency obligations) equal to a monthly average of not less than 1% of their net withdrawable deposits, plus short term borrowings. At March 31, 1997, the Bank's short term liquidity position was $3.1 million or 2.2% of short term liquid assets, compared to $4.1 million or 2.84% at December 31, 1996.

Stockholders' equity totaled $50.0 million at March 31, 1997 compared to $49.2 million at December 31, 1996, reflecting the Company's earnings for the quarter, the amortization of the unallocated portion of shares held by the ESOP, dividends paid on common stock and the change in the net unrealized gains on securities, net of taxes.

On January 10, 1997, the Company paid a quarterly cash dividend equal to $0.0625 per share on common stock outstanding as of the close of business on December 12, 1996, aggregating $230,000. On February 28, 1997, the Company declared a quarterly cash dividend of $0.0625 per share payable on April 7, 1997 to shareholders of record as of the close of business on March 14, 1997 aggregating $214,000.

RESULTS OF OPERATIONS

Interest Income. Interest income increased by $327,000 to $3.9 million for the three months ended March 31, 1997 compared to $3.6 million for the three months ended March 31, 1996. The increase in interest income was primarily due to a $18.9 million increase in the average balance of interest earning assets (primarily first and second mortgage loans) to $197.8 million for the three months ended March 31, 1997, from $178.9 million for the comparable 1996 period, due to the investment of a portion of the proceeds from the Reorganization. The increase in the average balance in first mortgage loans and consumer loans (primarily second mortgage loans) generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured by one-to-four family residences and multi-family residences, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of first mortgage and consumer loans was offset in part by a decrease in the average yield on first mortgage loans, consumer loans and securities available for sale. The average yield on first mortgage loans decreased to 8.10% for the three months ended March 31, 1997 from 8.14% for the three months ended March 31, 1996, primarily due to a general decrease in market interest rates. The average yield on consumer loans decreased to 9.58% for the three months ended March 31, 1997 from 9.63% for the three months ended March 31, 1996, also primarily due to a general decrease in market interest rates. The average balance of securities held to maturity decreased $12.2 million, or 82.9%, and such securities were in part, replaced by lower yielding securities available for sale. The average yield on interest earning assets decreased from 8.01% for the three months ended March 31, 1996 to 7.92% for the three months ended March 31, 1997, due to general market interest rates.

Interest Expense. Interest expense increased by $18,000 to $1.9 million for the three months ended March 31, 1997 compared to $1.8 million for the three months ended March 31, 1996. The increase in interest expense was due in part to a $1.5 million increase in the average balance of deposits to $128.1 million for the three months ended March 31, 1997 from $126.7 million for the comparable 1996 period due to an increase in the average balance of certificates of deposit and money market savings accounts, which have relatively higher costs than the Company's other deposit products. The increase in interest expense resulting from increases in the average balance of certificates of deposit and money market savings accounts were offset in part by decreases in the average balance of lower costing passbook savings accounts. The increase in interest expense was also due in part to a $1.7 million increase in the average balance of borrowed funds to $20.6 million for the three months ended March 31, 1997 from $18.9 million for the comparable 1996 period. The average cost of interest bearing liabilities remained relatively stable for the three months ended March 31, 1997.

Net Interest Income. Net interest income before provision for loan losses increased by $310,000 to $2.1 million for the three months ended March 31, 1997 from $1.7 million for the three months ended March 31, 1996. The increase is primarily due to the increase in the excess of average interest earning assets over average interest bearing liabilities, and reflects the use of a portion of the proceeds from the Reorganization. The impact of this net increase was offset in part by the decrease in the Company's interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) from 2.94% for the three months ended March 31, 1996 to 2.86% for the three months ended March 31, 1997.

The following tables set forth certain information relating to the Company's average balance sheets and reflect the average yield on assets and average cost of liabilities for the three month periods ended March 31, 1997 and 1996.

                                                                             For Three Months Ended March 31,
                                                               ------------------------------------------------------------
                                            At March 31, 1997               1997                           1996
                                            -----------------  ------------------------------  ----------------------------
                                                                                     Average                        Average
                                                      Yield/   Average               Yield/    Average              Yield/
                                            Balance    Cost    Balance     Interest   Cost     Balance     Interest  Cost
                                            -------   -------  --------    --------  --------  --------    -------- -------
                                                                        (Dollars in thousands)
Assets:
   Interest-earning assets:
     First mortgage loans.................  $148,606    8.11%   $147,276    $2,981     8.10%   $131,602    $2,678     8.14%
     Consumer loans.......................    22,337    9.53      22,168       523     9.58      19,230       460     9.63
     Securities available for sale........    23,188    5.68      23,079       325     5.71       9,476       146     6.18
     Securities held to maturity..........     1,000    6.35       2,500        41     6.71      14,662       244     6.70
     Interest bearing cash................     2,237    5.00       2,783        35     5.05       3,962        50     5.08
                                            --------  ------    --------    ------   ------    --------    ------   ------
       Total interest-earning assets......   197,368    7.94%    197,806    $3,905     7.92%    178,932    $3,578     8.01%
                                                      ------                ------   ------                ------   ------
   Noninterest-earning assets.............     6,129               6,605                          4,278
                                            --------            --------                       --------
       Total assets.......................  $203,497            $204,411                       $183,210
                                            ========            ========                       ========

Liabilities and Equity:
   Interest-bearing liabilities:
     NOW and money market savings.........  $ 22,172    2.95%   $ 20,696    $  146     2.87%   $ 17,830    $  124     2.80%
     Passbook savings.....................    17,495    2.25      17,653        98     2.25      20,875       119     2.29
     Certificates of Deposit..............    89,957    5.88      89,789     1,306     5.90      87,967     1,313     6.00
     Borrowed funds.......................    19,300    5.82      20,627       304     5.98      18,932       281     5.97
                                            --------  ------    --------    ------   ------    --------    ------   ------
   Total interest-bearing liabilities.....   148,924    5.01%    148,765    $1,854     5.06%    145,604    $1,837     5.07%
                                                      ------                ------   ------                ------    -----

   Noninterest-bearing liabilities........     4,534               5,913                          4,485
                                            --------            --------                       --------
       Total liabilities..................   153,458             154,678                        150,089
   Equity.................................    50,039              49,733                         33,121
                                            --------            --------                       --------
       Total liabilities and equity.......  $203,497            $204,411                       $183,210
                                            ========            ========                       ========

   Net interest income....................                                  $2,051                         $1,741
                                                                            ======                         ======
   Net interest rate spread...............              2.93%                          2.86%                          2.94%
                                                      ======                         ======                         ======
   Net interest margin....................              4.16%                          4.15%                          3.89%
                                                      ======                         ======                         ======
   Ratio of average interest-earning
     assets to average interest-bearing
     liabilities..........................            132.53%                        132.97%                        122.89%
                                                      ======                         ======                         ======

Provision for Loan Losses. The Company's provision for loan losses was $60,000 for each of the three months ended March 31, 1997 and 1996. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs (recoveries) were ($7,000) for the three months ended March 31, 1997 as compared to $2,000 for the three months ended March 31, 1996. The resulting allowance for loan losses was $2.0 million at March 31, 1997 as compared to $2.0 million at December 31, 1996 and $1.8 million at March 31, 1996. This increase in the allowance for the first quarter of 1997 reflects the increase in total loans from $153.2 million at March 31, 1996 to $172.2 million at March 31, 1997. The level of nonperforming loans increased to $306,000 at March 31, 1997 from $184,000 at December 31, 1996 and $194,000 at March 31, 1996. Management
believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $62,000 to $484,000 for the three months ended March 31, 1997 from $422,000 for the three months ended March 31, 1996. The increase is due to increases in fees and service charges and abstract fees, offset by decreases in gain on sale of securities available for sale. Fees and service charges increased $30,000, primarily due to increases in overdraft fees, checking account fees and loan prepayment fees. Abstract fees increased $59,000 due to increased sales volume, partially attributable to the purchase of the assets of an abstract company in December, 1996. Noninterest income for the three months ended March 31, 1996 also reflects gains on sales of securities available for sale of $14,000, while no such gains were recorded for the corresponding three month period in 1997.

Noninterest Expense. Total noninterest expense increased by $34,000 to $1.1 million for the three months ended March 31, 1997 from $1.1 million for the three months ended March 31, 1996. The increase is primarily due to increases in other expenses, offset by decreases in salaries and employee benefits and SAIF deposit insurance premiums. The decrease in salaries and benefits was primarily a result of the costs incurred in the 1996 period related to the adoption of a retirement plan for the benefit of the former chairman of the board, offset by increased costs in the corresponding 1997 period associated with the ESOP, normal salary increases and an increase in the number of employees. The decrease in SAIF deposit insurance premiums was primarily due to lower assessment rates. The increase in other expenses is primarily a result of higher expenditures for professional fees, advertising costs and costs associated with the Bank's investment in the Northridge Apartments Limited Partnership, which owns and operates a 44-unit apartment complex in Fort Dodge, Iowa. The Company's efficiency ratio for the three months ended March 31, 1997 and 1996 was 43.77% and 49.73%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended March 31, 1997 and 1996 was 2.17% and 2.35%, respectively.

Income Taxes. Income taxes increased by $105,000 to $476,000 for the three months ended March 31, 1997 as compared to $372,000 for the three months ended March 31, 1996. The increase was primarily due to an increase in pre-tax earnings during the 1997 period as compared to the corresponding 1996 period.

Net Income. Net income totalled $889,000 for the three months ended March 31, 1997, compared to $656,000 for the same period in 1996.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

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

  Exhibit 99.1 Press Release (regarding the issuance of limited financial information for the year ended December 31, 1996).

  Exhibit 99.2  Press Release (regarding the declaration of a dividend).

  Exhibit 99.3. Press Release (regarding the issuance of limited financial information for the quarter ended March 31, 1997).

  (b)Reports on Form 8-K

  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              NORTH CENTRAL BANCSHARES, INC.

DATE:  May 13, 1997           BY: /s/ David M. Bradley



                                      David M. Bradley, CPA
                                      Chairman, President and
                                      Chief Executive Officer

DATE:  May 13, 1997           BY: /s/ John L. Pierschbacher



                                      John L. Pierschbacher, CPA
                                      Principal Financial Officer