Form 10-Q
period 1997-06-30
NORTH CENTRAL BANCSHARES INC
filed 1997-08-13
CIK 1005188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                        ------------------------------

                                   FORM 10-Q

[Mark One]
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

     For the transition period from ___________________ to __________________

                        Commission File Number 0-27672

                        NORTH CENTRAL BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

             Iowa                                          42-1449849
             --------------------------------------------------------
(State or other jurisdiction of                        (I. R. S. Employer
incorporation or organization)                        Identification Number)

              825 Central Avenue          Fort Dodge, Iowa 50501
              --------------------------------------------------
                   (Address of principal executive offices)

       Registrant's telephone number, including area code #(515)576-7531

                                     None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                       ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at August 10, 1997
------------------------------------------------------------------------------

(Common Stock, $.01 par value)                              3,257,983

                        NORTH CENTRAL BANCSHARES, INC.

                                     INDEX

                                                                     Page
Part I. Financial Information

               Item 1.  Consolidated Condensed
               Financial Statements (unaudited)                      1 to 5
               Consolidated Condensed Statements of
               Financial Condition at June 30,
               1997 and December 31, 1996                            1

               Consolidated Condensed Statements of
               Income for the six months ended
               June 30, 1997 and 1996                                2

               Consolidated Condensed Statements of
               Cash Flows for the six months ended
               June 30, 1997 and 1996                                3

               Notes to Consolidated Condensed Financial
               Statements                                            4 & 5

               Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                            6 to 12

               Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                     12

Part II.       Other Information                                     13 to 15

               Items 1 through 6                                     13 & 14

               Signatures                                            15

               Exhibits

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                          June 30,      December 31,
ASSETS                                                                      1997            1996
                                                                        -------------   -------------
Cash:
  Interest-bearing                                                       $  7,244,336    $  2,973,490
  Noninterest-bearing                                                         637,863         963,325
Securities available for sale                                              25,315,061      23,103,614
Securities held to maturity                                                       - -       3,499,528
Loans receivable, net                                                     172,430,540     165,831,040
Accrued interest receivable                                                 1,341,533       1,327,733
Foreclosed real estate                                                        116,931         128,471
Premises and equipment, net                                                 2,004,069       1,780,392
Rental real estate                                                          2,075,680       1,775,844
Title plant                                                                   925,256         968,747
Deferred taxes                                                                180,000         198,000
Prepaid expenses and other assets                                             597,323         542,351
                                                                         ------------    ------------

   Total assets                                                          $212,868,592    $203,092,535
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                               $136,257,906    $129,722,044
  Other borrowed funds                                                     26,550,000      22,335,000
  Advances from borrowers for taxes and insurance                             858,169         845,488
  Dividend payable                                                            203,624         230,344
  Income taxes payable                                                        109,431         182,826
  Accrued expenses and other liabilities                                      632,683         542,026
                                                                         ------------    ------------
   Total liabilities                                                      164,611,813     153,857,728
                                                                         ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
  Preferred stock ($.01 par value, authorized 3,000,000 shares;
   issued and outstanding none)                                                    --              --
  Common Stock ($.01 par value, authorized 15,500,000 shares;
   issued and outstanding 4,011,057)                                           40,111          40,111
  Additional paid-in capital                                               37,857,398      37,796,611
  Retained earnings, substantially restricted                              21,981,693      20,531,604
  Unrealized gain on securities available for sale, net of
   income taxes                                                               186,817          73,097
  Treasury stock at cost (1997  753,074 shares; 1996  581,602 shares)     (10,496,411)     (7,789,661)
  Unearned shares, employee stock ownership plan                           (1,312,829)     (1,416,955)
                                                                          ------------    ------------
   Total stockholders' equity                                              48,256,779      49,234,807
                                                                          ------------    ------------

   Total liabilities and stockholders' equity                            $212,868,592    $203,092,535
                                                                         ============    ============

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                   Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                    1997         1996         1997        1996
                                                 ----------   ----------   ----------   ----------
Interest Income:
  Loans receivable:
   First mortgage loans                          $3,014,004   $2,740,860   $5,994,607   $5,418,587
   Consumer loans                                   537,488      491,238    1,060,955      951,463
Securities and cash deposits                        380,070      502,132      780,948      941,720
                                                 ----------   ----------   ----------   ----------
                                                  3,931,562    3,734,230    7,836,510    7,311,770
                                                 ----------   ----------   ----------   ----------
Interest expense:
   Deposits                                       1,580,062    1,543,675    3,130,329    3,099,358
   Other borrowed funds                             315,762       63,550      619,786      344,432
                                                 ----------   ----------   ----------   ----------
                                                  1,895,824    1,607,225    3,750,115    3,443,790
                                                 ----------   ----------   ----------   ----------

   Net Interest Income                            2,035,738    2,127,005    4,086,395    3,867,980

Provision for loan losses                            60,000       60,000      120,000      120,000
                                                 ----------   ----------   ----------   ----------

Net interest income after provision for loan      1,975,738    2,067,005    3,966,395    3,747,980
  losses                                         ----------   ----------   ----------   ----------

Noninterest income:
  Fees and service charges                          154,636      124,466      309,000      249,103
  Abstract fees                                     307,967      256,613      562,777      452,253
  Gain on sale of securities available for
    sale                                                 --           --           --       13,774
  Other income                                      135,995      100,950      211,206      189,141
                                                 ----------   ----------   ----------   ----------

    Total noninterest income                        598,598      482,029    1,082,983      904,271
                                                 ----------   ----------   ----------   ----------

Noninterest expense:
  Salaries and employee benefits                    531,720      446,611    1,055,903    1,029,153
  Premises and equipment                            102,675      112,758      206,489      223,818
  Data processing                                    61,783       58,937      126,202      119,072
  SAIF deposit insurance premiums                    21,162       72,990       42,231      146,099
  Other expenses                                    401,718      273,549      797,863      522,408
                                                 ----------   ----------   ----------   ----------

    Total noninterest expense                     1,119,058      964,845    2,228,688    2,040,550
                                                 ----------   ----------   ----------   ----------

Income before income taxes                        1,455,278    1,584,189    2,820,690    2,611,701

Provision for income taxes                          495,954      577,749      972,216      949,383
                                                 ----------   ----------   ----------   ----------

Net Income                                       $  959,324   $1,006,440   $1,848,474   $1,662,318
                                                 ==========   ==========   ==========   ==========

Earnings per share                               $     0.30   $     0.26   $     0.57   $     0.43
                                                 ==========   ==========   ==========   ==========

Dividends declared per common share              $   0.0625   $   0.0625   $   0.1250   $   0.1547
                                                 ==========   ==========   ==========   ==========

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                         1997          1996
                                                                                     ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                           $ 1,848,474   $  1,662,318
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                             120,000        120,000
   Depreciation, premises and equipment                                                   92,063        102,642
   Depreciation, rental real estate                                                       32,500             --
   Amortization and accretion                                                             67,550        (79,392)
   Deferred taxes                                                                        (49,054)       (41,956)
   Effect of contribution to employee stock ownership plan                               164,913         47,268
   (Gain) on sale of foreclosed real estate and loans, net                               (21,107)        (9,103)
   (Gain) on sale of securities available for sale                                            --        (13,774)
   Loss on disposal of equipment                                                           4,674          1,752
   Change in assets and liabilities:
    (Increase) in accrued interest receivable                                            (13,800)       (40,052)
    Decrease in income taxes receivable                                                       --         31,766
    (Increase) decrease in prepaid expenses and other assets                             (54,972)       210,715
    Increase (decrease) in income taxes payable                                          (73,395)       121,700
    Increase (decrease) in accrued expenses and other liabilities                         90,657        (39,912)
                                                                                     -----------   ------------

       Net cash provided by operating activities                                       2,208,503      2,073,972
                                                                                     -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in loans                                                      (801,969)    (4,020,120)
  Purchase of loans                                                                   (6,077,253)    (4,093,289)
  Proceeds from sale of loans                                                            161,381             --
  Proceeds from sales and maturities of securities available for sale                    500,000         53,891
  Purchase of securities available for sale                                           (2,598,973)    (9,320,762)
  Proceeds from maturities of securities held to maturity                              3,500,000      5,500,000
  Purchase of premises and equipment                                                    (351,714)      (160,025)
  Proceeds from sale of premises and equipment                                            31,300             --
  Purchase of rental real estate                                                        (332,336)       (74,081)
  Proceeds from sale of title plant                                                       43,491             --
  Other                                                                                   31,188         83,657
                                                                                     -----------   ------------

       Net cash (used in) investing activities                                        (5,894,885)   (11,956,648)
                                                                                     -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                             6,535,862      2,348,535
  Increase (decrease) in advances from borrowers for taxes and insurance                  12,681         32,989
  Net change in short term borrowings                                                 (6,000,000)   (14,000,000)
  Proceeds from other borrowed funds                                                  13,250,000             --
  Payments of other borrowings                                                        (3,035,000)       (20,000)
  Proceeds from issuance of 2,625,467 shares of common stock                                  --     25,412,159
  Payments for expenses incurred relating to conversion to stock form                         --       (871,592)
  Purchase of treasury stock                                                          (2,706,750)            --
  Dividends paid                                                                        (425,027)      (238,882)
                                                                                     -----------   ------------
        Net cash provided by financing activities                                      7,631,766     12,663,209
                                                                                     -----------   ------------

        Net increase in cash                                                           3,945,384      2,706,452

CASH
  Beginning                                                                            3,936,815      3,071,642
                                                                                     -----------   ------------
  Ending                                                                             $ 7,882,199   $  5,778,094
                                                                                     ===========   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
  Interest paid to depositors                                                        $ 3,103,105   $  3,088,047
  Interest paid on borrowings                                                            332,751        374,584
  Income taxes                                                                         1,097,131        837,873

See Notes to Consolidated Condensed Financial Statements.

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six month period ended June 30, 1997 and 1996 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

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

3.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three and six month periods ended June 30, 1997, the weighted average number of shares outstanding were 3,201,476 and 3,241,620, respectively. For the three and six month periods ended June 30, 1996, the weighted average number of shares outstanding were 3,846,798 and 3,882,177, respectively. The number of shares outstanding for the six month period ended June 30, 1996 was restated to reflect the conversion ratio effected as part of the Reorganization.

4.   DIVIDENDS

On May 23, 1997, the Company declared a cash dividend on its common stock, payable on July 3, 1997 to stockholders of record as of June 13, 1997, equal to $0.0625 per share.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires that all items that are components of comprehensive income (defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners"), be reported in a financial statement that is displayed with the same prominence as other financial statements. Companies will be required to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior periods presented. As the requirements of SFAS No. 130 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to shareholders. It also requires that a Company report certain information about their products and services, geographic areas in which they operate, and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. As the requirements of SFAS No. 131 are disclosure-related, its implementation will have no impact on the Company's financial condition or results of operations.

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

FINANCIAL CONDITION

Total assets increased $9.8 million, or 4.8%, to $212.9 million at June 30, 1997 compared to $203.1 million at December 31, 1996. Interest-bearing cash increased $4.3 million, or 143.6%, primarily due to the proceeds from a Federal Home Loan Bank of Des Moines ("FHLB") advance in interest-bearing cash awaiting investment. Securities available for sale increased $2.2 million, or 9.6%, primarily due to the purchase of several U.S. Treasury Notes and certain equity securities. Securities held to maturity decreased $3.5 million, or 100.0%, due to the maturities of several U.S. Treasury Notes and the Company's decision not to replace such securities. Total loans receivable, net, increased by $6.6 million, or 4.0%, from December 31, 1996, due primarily to originations of $10.8 million of first mortgage loans secured primarily by one-to-four family residences, purchases of $6.1 million of first mortgage loans secured by one-to-four family and multi-family residences and originations of $5.1 million of second mortgage loans, which originations and purchases were offset in part by payments and prepayments of loans (of approximately $16.9 million). Deposits increased $6.5 million, or 5.0%, from $129.7 million at December 31, 1996 to $136.3 million at June 30, 1997, primarily due to increases in certificates of deposit, NOW and money market accounts, primarily due to increased advertising by the Company to promote such products, the expansion of a branch of the Bank in Ames, Iowa and normal market fluctuations. Other borrowings, primarily FHLB advances, increased by $4.2 million, to $26.6 million at June 30, 1997 from $22.3 million at December 31, 1996, primarily due to the borrowing of $4.0 million at the end of the quarter in anticipation of the funding of first mortgage loans in the third quarter of 1997 and to take advantage of available favorable terms on such borrowings. Total stockholders' equity decreased $978,000, from $49.2 million at December 31, 1996 to $48.3 million at June 30, 1997, primarily due to stock repurchases and dividends declared, which were offset in part by earnings.

CAPITAL

The Company's total stockholders' equity decreased by $978,000 to $48.3 million at June 30, 1997 from $49.2 million at December 31, 1996, primarily due to stock repurchases and dividends declared, which were offset in part by earnings. The changes in stockholders' equity were also due to the unrealized gain on securities available for sale increased by $114,000 to $187,000 at June 30, 1997 from $73,000 at December 31, 1996. The unearned shares from the Employee Stock Ownership Plan (the "ESOP") decreased by $104,000 to $1.3 million at June 30, 1997 from $1.4 million at December 31, 1996, due to the release of shares by the ESOP to employees of the Bank.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 1997, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 1997 are as follows:

                                         Amount   Percentage of Assets
                                        --------  ---------------------
                                            (dollars in thousands)
Tangible capital:
  Capital level                         $36,029             17.15%
  Less Requirement                        3,152              1.50%
                                        -------             -----
  Excess                                $32,877             15.65%
                                        =======             =====

Core capital:
  Capital level                         $36,029             17.15%
  Less Requirement                        6,303              3.00%
                                        -------             -----
  Excess                                $29,726             14.15%
                                        =======             =====

Risk-based capital:
  Capital level                         $37,487             32.31%
  Less Requirement                        9,283              8.00%
                                        -------             -----
  Excess                                $28,204             24.31%
                                        =======             =====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including principal and interest payment on loans), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including maturities of securities and other investments). During the first six months of 1997 and 1996, principal payments and repayments on loans totalled $16.9 million and $13.2 million, respectively. The net increases in deposits during the first six months of 1997 and 1996 totalled $6.5 million and $2.3 million, respectively. The proceeds from borrowed funds during the first six months of 1997 totalled $13.3 million. During the first six months of 1997 and 1996, the proceeds from the maturities and sales of securities totalled $4.0 million and $5.6 million, respectively. Cash provided from operating activities during the first six months of 1997 and 1996 totalled $2.2 million and $2.1 million, respectively, of which $1.8 and $1.7 million, respectively, represented net income of the Company. In the first six months of 1996, the Company also received net proceeds from the Reorganization of $24.5 million. The Company's primary use of funds is cash used to originate and purchase loans, repayment of borrowed funds and other financing activities. During the first six months of 1997 and 1996, the Company's gross purchases and origination of loans totalled $24.7 million and $22.2 million, respectively. The repayment of borrowed funds during the first six months of 1997 and 1996 totalled $9.0 million and $14.0 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see Statements of Cash Flows in the Condensed Consolidated Financial Statements.

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified U.S. government, state or federal agency obligations) equal to a monthly average of not less than 5% of their net withdrawable deposits, plus short term borrowings. At June 30, 1997, the Bank's liquidity position was $14.3 million or 9.78% of liquid assets, compared to $13.1 million or 9.11% at December 31, 1996.

OTS regulations also require that thrift institutions such as the Bank maintain an average daily balance of short term liquid assets (cash, certain time deposits, banker's acceptances and specified U.S. government, state or federal agency obligations) equal to a monthly average of not less than 1% of their net withdrawable deposits, plus short term borrowings. At June 30, 1997, the Bank's short term liquidity position was $7.8 million or 5.33% of short term liquid assets, compared to $4.1 million or 2.84% at December 31, 1996. The increase was due primarily to the increase in interest-bearing cash.

Stockholders' equity totaled $48.3 million at June 30, 1997 compared to $49.2 million at December 31, 1996, reflecting the repurchase of the Company's common stock, the Company's earnings for the quarter, the amortization of the unallocated portion of shares held by the ESOP, dividends paid on common stock and the change in the net unrealized gains on securities, net of taxes. The Company repurchased 171,472 shares of its outstanding common stock at an aggregate cost of $2,706,750 in open market purchases during the second quarter of 1997.

On April 7, 1997, the Company paid a quarterly cash dividend equal to $0.0625 per share on common stock outstanding as of the close of business on March 14, 1996, aggregating $214,000. On May 23, 1997, the Company declared a quarterly cash dividend of $0.0625 per share payable on July 3, 1997 to shareholders of record as of the close of business on June 13, 1997 aggregating $204,000.


RESULTS OF OPERATIONS

Interest Income. Interest income increased by $197,000 to $3.9 million for the three months ended June 30, 1997 compared to $3.7 million for the three months ended June 30, 1996. The increase in interest income was primarily due to a $14.1 million increase in the average balance of interest earning assets (primarily first mortgage and consumer loans) to $200.1 million for the three months ended June 30, 1997, from $186.0 million for the comparable 1996 period. The increase in the average balance in first mortgage loans and consumer loans (primarily second mortgage loans) generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured by one-to-four family residences and multi-family residences, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of first mortgage and consumer loans was offset in part by a decrease in the average yield on first mortgage loans, consumer loans and securities available for sale. The average yield on first mortgage loans decreased to 8.03% for the three months ended June 30, 1997 from 8.17% for the three months ended June 30, 1996, primarily due to a general decrease in market interest rates. The average yield on consumer loans decreased to 9.40% for the three months ended June 30, 1997 from 9.57% for the three months ended June 30, 1996, also primarily due to a general decrease in market interest rates. The average balance of securities held to maturity decreased $11.7 million, or 95.9%, and such securities were in part, replaced by lower yielding securities available for sale. The average yield on interest earning assets decreased from 8.04% for the three months ended June 30, 1996 to 7.86% for the three months ended June 30, 1997.

Interest income increased by $525,000 to $7.8 million for the six months ended June 30, 1997 compared to $7.3 million for the six months ended June 30, 1996. The increase in interest income was primarily due to a $16.5 million increase in the average balance of interest earning assets (primarily first mortgage and consumer loans) to $199.0 million for the six months ended June 30, 1997, from $182.5 million for the comparable 1996 period. The increase in the average balance in first mortgage loans and consumer loans (primarily second mortgage loans) generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured by one-to-four family residences and multi-family residences, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of first mortgage and consumer loans was offset in part by a decrease in the average yield on first mortgage loans, consumer loans and securities available for sale. The average yield on first mortgage loans decreased to 8.06% for the six months ended June 30, 1997 from 8.16% for the six months ended June 30, 1996, primarily due to a general decrease in market interest rates. The average yield on consumer loans decreased to 9.49% for the six months ended June 30, 1997 from 9.60% for the six months ended June 30, 1996, also primarily due to a general decrease in market interest rates. The average balance of securities held to maturity decreased $11.9 million, or 88.8%, and such securities were in part, replaced by lower yielding securities available for sale. The average yield on interest earning assets decreased from 8.03% for the six months ended June 30, 1996 to 7.89% for the six months ended June 30, 1997.

Interest Expense. Interest expense increased by $289,000 to $1.9 million for the three months ended June 30, 1997 compared to $1.6 million for the three months ended June 30, 1996. The increase in interest expense was primarily due to a $22.9 million increase in the average balance of interest bearing liabilities (primarily borrowed funds) to $152.7 million for the three months ended June 30, 1997 from $129.8 million for the comparable 1996 period. The increase in the average balance in borrowed funds in 1997 reflects the repayment of borrowed funds with the proceeds of the Reorganization in 1996 and the increase of borrowed funds subsequent to the Reorganization in order to fund asset growth. The average cost of interest bearing liabilities remained relatively stable for the three months ended June 30, 1997, reflecting an overall decline in the average cost of certificates of deposit and borrowed funds, the effect of which was offset by the increased average balances of certificates of deposit and borrowed funds, which generally have higher costs than passbook, NOW and money market accounts.

Interest expense increased by $306,000 to $3.8 million for the six months ended June 30, 1997 compared to $3.4 million for the six months ended June 30, 1996. The increase in interest expense was primarily due to a $13.0 million increase in the average balance of interest-bearing liabilities (primarily borrowed funds) to $150.7 million for the six months ended June 30, 1997 from $137.7 million for the comparable 1996 period.

The increase in the average balance in borrowed funds in 1997 reflects the repayment of borrowed funds with the proceeds of the Reorganization in 1996 and the increase of borrowed funds subsequent to the Reorganization in order to fund asset growth. The average cost of interest bearing liabilities remained relatively stable for the six months ended June 30, 1997, reflecting an overall decline in the average cost of certificates of deposit, passbook savings accounts and borrowed funds the effect of which was offset by the increased average balances of certificates of deposit and borrowed funds, which generally have higher costs than passbook, NOW and money market accounts.

Net Interest Income. Net interest income before provision for loan losses decreased by $91,000 to $2.0 million for the three months ended June 30, 1997 from $2.1 million for the three months ended June 30, 1996. The decrease is primarily due to the decrease in the excess of average interest earning assets over the average interest bearing liabilities. This net decrease was also due in part to the decrease in the Company's interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) from 3.06% for the three months ended June 30, 1996 to 2.88% for the three months ended June 30, 1997.

Net interest income before provision for loan losses increased by $218,000 to $4.1 million for the six months ended June 30, 1997 from $3.9 million for the six months ended June 30, 1996. The increase is due in part to the increase in the excess of average interest earning assets over average interest bearing liabilities. The impact of this net increase was offset in part by the decrease in the Company's interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) from 3.00% for the six months ended June 30, 1996 to 2.87% for the six months ended June 30, 1997.

The following tables set forth certain information relating to the Company's average balance sheets and reflect the average yield on assets and average cost of liabilities for the three and six month periods ended June 30, 1997 and 1996.

                                                          For Three Months Ended June 30,
                                          ----------------------------------------------------------------
                                                      1997                              1996
                                          -------------------------------   ------------------------------
                                          Average               Average     Average              Average
                                          Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                         ---------  --------  -----------  ---------  --------  ----------
                                                              (Dollars in thousands)
Assets:
 Interest-earning assets:
   First mortgage loans..............    $150,065    $3,014        8.03%   $134,168    $2,741        8.17%
   Consumer loans....................      22,924       537        9.40      20,640       491        9.57
   Securities available for sale.....      24,000       539        5.66      14,484       241        6.70
   Securities held to maturity.......         500         8        6.28      12,164       204        6.75
   Interest bearing cash.............       2,646        34        5.11       4,571        57        5.00
                                         --------    ------      ------    --------    ------     -------
     Total interest-earning assets...     200,135    $3,932        7.86%    186,027    $3,734        8.04%
                                                     ------      ------                ------     -------
   Noninterest-earning assets........       6,482                             4,500
                                         --------                          --------
     Total assets....................    $206,617                          $190,527
                                         ========                          ========

Interest-bearing liabilities:
  NOW and money market savings.......    $ 21,682    $  156        2.88%   $ 18,690    $  131        2.82%
  Passbook savings...................      17,538        98        2.25      18,781       105        2.25
  Certificates of Deposit............      91,466     1,326        5.81      88,280     1,308        5.96
  Borrowed funds.....................      21,983       316        5.76       4,055        64        6.30
                                         --------    ------      ------    --------    ------     -------
 Total interest-bearing liabilities..     152,668    $1,896        4.98%    129,805    $1,607        4.98%
                                                     ------      ------                ------     -------

 Noninterest-bearing liabilities.....      5,160                              5,245
                                        --------                           --------
   Total liabilities.................    157,828                            135,051
 Equity..............................     48,789                             55,476
                                        --------                           --------
   Total liabilities and equity......   $206,617                           $190,527
                                        ========                           ========

   Net interest income...............                $2,036                            $2,127
                                                     ======                            ======
   Net interest rate spread..........                               2.88%                             3.06%
                                                                  ======                            ======
   Net interest margin...............                               4.07%                             4.57%
                                                                  ======                            ======
   Ratio of average interest-earning.                             131.09%                           143.31%
                                                                  ======                            ======

                                                           For Six Months Ended June 30,
                                         -----------------------------------------------------------------
                                                      1997                             1996
                                         -------------------------------   -------------------------------
                                          Average               Average     Average              Average
                                          Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                         ---------  --------  -----------  ---------  --------  ----------
                                                              (Dollars in thousands)
Assets:
Interest-earning assets:
  First mortgage loans...............   $148,671     $5,995        8.06%   $132,885    $5,419         8.16%
  Consumer loans.....................     22,546      1,061        9.49      19,935       951         9.60
  Securities available for sale......     23,539        663        5.68      11,980       389         6.52
  Securities held to maturity........      1,500         49        6.61      13,413       447         6.71
  Interest bearing cash..............      2,715         68        5.08       4,266       106         4.99
                                         --------    ------      ------    --------    ------      -------
    Total interest-earning assets....    198,971     $7,837        7.89%    182,479    $7,312         8.03%
                                                     ------      ------                ------      -------
  Noninterest-earning assets.........      6,543                              4,389
                                        --------                           --------
    Total assets.....................   $205,514                           $186,868
                                        ========                           ========

Interest-bearing liabilities:
  NOW and money market savings.......   $ 21,189     $  302        2.87%   $ 18,260    $  256         2.81%
  Passbook savings...................     17,595        196        2.25      19,828       225         2.29
  Certificates of Deposit............     90,628      2,632        5.86      88,124     2,619         5.98
  Borrowed funds.....................     21,305        620        5.87      11,483       344         6.03
                                         --------    ------      ------    --------    ------      -------
 Total interest-bearing liabilities..    150,717     $3,750        5.02%    137,695    $3,444         5.03%
                                                     ------      ------                ------      -------
 Noninterest-bearing liabilities.....      5,537                              4,874
                                        --------                           --------
   Total liabilities.................    156,253                            142,569
 Equity..............................     49,261                             44,299
                                        --------                           --------
   Total liabilities and equity......   $205,514                           $186,868
                                        ========                           ========

   Net interest income...............                $4,086                            $3,868
                                                     ======                            ======
   Net interest rate spread..........                                 2.87%                           3.00%
                                                                    ======                          ======
   Net interest margin...............                                 4.11%                           4.24%
                                                                    ======                          ======
   Ratio of average interest-earning.                               132.02%                         132.52%
                                                                    ======                          ======

Provision for Loan Losses. The Company's provision for loan losses was $60,000 for each of the three months ended June 30, 1997 and 1996. The Company's provision for loan losses was $120,000 for each of the six months ended June 30, 1997 and 1996. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs (recoveries) were $(5,000) for the six months ended June 30, 1997 as compared to net charge offs of $3,000 for the six months ended June 30, 1996. The resulting allowance for loan losses was $2.1 million at June 30, 1997 as compared to $2.0 million at December 31, 1996 and $1.9 million at June 30, 1996. This increase in the allowance for the first six months of 1997 reflects the increase in total loans from $160.2 million at June 30, 1996 to $176.5 million at June 30, 1997. The level of nonperforming loans decreased to $132,000 at June 30, 1997 from $184,000 at December 31, 1996 and $277,000 at
June 30, 1996. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $117,000 to $599,000 for the three months ended June 30, 1997 from $482,000 for the three months ended June 30, 1996. The increase is due to increases in fees and service charges, abstract fees and other income. Fees and service charges increased $30,000, primarily due to increases in overdraft fees. Abstract fees increased $51,000 due to increased sales volume, which is in part attributable to the purchase of the assets of an abstract company in December, 1996. Other income increased $35,000 primarily due to increases in rental income from the Bank's investment in the Northridge Apartments Limited Partnership, which owns and operates a 44-unit apartment complex in Fort Dodge, Iowa, insurance sales and gains on the sale of foreclosed real estate, offset in part by decreases in annuity sales.

Total noninterest income increased by $179,000 to $1.1 million for the six months ended June 30, 1997 from $904,000 for the six months ended June 30, 1996. The increase is due to increases in fees and service charges, abstract fees and other income, offset by decreases in gain on sale of securities available for sale. Fees and service charges increased $60,000, primarily due to increases in overdraft fees. Abstract fees increased $111,000 due to increased sales volume, which is in part attributable to the purchase of the assets of an abstract company in December, 1996. Other income increased $22,000, primarily due to increases in rental income from the Bank's investment in the Northridge Apartments Limited Partnership, insurance sales and gains on the sale of foreclosed real estate, offset in part by decreases in annuity sales. Noninterest income for the six months ended June 30, 1996 also reflects gains on sales of securities available for sale of $14,000, while no such gains were recorded for the corresponding six month period in 1997.

Noninterest Expense. Total noninterest expense increased by $154,000 to $1.1 million for the three months ended June 30, 1997 from $965,000 for the three months ended June 30, 1996. The increase is primarily due to increases in salaries and employee benefits and other expenses, offset by decreases in SAIF deposit insurance premiums. The increase in salaries and benefits was primarily a result of the increased costs associated with the ESOP, normal salary increases and an increase in the number of employees at the Ames office. The increase in other expenses is primarily a result of higher expenditures for advertising, printing, postage and supplies and costs associated with the Bank's investment in the Northridge Apartments Limited Partnership. The decrease in SAIF deposit insurance premiums was primarily due to the enactment of legislation to lower assessment rates. The Company's efficiency ratio for the three months ended June 30, 1997 and 1996 were 42.48% and 36.98%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended June 30, 1997 and 1996 were 2.17% and 2.03%, respectively.

Total noninterest expense increased by $188,000 to $2.2 million for the six months ended June 30, 1997 from $2.0 million for the six months ended June 30, 1996. The increase is primarily due to increases in other expenses, offset by a decrease in SAIF deposit insurance premiums. The increase in other expenses is primarily a result of higher expenditures for professional fees, advertising, printing, postage and supplies and costs associated with the Bank's investment in the Northridge Apartments Limited Partnership. The decrease in SAIF deposit insurance premiums was primarily due to the enactment of legislation to lower assessment rates. The Company's efficiency ratio for the six months ended June 30, 1997 and 1996 were 43.11% and 42.76%, respectively. The Company's ratio of noninterest expense to average assets for the six months ended June 30, 1997 and 1996 were 2.17% and 2.18%, respectively.

Income Taxes. Income taxes decreased by $82,000 to $496,000 for the three months ended June 30, 1997 as compared to $578,000 for the three months ended June 30, 1996. The decrease was primarily due to a decrease in pre-tax earnings during the 1997 period as compared to the corresponding 1996 period and tax credits recognized from the Bank's investment in the Northridge Apartments Limited Partnership in 1997.

Income taxes increased by $23,000 to $972,000 for the six months ended June 30, 1997 as compared to $949,000 for the six months ended June 30, 1996. The increase was primarily due to an increase in pre-tax earnings during the 1997 period as compared to the corresponding 1996 period, offset in part by tax credits recognized from the Bank's investment in the Northridge Apartments Limited Partnership in 1997.

Net Income. Net income totalled $959,000 for the three months ended June 30, 1997, compared to $1.0 million for the same period in 1996.

Net income totalled $1.8 million for the six months ended June 30, 1997, compared to $1.7 million for the same period in 1996.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  Not applicable

Item 2.  Changes in Securities

  Not applicable

Item 3.  Defaults Upon Senior Securities

  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 1997 Annual Meeting of Stockholders on April 25, 1997. At the meeting, the stockholders of the Company considered and voted upon:

1.   The election as directors are as follows:

          Three-year term:  David M. Bradley
                            Robert H. Singer, Jr.
     The results of the election of directors are as follows:

                                      Votes
                                      -----
                         In favor                 Withheld
                         ---------                 --------

David M. Bradley         3,163,246                    9,321
Robert H. Singer, Jr.    3,162,965                    9,602

     There were no broker non-votes on this proposal.

2. The approval of Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan was approved by a vote of 2,691,708 in favor, 188,123 votes against and 31,541 votes abstaining.

There were 261,195 broker non-votes on this proposal.

3. The ratification of the engagement of McGladrey & Pullen LLP, as the Company's independent auditors, was approved by a vote of 3,137,214 in favor, 1,047 votes against and 34,226 votes abstaining.

There were 80 broker non-votes on this proposal.

Item 5.  Other Information

  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27. Financial data schedule. (Only submitted with filing in electronic format.)

Exhibit 99.1 Press Release (regarding the declaration of a dividend).

Exhibit 99.2 Press Release (regarding the issuance of limited financial information for the quarter ended June 30, 1997).

Exhibit 99.3 Press Release (regarding the announcement of a stock repurchase program).

Exhibit 99.4 Press Release (regarding the completion of a stock repurchase program).

(b)Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                               NORTH CENTRAL BANCSHARES, INC.

DATE:  August 13, 1997                         BY: /s/ David M. Bradley



                                                    David M. Bradley, CPA
                                                    Chairman, President and
                                                    Chief Executive Officer

DATE:  August 13, 1997                         BY: /s/ John L. Pierschbacher



                                                    John L. Pierschbacher, CPA
                                                    Principal Financial Officer