Form 10-Q
period 1997-09-30
NORTH CENTRAL BANCSHARES INC
filed 1997-11-13
CIK 1005188

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                    ----------------------------------------

                                   FORM 10-Q

[Mark One]
[   X   ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

     For the quarterly period ended September 30, 1997

[       ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

     For the transition period from ___________________________________ to
_____________________________________

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

                    Iowa                                 42-1449849
     ------------------------------------------------------------------
       (State or other jurisdiction of               (I. R. S. Employer
       incorporation or organization)              Identification Number)

               825 Central Avenue          Fort Dodge, Iowa 50501
               --------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code #(515)576-7531

                                      None
     -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                      -----    -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at November 13, 1997
-------------------------------------------------------------------------------

(Common Stock, $.01 par value)                                3,266,483

                         NORTH CENTRAL BANCSHARES, INC.

                                     INDEX


                                                                    Page

Part I.  Financial Information


               Item 1.  Consolidated Condensed
               Financial Statements (unaudited)                     1 to 5
               Consolidated Condensed Statements of
               Financial Condition at September 30,
               1997 and December 31, 1996                              1

               Consolidated Condensed Statements of
               Income for the three and nine months ended
               September 30, 1997 and 1996                             2

               Consolidated Condensed Statements of
               Cash Flows for the nine months ended
               September 30, 1997 and 1996                             3

               Notes to Consolidated Condensed Financial
               Statements                                           4 to 6

               Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                           7 to 14

               Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                       14

Part II.    Other Information                                       15 & 16

               Items 1 through 6                                       15

               Signatures                                              16

               Exhibits

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                           September 30,    December 31,
ASSETS                                                                         1997            1996
                                                                           ------------    ------------
Cash:
     Interest-bearing                                                      $  3,674,325    $  2,973,490
     Noninterest-bearing                                                        846,228         963,325
Securities available for sale                                                22,241,637      23,103,614
Securities held to maturity                                                          --       3,499,528
Loans receivable, net                                                       181,119,869     165,831,040
Accrued interest receivable                                                   1,328,799       1,327,733
Foreclosed real estate                                                          231,814         128,471
Premises and equipment, net                                                   2,015,152       1,780,392
Rental real estate                                                            2,083,625       1,775,844
Title plant                                                                     925,256         968,747
Deferred taxes                                                                   74,000         198,000
Prepaid expenses and other assets                                               592,683         542,351
                                                                           ------------    ------------

     Total assets                                                          $215,133,388    $203,092,535
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                              $139,254,875    $129,722,044
     Other borrowed funds                                                    25,550,000      22,335,000
     Advances from borrowers for taxes and insurance                            346,994         845,488
     Dividend payable                                                           203,624         230,344
     Income taxes payable                                                       118,930         182,826
     Accrued expenses and other liabilities                                     356,169         542,026
                                                                           ------------    ------------
       Total liabilities                                                    165,830,592     153,857,728
                                                                           ------------    ------------

COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock ($.01 par value, authorized 3,000,000 shares;
       issued and outstanding none)                                                  --              --
     Common Stock ($.01 par value, authorized 15,500,000 shares;
       issued and outstanding 4,011,057)                                         40,111          40,111
     Additional paid-in capital                                              37,895,518      37,796,611
     Retained earnings, substantially restricted                             22,760,386      20,531,604
     Unrealized gain on securities available for sale, net of
       income taxes                                                             364,532          73,097
     Treasury stock at cost (1997 753,074 shares; 1996 581,602 shares)      (10,496,411)     (7,789,661)
     Unearned shares, employee stock ownership plan                          (1,261,340)     (1,416,955)
                                                                           ------------    ------------
       Total stockholders' equity                                            49,302,796      49,234,807
                                                                           ------------    ------------

     Total liabilities and stockholders' equity                            $215,133,388    $203,092,535
                                                                           ============    ============

    See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
                                                                     Three Months Ended       Nine Months Ended
                                                                         September 30,           September 30,
                                                                   1997         1996         1997         1996
                                                                ----------   ----------  -----------   -----------
Interest Income:
     Loans receivable:
       First mortgage loans                                     $3,117,288   $2,823,390   $ 9,111,895  $ 8,241,977
       Consumer loans                                              562,520      521,388     1,623,475    1,472,851
Securities and cash deposits                                       419,857      479,904     1,200,805    1,421,624
                                                                ----------   ----------   -----------  -----------
                                                                 4,099,665    3,824,682    11,936,175   11,136,452
                                                                ----------   ----------   -----------  -----------
Interest expense:
     Deposits                                                    1,665,152    1,553,231     4,795,481    4,652,589
     Other borrowed funds                                          360,422      119,513       980,208      463,945
                                                                ----------   ----------   -----------  -----------
                                                                 2,025,574    1,672,744     5,775,689    5,116,534
                                                                ----------   ----------   -----------  -----------

     Net Interest Income                                         2,074,091    2,151,938     6,160,486    6,019,918

Provision for loan losses                                           60,000       60,000       180,000      180,000
                                                                ----------   ----------   -----------  -----------

Net interest income after provision for loan
     losses                                                      2,014,091    2,091,938     5,980,486    5,839,918
                                                                ----------   ----------   -----------  -----------

Noninterest income:
     Fees and service charges                                      163,074      166,355       472,074      415,458
     Abstract fees                                                 324,204      250,048       886,981      702,301
     Gain on sale of securities available for
        sale                                                            --           --            --       13,774
     Other income                                                  106,165       83,908       317,371      273,049
                                                                ----------   ----------   -----------  -----------

        Total noninterest income                                   593,443      500,311     1,676,426    1,404,582
                                                                ----------   ----------   -----------  -----------

Noninterest expense:
     Salaries and employee benefits                                551,866      466,115     1,607,769    1,495,268
     Premises and equipment                                        110,419       93,367       316,908      317,185
     Data processing                                                65,022       59,887       191,224      178,959
     SAIF deposit insurance premiums                                20,950      891,490        63,181    1,037,589
     Other expenses                                                362,813      320,913     1,160,676      843,321
                                                                ----------   ----------   -----------  -----------

        Total noninterest expense                                1,111,070    1,831,772     3,339,758    3,872,322
                                                                ----------   ----------   -----------  -----------

Income before income taxes                                       1,496,464      760,477     4,317,154    3,372,178

Provision for income taxes                                         523,347      260,216     1,495,563    1,209,599
                                                                ----------   ----------   -----------  -----------

Net Income                                                      $  973,117   $  500,261   $ 2,821,591  $ 2,162,579
                                                                ==========   ==========   ===========  ===========

Earnings per share                                              $     0.31   $     0.13   $      0.88  $      0.56
                                                                ==========   ==========   ===========  ===========

Dividends declared per common share                             $   0.0625   $   0.0625   $    0.1875  $    0.2250
                                                                ==========   ==========   ===========  ===========

  See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         1997           1996
                                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                           $  2,821,591   $  2,162,579
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                            180,000        180,000
     Depreciation, premises and equipment                                                 143,081        150,878
     Depreciation, rental real estate                                                      55,000             --
     Amortization and accretion                                                            73,508       (141,992)
     Deferred taxes                                                                       (57,825)      (125,964)
     Effect of contribution to employee stock ownership plan                              254,522        112,508
     (Gain) on sale of foreclosed real estate and loans, net                              (20,685)        (9,323)
     (Gain) on sale of securities available for sale                                           --        (13,774)
     Loss on disposal of equipment                                                          4,674         19,781
     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable                                  (1,066)        97,592
       (Increase) in income taxes receivable                                                   --        (89,199)
       (Increase) in prepaid expenses and other assets                                    (50,332)      (529,145)
       (Decrease) in income taxes payable                                                 (63,896)            --
       Increase (decrease) in accrued expenses and other liabilities                     (185,857)       766,841
                                                                                     ------------   ------------

           Net cash provided by operating activities                                    3,152,715      2,580,782
                                                                                     ------------   ------------


CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) in loans                                                           (3,376,990)    (5,188,068)
     Purchase of loans                                                                (12,259,359)    (7,370,289)
     Proceeds from sale of loans                                                          161,381             --
     Proceeds from sales and maturities of securities available for sale                3,933,750         53,891
     Purchase of securities available for sale                                         (2,664,973)   (14,274,965)
     Proceeds from maturities of securities held to maturity                            3,500,000      9,500,000
     Purchase of premises and equipment                                                  (413,815)      (325,874)
     Proceeds from sale of equipment                                                       31,300            100
     Purchase of rental real estate                                                      (362,781)            --
     Proceeds from sale of title plant                                                     43,491             --
     Other                                                                                (84,039)        16,885
                                                                                     ------------   ------------

          Net cash (used in) investing activities                                     (11,492,035)   (17,588,320)
                                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                           9,532,831      2,786,339
     Increase in advances from borrowers for taxes and insurance                         (498,494)      (413,499)
     Net change in short term borrowings                                              (10,000,000)   (10,500,000)
     Proceeds from other borrowed funds                                                16,250,000             --
     Payments of other borrowings                                                      (3,035,000)      (892,000)
     Proceeds from issuance of common stock                                                    --     25,412,159
     Payments for expenses incurred relating to conversion to stock form                       --       (871,592)
     Purchase of treasury stock                                                        (2,706,750)            --
     Dividends paid                                                                      (619,529)      (479,295)
                                                                                     ------------   ------------

          Net cash provided by financing activities                                     8,923,058     15,042,112
                                                                                     ------------   ------------

          Net increase  in cash                                                           583,738         34,574

CASH
     Beginning                                                                          3,936,815      3,071,642
                                                                                     ------------   ------------
     Ending                                                                          $  4,520,553   $  3,106,216
                                                                                     ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
     Interest paid to depositors                                                     $  4,757,337   $  4,632,704
     Interest paid on borrowings                                                        1,052,379        455,175
     Income taxes                                                                       1,619,750      1,424,761

       See Notes to Consolidated Condensed Financial Statements.

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

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

3.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three and nine month periods ended September 30, 1997, the weighted average number of shares outstanding were 3,121,633 and 3,201,605, respectively. For the three and nine month periods ended September 30, 1996, the weighted average number of shares outstanding were 3,852,586 and 3,872,209, respectively. The number of shares outstanding for the nine month period ended September 30, 1996 was restated to reflect the conversion ratio effected as part of the Reorganization.

4.   DIVIDENDS

On August 22, 1997, the Company declared a cash dividend on its common stock, payable on October 6, 1997 to stockholders of record as of September 15, 1997, equal to $0.0625 per share.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

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

6.  ACQUISITION OF VALLEY FINANCIAL CORP.

On September 18, 1997, the Company announced the execution of a definitive agreement to acquire Valley Financial Corp., a privately held Iowa corporation and parent company of Valley Savings Bank, FSB, Burlington, Iowa.

The acquisition is subject to approval by the shareholders of Valley, approval of the appropriate regulatory authorities and the satisfaction of certain other customary conditions. The acquisition will be accounted for as a purchase and is expected to close during the first quarter of 1998.

Under the terms of the Agreement, North Central will acquire in a cash transaction valued at $14.7 million, or $525.00 per share, all 28,050 shares outstanding of Valley's common stock. The pricing reflects 190.6% of Valley's June 30, 1997 book value and 13.0 times Valley's earnings for the twelve months ended June 30, 1997, as adjusted for the one-time SAIF charge. Valley's $7.7 million of capital stood at 6.95% of assets as of June 30, 1997 and earnings were $635,000 for the six months ended June 30, 1997.

Valley Savings Bank, FSB, a federally chartered savings bank, has two offices in Burlington, Iowa and one office in Mount Pleasant, Iowa. At June 30, 1997, Valley Savings Bank, FSB had assets of $110.9 million, loans of $60.2 million and deposits of $102.1 million.

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

ACQUISITION OF VALLEY FINANCIAL CORP.

On September 18, 1997, the Company announced the execution of a definitive agreement to acquire Valley Financial Corp., a privately held Iowa corporation and parent company of Valley Savings Bank, FSB, Burlington, Iowa.

Under the terms of the Agreement, North Central will acquire in a cash transaction valued at $14.7 million, or $525.00 per share, all 28,050 shares outstanding of Valley's common stock. The pricing reflects 190.6% of Valley's June 30, 1997 book value and 13.0 times Valley's earnings for the twelve months ended June 30, 1997, as adjusted for the one-time assessment to recapitalize the Savings Association Insurance Fund. Valley's $7.7 million of capital stood at 6.95% of assets as of June 30, 1997 and earnings were $635,000 for the six months ended June 30, 1997.

Valley Savings Bank, FSB, a federally chartered savings bank, has two offices in Burlington, Iowa and one office in Mount Pleasant, Iowa. At June 30, 1997, Valley Savings Bank, FSB had assets of $110.9 million, loans of $60.2 million and deposits of $102.1 million.

The acquisition of Valley will result in the merger of Valley Savings Bank with and into First Federal, with the three Valley branches continuing to operate as Valley Savings Bank, a division of First Federal. Doyle Ruble, the current President of Valley Savings Bank, will continue as President of the Valley Savings Bank division. The combined banking operation will have assets in excess of $300 million. The transaction, which will be accounted for as a purchase, is expected to close in the first quarter of 1998.

The transaction has the unanimous approval of the boards of directors of North Central and Valley. The acquisition is subject to approval by the shareholders of Valley, approval of the appropriate regulatory authorities and the satisfaction of certain other customary conditions. Each member of Valley's Board of Directors, representing in excess of 25% of the voting power of Valley, has individually agreed to vote such person's shares in favor of the transaction.

FINANCIAL CONDITION

Total assets increased $12.0 million, or 5.9%, to $215.1 million at September 30, 1997 compared to $203.1 million at December 31, 1996. Securities available for sale decreased $862,000, or 3.9%, primarily due to the maturities of several U.S. Treasury Notes and the call of certain equity securities, partially offset by the purchase of several U.S. Treasury Notes and the purchase of certain equity securities. Securities held to maturity decreased $3.5 million, or 100.0%, due to the maturities of several U.S. Treasury Notes and the Company's decision not to replace such securities at the present time, in order to allow the Company greater flexibility in managing its portfolio of investment securities. Total loans receivable, net, increased by $15.3 million, or 9.2%, from December 31, 1996, due primarily to originations of $18.5 million of first mortgage loans secured primarily by one-to-four family residences, purchases of $12.3 million of first mortgage loans secured by one-to-four family and multi-family residences and originations of $7.7 million of second mortgage loans, which originations and purchases were offset in part by payments and prepayments of loans (of approximately $26.4 million). The increase in loans receivable reflects the Company's strategy to leverage its balance sheet by increasing its loan portfolio, which strategy includes purchasing loans. Deposits increased $9.5 million, or 7.3%, from $129.7 million at December 31, 1996 to $139.3 million at September 30, 1997, reflecting an increases in certificates of deposit, NOW and money market accounts. These increases were primarily due to increased advertising by the Company to promote such products, the expansion of a branch of the Bank in Ames, Iowa and fluctuations in market interest rates. Other borrowings, primarily FHLB advances, increased by $3.2 million, to $25.6 million at September 30, 1997 from $22.3 million at December 31, 1996, primarily to fund asset growth which was not funded by deposit increases. Total stockholders' equity increased $68,000, from $49.2 million at December 31, 1996 to $49.3 million at September 30, 1997, primarily due to earnings, which were offset in part by stock repurchases and dividends declared. See "Capital".

CAPITAL

The Company's total stockholders' equity increased by $68,000 to $49.3 million at September 30, 1997 from $49.2 million at December 31, 1996, primarily due to earnings, which were offset in part by stock repurchases and dividends declared. The changes in stockholders' equity were also due to the unrealized gain on securities available for sale increased by $291,000 to $365,000 at September 30, 1997 from $73,000 at December 31, 1996. The unearned shares from the Employee Stock Ownership Plan (the "ESOP") decreased by $156,000 to $1.3 million at September 30, 1997 from $1.4 million at December 31, 1996, due to the release of shares by the ESOP to employees of the Bank.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 1997, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 1997 are as follows:

                        Amount   Percentage of Assets
                       --------  ---------------------
                           (dollars in thousands)
Tangible capital:
    Capital level       $36,908                 17.43%
    Less Requirement      3,177                  1.50%
                        -------                 -----
    Excess              $33,731                 15.93%
                        =======                 =====

Core capital:
     Capital level      $36,908                 17.43%
     Less Requirement     6,354                  3.00%
                        -------                 -----
     Excess             $30,544                 14.43%
                        =======                 =====

Risk-based capital:
     Capital level      $38,385                 32.67%
     Less Requirement     9,401                  8.00%
                        -------                 -----
     Excess             $28,984                 24.67%
                        =======                 =====


LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including principal and interest payment on loans), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including maturities of securities and other investments). During the first nine months of 1997 and 1996, principal payments and repayments on loans totalled $26.4 million and $23.3 million, respectively. The net increases in deposits during the first nine months of 1997 and 1996 totalled $9.5 million and $2.8 million, respectively. The proceeds from borrowed funds during the first nine months of 1997 totalled $16.3 million. During the first nine months of 1997 and 1996, the proceeds from the maturities and sales of securities totalled $7.4 million and $9.6 million, respectively. Cash provided from operating activities during the first nine months of 1997 and 1996 totalled $3.2 million and $2.6 million, respectively, of which $2.8 and $2.2 million, respectively, represented net income of the Company. In the first nine months of 1996, the Company also received net proceeds from the Reorganization of $24.5 million. The Company's primary use of funds is cash used to originate and purchase loans, repayment of borrowed funds and other financing activities. During the first nine months of 1997 and 1996, the Company's gross purchases and origination of loans totalled $42.8 million and $36.5 million, respectively. The repayment of borrowed funds during the first nine months of 1997 and 1996 totalled $13.0 million and $11.4 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see Statements of Cash Flows in the Condensed Consolidated Financial Statements.

OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified U.S. government, state or federal agency obligations) equal to a monthly average of not less than 5% of their net withdrawable deposits, plus short term borrowings. At September 30, 1997, the Bank's liquidity position was $11.8 million or 7.83% of liquid assets, compared to $13.1 million or 9.11% at December 31, 1996.

OTS regulations also require that thrift institutions such as the Bank maintain an average daily balance of short term liquid assets (cash, certain time deposits, banker's acceptances and specified U.S. government, state or federal agency obligations) equal to a monthly average of not less than 1% of their net withdrawable deposits, plus short term borrowings. At September 30, 1997, the Bank's short term liquidity position was $4.3 million or 2.85% of short term liquid assets, compared to $4.1 million or 2.84% at December 31, 1996.

Stockholders' equity totaled $49.3 million at September 30, 1997 compared to $49.2 million at December 31, 1996, reflecting the repurchase of the Company's common stock, the Company's earnings for the quarter, the amortization of the unallocated portion of shares held by the ESOP, dividends paid on common stock and the change in the net unrealized gains on securities, net of taxes. The Company repurchased 171,472 shares of its outstanding common stock at an aggregate cost of $2,706,750 in open market purchases during the nine months ended September 30, 1997.

On July 3, 1997, the Company paid a quarterly cash dividend equal to $0.0625 per share on common stock outstanding as of the close of business on June 13, 1997, aggregating $204,000. On August 22, 1997, the Company declared a quarterly cash dividend of $0.0625 per share payable on October 6, 1997 to shareholders of record as of the close of business on September 15, 1997 aggregating $204,000.

RESULTS OF OPERATIONS

Interest Income. Interest income increased by $275,000 to $4.1 million for the three months ended September 30, 1997 compared to $3.8 million for the three months ended September 30, 1996. The increase in interest income was primarily due to a $15.9 million increase in the average balance of interest earning assets (primarily first mortgage and consumer loans) to $206.9 million for the three months ended September 30, 1997, from $191.0 million for the comparable 1996 period. The increase in the average balance of first mortgage loans and consumer loans (primarily second mortgage loans) generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured by one-to-four family residences and multi-family residences, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of first mortgage and consumer loans was offset in part by a decrease in the average yield on first mortgage loans, consumer loans and securities available for sale. The average yield on first mortgage loans decreased to 8.04% for the three months ended September 30, 1997 from 8.09% for the three months ended September 30, 1996, primarily due to a general decrease in market interest rates. The average yield on consumer loans decreased to 9.50% for the three months ended September 30, 1997 from 9.56% for the three months ended September 30, 1996, also primarily due to a general decrease in market interest rates. The average balance of securities held to maturity decreased $8.5 million, or 100.0%, and such securities were in part, replaced by lower yielding securities available for sale. The lower rate on available for sale securities is due to lower market interest rates for the nine months ended September 30, 1997 and the call of certain equity securities whose rate were higher than the Company's average rate on available-for-sale securities. The average yield on interest earning assets decreased from 8.00% for the three months ended September 30, 1996 to 7.91% for the three months ended September 30, 1997.

Interest income increased by $800,000 to $11.9 million for the nine months ended September 30, 1997 compared to $11.1 million for the nine months ended September 30, 1996. The increase in interest income was primarily due to a $16.3 million increase in the average balance of interest earning assets (primarily first mortgage and consumer loans) to $201.6 million for the nine months ended September 30, 1997, from $185.3 million for the comparable 1996 period. The increase in the average balance of first mortgage loans and consumer loans (primarily second mortgage loans) generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured by one-to-four family residences and multi-family residences, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of first mortgage and consumer loans was offset in part by a decrease in the average yield on first mortgage loans, consumer loans and securities available for sale. The average yield on first mortgage loans decreased to 8.06% for the nine months ended September 30, 1997 from 8.13% for the nine months ended September 30, 1996, primarily due to a general decrease in market interest rates. The average yield on consumer loans decreased to 9.49% for the nine months ended September 30, 1997 from 9.59% for the nine months ended September 30, 1996, also primarily due to a general decrease in market interest rates. The average balance of securities held to maturity decreased $10.8 million, or 91.5%, and such securities were in part, replaced by lower yielding securities available for sale. The average yield on interest earning assets decreased from 8.02% for the nine months ended September 30, 1996 to 7.90% for the nine months ended September 30, 1997.

Interest Expense. Interest expense increased by $353,000 to $2.0 million for the three months ended September 30, 1997 compared to $1.7 million for the three months ended September 30, 1996. The increase in interest expense was primarily due to a $24.5 million increase in the average balance of interest bearing liabilities (primarily borrowed funds and certificates of deposit) to $158.8 million for the three months ended September 30, 1997 from $134.3 million for the comparable 1996 period. The increase in the average balance in borrowed funds in 1997 reflects the repayment of borrowed funds with the proceeds of the Reorganization in 1996 and the increase of borrowed funds subsequent to the Reorganization in order to fund asset growth. The average cost of interest bearing liabilities increased to 5.06% for the three months ended September 30, 1997 from 4.96% for the three months ended September 30, 1996, primarily due to the increase in the average balance of borrowed funds and increases in the average balance of certificates of deposit, each of which bears interest at a rate greater than the average interest bearing liabilities.

Interest expense increased by $659,000 to $5.8 million for the nine months ended September 30, 1997 compared to $5.1 million for the nine months ended September 30, 1996. The increase in interest expense was primarily due to a $16.8 million increase in the average balance of interest bearing liabilities (primarily borrowed funds and certificates of deposit) to $153.4 million for the nine months ended September 30, 1997 from $136.6 million for the comparable 1996 period. The increase in the average balance in borrowed funds in 1997 reflects the repayment of borrowed funds with the proceeds of the Reorganization in 1996 and the increase of borrowed funds subsequent to the Reorganization in order to fund asset growth. The average cost of interest bearing liabilities increased to 5.03% for the nine months ended September 30, 1997 from 5.00% for the three months ended September 30, 1996, primarily due to the increase in the average balance of borrowed funds and increases in the average balance of certificates of deposit, each of which bears interest at a rate greater than the average interest bearing liabilities.

Net Interest Income. Net interest income before the provision for loan losses decreased by $78,000 to $2.1 million for the three months ended September 30, 1997 from $2.2 million for the three months ended September 30, 1996. The decrease is primarily due to the decrease in the excess of average interest earning assets over the average interest bearing liabilities. This net decrease was also due in part to the decrease in the Company's interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) from 3.04% for the three months ended September 30, 1996 to 2.85% for the three months ended September 30, 1997. The decline in the spread reflects the general decline in the overall yields on interest-earning assets combined with the increase in the average balance of borrowed funds and certificates of deposit which have higher average costs than other interest-bearing liabilities.

Net interest income before provision for loan losses increased by $141,000 to $6.2 million for the nine months ended September 30, 1997 from $6.0 million for the nine months ended September 30, 1996. The increase is primarily due to increases in the average interest earning assets and increased in the average interest bearing liabilities. This net increase was offset in part due to the decrease in the Company's interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) from 3.02% for the nine months ended September 30, 1996 to 2.87% for the nine months ended September 30, 1997. The decline in the spread reflects the general decline in the overall yields on interest-earning assets combined with the increase in the average balance of borrowed funds and certificates of deposit which have higher average costs than other interest-bearing liabilities.

The following tables set forth certain information relating to the Company's average balance sheets and reflect the average yield on assets and average cost of liabilities for the three and nine month periods ended September 30, 1997 and 1996.

                                                             For Nine Months Ended September 30,
                                               ---------------------------------------------------------------
                                                            1997                             1996
                                               ------------------------------   ------------------------------
                                               Average              Average      Average              Average
                                               Balance   Interest  Yield/Cost    Balance  Interest  Yield/Cost
                                               --------  --------  ----------   --------  --------  ----------
                                                                    (Dollars in thousands)
Assets:
  Interest-earning assets:
    First mortgage loans.....................  $150,782  $ 9,112        8.06%   $135,109  $ 8,242        8.13%
    Consumer loans...........................    22,862    1,623        9.49      20,524    1,473        9.59
    Securities available for sale............    23,172    1,004        5.79      14,292      692        6.47
    Securities held to maturity..............     1,000       49        6.58      11,775      595        6.75
    Interest bearing cash....................     3,794      148        5.21       3,613      134        4.97
                                               --------  -------      ------    --------  -------      ------
      Total interest-earning assets..........   201,610  $11,936        7.90%    185,313  $11,136        8.02%
                                                         -------      ------              -------      ------
  Noninterest-earning assets.................     6,594                            4,574
                                               --------                         --------
      Total assets...........................  $208,204                         $189,887
                                               ========                         ========

Liabilities and Equity:
  Interest-bearing liabilities:
    NOW and money market savings.............  $ 21,540  $   466        2.89%   $ 18,538  $   394        2.84%
    Passbook savings.........................    17,521      295        2.25      19,361      330        2.28
    Certificates of deposit..................    92,122    4,035        5.86      88,270    3,928        5.94
    Borrowed funds...........................    22,215      980        5.90      10,392      464        5.96
                                               --------  -------      ------    --------  -------      ------
      Total interest-bearing liabilities.....   153,398  $ 5,776        5.03%    136,561  $ 5,116        5.00%
                                                         -------      ------              -------      ------

  Noninterest-bearing liabilities............     5,678                            5,094
                                               --------                         --------
      Total liabilities......................   159,076                          141,655
  Equity.....................................    49,128                           48,232
                                               --------                         --------
      Total liabilities and equity...........  $208,204                         $189,887
                                               ========                         ========

Net interest income..........................            $ 6,160                          $ 6,020
                                                         =======                          =======
Net interest rate spread.....................                           2.87%                            3.02%
                                                                      ======                           ======
Net interest margin..........................                           4.07%                            4.33%
                                                                      ======                           ======
Ratio of average interest-earning assets to..                         131.43%                          135.70%
  average interest-bearing liabilities.......                         ======                           ======

                                                             For Three Months Ended September 30,
                                               ---------------------------------------------------------------
                                                            1997                             1996
                                               ------------------------------   ------------------------------
                                               Average              Average      Average              Average
                                               Balance   Interest  Yield/Cost    Balance  Interest  Yield/Cost
                                               --------  --------  ----------   --------  --------  ----------
                                                                   (Dollars in thousands)
Assets:
  Interest-earning assets:
    First mortgage loans.....................  $155,005  $ 3,118        8.04%   $139,558  $ 2,823        8.09%
    Consumer loans...........................    23,493      563        9.50      21,701      521        9.56
    Securities available for sale............    22,438      340        6.02      18,917      304        6.38
    Securities held to maturity..............        --       --          --       8,498      148        6.92
    Interest bearing cash....................     5,954       79        5.29       2,307       29        4.93
                                               --------  -------      ------    --------  -------      ------
      Total interest-earning assets..........   206,890  $ 4,100        7.91%    190,981  $ 3,825        8.00%
                                                         -------      ------              -------      ------
  Noninterest-earning assets.................     6,695                            4,944
                                               --------                         --------
      Total assets...........................  $213,585                         $195,925
                                               ========                         ========

Liabilities and Equity:
  Interest-bearing liabilities:
    NOW and money market savings.............  $ 22,241  $   164        2.92%   $ 19,096  $   139        2.89%
    Passbook savings.........................    17,371       99        2.25      18,427      103        2.23
    Certificates of deposit..................    95,115    1,403        5.85      88,562    1,311        5.89
    Borrowed funds...........................    24,033      360        5.95       8,210      120        5.79
                                               --------  -------      ------    --------  -------      ------
      Total interest-bearing liabilities.....   158,760  $ 2,026        5.06%    134,295  $ 1,673        4.96%
                                                         -------      ------              -------      ------

  Noninterest-bearing liabilities............     5,961                            5,531
                                               --------                         --------
      Total liabilities......................   164,721                          139,826
  Equity.....................................    48,864                           56,099
                                               --------                         --------
      Total liabilities and equity...........  $213,585                         $195,925
                                               ========                         ========

Net interest income..........................            $ 2,074                          $ 2,152
                                                         =======                          =======
Net interest rate spread.....................                           2.85%                             3.04%
                                                                      ======                            ======
Net interest margin..........................                           4.01%                             4.51%
                                                                      ======                            ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities.......                         130.32%                           142.21%
                                                                      ======                            ======

                                     -12-

Provision for Loan Losses. The Company's provision for loan losses was $60,000 for each of the three months ended September 30, 1997 and 1996. The Company's provision for loan losses was $180,000 for each of the nine months ended September 30, 1997 and 1996. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $13,000 for the nine months ended September 30, 1997 as compared to net charge offs of $9,000 for the nine months ended September 30, 1996. The resulting allowance for loan losses was $2.1 million at September 30, 1997 as compared to $2.0 million at December 31, 1996 and $1.9 million at September 30, 1996. This increase in the allowance for the first nine months of 1997 reflects the increase in total loans from $164.4 million at September 30, 1996 to $185.0 million at September 30, 1997. The level of nonperforming loans increased to $244,000 at September 30, 1997 from $184,000 at December 31, 1996, yet reflected a decrease from $287,000 at September 30, 1996. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $93,000 to $593,000 for the three months ended September 30, 1997 from $500,000 for the three months ended September 30, 1996. The increase is due to increases in abstract fees and other income. Abstract fees increased $74,000 due to increased sales volume, which is in part attributable to the purchase of the assets of an abstract company in December, 1996. Other income increased $22,000 primarily due to increases in rental income from the Bank's investment in the Northridge Apartments Limited Partnership, which owns and operates a 44-unit apartment complex in Fort Dodge, Iowa, offset in part by decreases in annuity sales and insurance sales. Other income for the three months ended September 30, 1996 also reflects losses on the sale of equipment, while no such losses were recorded for the corresponding three month period in 1997.

Total noninterest income increased by $272,000 to $1.7 million for the nine months ended September 30, 1997 from $1.4 million for the nine months ended September 30, 1996. The increase is due to increases in fees and service charges, abstract fees and other income, offset by decreases in gain on sale of securities available for sale. Fees and service charges increased $57,000, primarily due to increases in overdraft fees and checking account service charges. Abstract fees increased $185,000 due to increased sales volume, which is in part attributable to the purchase of the assets of an abstract company in December, 1996. Other income increased $44,000, primarily due to increases in rental income from the Bank's investment in the Northridge Apartments Limited Partnership, offset in part by decreases in annuity sales and insurance sales. Other income for the nine months ended September 30, 1996 also reflects losses on the sale of equipment, while no such losses were recorded for the corresponding three month period in 1997. Noninterest income for the nine months ended September 30, 1996 also reflects gains on sales of securities available for sale of $14,000, while no such gains were recorded for the corresponding nine month period in 1997.

Noninterest Expense. Total noninterest expense decreased by $721,000 to $1.1 million for the three months ended September 30, 1997 from $1.8 million for the three months ended September 30, 1996. The decrease is primarily due to the $817,000 one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). Absent the one-time assessment, the noninterest expense for the three months ended September 30, 1997 increased $96.000 over the corresponding period in 1996. The increase is primarily due to increases in salaries and employee benefits and other expenses, offset by decreases in SAIF deposit insurance premiums. The increase in salaries and benefits was primarily a result of the increased costs associated with the ESOP, normal salary increases and an increase in the number of employees at the Ames office and at First Iowa Title Services, Inc. The increase in other expenses is primarily a result of higher expenditures for advertising, employee expenses and costs associated with the Bank's investment in the Northridge Apartments Limited Partnership, offset in part by decreases in professional fees. The decrease in SAIF deposit insurance premiums, excluding the one-time assessment, was primarily due to the enactment of legislation which decreased assessment rates for institutions such as the Bank. The Company's efficiency ratio, excluding the one-time SAIF assessment, for the three months ended September 30, 1997 and 1996 were 41.65% and 38.25%, respectively. The Company's ratio of noninterest expense to average assets, excluding the one-time SAIF assessment, for the three months ended September 30, 1997 and 1996 were 2.08% and 2.07%, respectively.

Total noninterest expense decreased by $533,000 to $3.3 million for the nine months ended September 30, 1997 from $3.9 million for the nine months ended September 30, 1996. The decrease is primarily due to the $817,000 one-time special SAIF assessment accrued during the third quarter of 1996. Absent the one-time assessment, noninterest expense for the nine months ended September 30, 1997 increased $284,000 over the corresponding period in 1996. The increase is primarily due to increases in salaries and employee benefits and other expenses, offset by decreases in SAIF deposit insurance premiums. The increase in salaries and benefits was primarily a result of the increased costs associated with the ESOP, normal salary increases and an increase in the number of employees at the Ames office and at First Iowa Title Services, Inc., offset in part by the costs incurred in the 1996 period related to the adoption of a retirement plan for the benefit of the former chairman of the board. The increase in other expenses is primarily a result of higher expenditures for professional fees, advertising and costs associated with the Bank's investment in the Northridge Apartments Limited Partnership. The decrease in SAIF deposit insurance premiums, excluding the one-time assessment, was primarily due to the enactment of legislation which decreased assessment rates for institutions such as the Bank. The Company's efficiency ratio, excluding the one-time SAIF assessment, for the nine months ended September 30, 1997 and 1996 were 42.62% and 41.15%, respectively. The Company's ratio of noninterest expense to average assets, excluding the one-time SAIF assessment, for the nine months ended September 30, 1997 and 1996 were 2.14% and 2.15%, respectively.

Income Taxes. Income taxes increased by $263,000 to $523,000 for the three months ended September 30, 1997 as compared to $260,000 for the three months ended September 30, 1996. The increase was primarily due to an increase in pre-tax earnings during the 1997 period as compared to the corresponding 1996 period, offset in part by the tax credits recognized from the Bank's investment in the Northridge Apartments Limited Partnership in 1997.

Income taxes increased by $286,000 to $1.5 million for the nine months ended September 30, 1997 as compared to $1.2 million for the nine months ended September 30, 1996. The increase was primarily due to an increase in pre-tax earnings during the 1997 period as compared to the corresponding 1996 period, offset in part by tax credits recognized from the Bank's investment in the Northridge Apartments Limited Partnership in 1997.

Net Income. Net income totaled $973,000 for the three months ended September 30, 1997, compared to $500,000 for the same period in 1996.

Net income totaled $2.8 million for the nine months ended September 30, 1997, compared to $2.2 million for the same period in 1996.

Year 2000 Compliance. Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

The Company, working with its outside service providers, has initiated a project to ensure that its computer systems are year 2000 compliant. The Company believes that the costs associated with insuring year 2000 compliance will not materially affect the Company's future operating results or financial condition.


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  Not applicable

Item 2.  Changes in Securities and Use of Proceeds

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

Exhibit 99.2 Press Release (regarding the execution of a definitive agreement for North Central Bancshares, Inc. to acquire Valley Financial Corp. and its wholly-owned subsidiary, Valley Savings Bank, FSB, Burlington, Iowa)

Exhibit 99.3 Press Release (regarding the issuance of limited financial information for the quarter ended September 30, 1997).

(b)Reports on Form 8-K

A Form 8-K was filed on September 18, 1997 to report, pursuant to Item 5, the execution of a definitive agreement for North Central Bancshares, Inc. to acquire Valley Financial Corp.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   NORTH CENTRAL BANCSHARES, INC.

DATE:  November 13, 1997           BY: /s/ David M. Bradley



                                   David M. Bradley, CPA
                                   Chairman, President and
                                   Chief Executive Officer

DATE:  November 13, 1997           BY:  /s/ John L. Pierschbacher



                                   John L. Pierschbacher, CPA
                                   Principal Financial Officer