Form 10-K405
period 1997-12-31
NORTH CENTRAL BANCSHARES INC
filed 1998-03-31
CIK 1005188

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR

    THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ______________ to ________________

                                   0-27672
                           (Commission File Number)

                        NORTH CENTRAL BANCSHARES, INC.
            (Exact Name of Registrant as Specified in its Charter)

                IOWA                                    421449849
    (State or Other Jurisdiction                    (I.R.S. Employer
  of Incorporation or Organization)              Identification Number)

 c/o FIRST FEDERAL SAVINGS BANK OF IOWA
  825 CENTRAL AVENUE, FORT DODGE, IOWA                    50501
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
YES  X       NO
    ---         ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.   [X]

    As of March 20, 1998, there were issued and outstanding 3,266,483 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of February 28, 1998 $62,160,588.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the Registrant's 1998 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

=============================================================================

                                    PART I

ITEM 1.  BUSINESS

GENERAL

         North Central Bancshares, Inc. (the "Holding Company"), an Iowa corporation, is the holding company for First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) (the "Bank"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company." The Holding Company was organized on December 5, 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in connection with the conversion and reorganization of the Bank and North Central Bancshares, M.H.C. (the "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Conversion"). On March 20, 1996, upon completion of the Conversion, the Holding Company issued an aggregate of 4,011,057 shares of its Common Stock, par value $0.01 per share, of which 1,385,590 shares were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were cancelled, and 2,625,467 shares of which were sold in Subscription and Community Offerings at a price of $10.00 per share, with gross proceeds amounting to $26,254,670. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly- owned subsidiary, the Bank.

         The Holding Company's executive offices are located at the home office of the Company at 825 Central Avenue, Fort Dodge, Iowa. The Holding Company's telephone number is (515) 576-7531.

FIRST FEDERAL SAVINGS BANK OF IOWA

         The Bank is a federally chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and six branch offices located in Iowa. Three of the Bank's branches are located in north central Iowa, in the cities of Fort Dodge, Nevada and Ames. On January 30, 1998, the Bank completed the acquisition of Valley Financial Corp., an Iowa corporation, and the holding company for Valley Savings Bank, FSB (the "Acquisition"). See "Acquisition of Valley Financial Corp." As a result of the Acquisition, the Bank also has three branches in southeastern Iowa, in the cities of Burlington and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was chartered originally in 1954, and on May 7, 1987 became a federally chartered savings bank. The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market areas, and investing such deposits in one-to-four family residential real estate mortgages and multifamily mortgages and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. The Bank's deposits are insured by the FDIC under the SAIF. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1954. At December 31, 1997, the Bank had total assets of $223.4 million, total deposits of $141.7 million, and total shareholders' equity of $39.3 million.

         The Bank's principal executive office is located at 825 Central Avenue, Fort Dodge, Iowa and its telephone number at that address is (515) 576-7531.

ACQUISITION OF VALLEY FINANCIAL CORP.

         As of the close of business on January 30, 1998, the Bank completed the Acquisition of Valley Financial Corp., ("Valley Financial"), pursuant to an Agreement and Plan of Merger, dated as of September 18, 1997, (the "Merger Agreement"). The Acquisition resulted in the merger of Valley Financial's wholly owned subsidiary, Valley Savings Bank, FSB ("Valley Savings") with and into the Bank, with the Bank as the resulting financial institution (the "Bank Merger"). Valley Savings, headquartered in Burlington, Iowa was a federally-chartered stock savings bank with three branch offices located in southeastern Iowa. The former offices of Valley Savings are being operated as a division of the Bank.

         In connection with the Acquisition, each share of Valley Financial's common stock, par value $1.00 per share, issued and outstanding (other than shares held as treasury stock of Valley Financial) was cancelled and converted automatically into the right to receive $525.00 per share in cash pursuant to the terms and conditions of the Merger Agreement. As a result of the Acquisition, shareholders of Valley Financial were paid a total of $14,726,250 in cash. The Acquisition is expected to be slightly accretive to earnings in 1998. The source of funds for the Acquisition consisted of the Bank's accumulation of its cash flow from the maturity of short-term liquid investments, principal and interest on loans, sale of other investment securities, other cash receipts, net of operating expenses and other projected disbursements.

MARKET AREA AND COMPETITION

         The Company is an independent savings and loan company serving its primary market area of Webster and Story Counties, which are located in the central and north central part of the State of Iowa. As a result of the Acquisition, the Company also operates branch locations in Burlington and Mount Pleasant, Iowa. The Company's market area is influenced by agriculture as well as gypsum mining, retail sales, professional services and public education. The Company is headquartered in Fort Dodge, the Webster County seat, where it operates two Company locations. The Company's Nevada branch operates in the city of Nevada, Iowa, the county seat for Story County. Nevada is located close to Ames, the location of Iowa State University, and is also located 35 miles from Des Moines, the state capital. The Company's Ames branch operates in the city of Ames, Iowa and is also located 30 miles from Des Moines. Fort Dodge has become a strong retail center for North Central Iowa and Nevada and Ames are significantly influenced by the proximity of Iowa State University and certain Iowa state government agencies. Burlington, the county seat of Des Moines County, is a strong retail center for southeastern Iowa. Mount Pleasant is the county seat of Henry County. Major employers and industries within the Company's market area include Trinity Regional Hospital, Iowa Central Community College, Iowa State University, Iowa Department of Transportation, Fort Dodge Animal Health, Celotex, U.S. Gypsum and Goldbond (gypsum mining companies), Decker Trucking Company, Smithway Trucking Company, and Donnelley Marketing Company. Construction is underway on a 700 bed prison which will employ approximate 280 people in Fort Dodge, Iowa.

The unemployment rate for Webster County as of December 1997 was 3.5%, compared to the national rate of 4.7% and the State of Iowa rate of 2.9%. The unemployment rate for Story County was 2.2%.

         The Nevada, Iowa and Ames, Iowa markets have been a source of loan and depositor growth for the Company in recent periods, and the Company expects to continue to pursue lending and deposit growth opportunities in these markets, as well as the markets in Burlington, Iowa and Mount Pleasant, Iowa. However, due to the loan demand in the Company's overall market area, increased competition, and the Company's decision to diversify its loan portfolio, the Company has originated and purchased loans (primarily multifamily loans) from out of state. The Company intends to continue such originations and purchases pursuant to its underwriting standards for Company-originated loans.

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


LENDING ACTIVITIES

         Loan Portfolio Composition. The principal components of the Company's loan portfolio are fixed- and adjustable-rate first mortgage loans secured by one-to-four family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential real estate and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. At December 31, 1997, the Company's loans receivable totalled $194.7 million, of which $115.8 million, or 59.5% were one-to-four family residential real estate first mortgage loans, and $55.1 million, or 28.3%, were other first mortgage loans, primarily purchased multifamily and commercial real estate loans. Consumer loans, consisting primarily of automobile loans and second mortgage loans, totalled $23.7 million, or 12.2% of the Company's loan portfolio.

         Savings associations, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. For the year ended December 31, 1997, it was the Company's policy to limit loans to one borrower to $1.5 million. Exceptions to this policy are made on a case by case basis and only with approval of the Company's Board of Directors. At December 31, 1997, the Company's largest aggregate outstanding loan to one borrower was $1.3 million and the second largest borrower had an aggregate balance of $1.26 million, both of which were first mortgage multifamily residential real estate loans and both were performing as of that date.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated:

                                                                      At December 31,
                                 -------------------------------------------------------------------------------------------------
                                        1997                1996                1995                1994               1993
                                 ------------------ ------------------- ------------------- ------------------- ------------------
                                          Percent             Percent             Percent             Percent             Percent
                                  Amount  of Total    Amount  of Total    Amount  of Total    Amount  of Total    Amount  of Total
                                 -------- --------- --------- --------- --------- --------- --------- --------- --------- --------
                                                                  (Dollars in thousands)
First mortgage loans:
  One-to-four family
  residential(1)                 $115,763   59.48%   $107,168   63.44%   $ 94,876   62.70%   $ 84,203   65.48%   $ 76,843   63.98%
Multifamily                        51,345   26.38      34,488   20.42      31,622   20.90      21,474   16.70      22,490   18.73
Commercial                          3,800    1.95       5,225    3.09       5,825    3.85       6,163    4.79       6,472    5.39
                                 --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
  Total first mortgage loans      170,908   87.81     146,881   86.95     132,323   87.45     111,840   86.97     105,805   88.10
                                 --------  ------    --------  ------    --------  ------    --------  ------    --------  ------

Consumer loans:
  Automobiles                    $  4,696    2.41%    $ 4,155    2.46%   $  2,967    1.96%   $  2,889    2.25%   $  1,993    1.66%
  Second mortgage(2)               16,226    8.34      15,303    9.06      13,284    8.78      10,735    8.35       8,481    7.06
  Other(3)                          2,796    1.44       2,582    1.53       2,736    1.81       3,127    2.43       3,818    3.18
                                 --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
    Total consumer loans           23,718   12.19      22,040   13.05      18,987   12.55      16,751   13.03      14,292   11.90
                                 --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
    Total loans receivable       $194,626  100.00%   $168,921  100.00%   $151,310  100.00%   $128,591  100.00%   $120,097  100.00%

Less:
  Undisbursed portion of
  construction loans             $    453    0.23%   $    371    0.22%   $    782    0.52%   $  1,048    0.81%   $    309    0.26%
Unearned loan discount                424    0.22         525    0.31         682    0.45       1,013    0.79       1,368    1.14
Net deferred loan origination
 fee                                  349    0.18         241    0.14         238    0.16         203    0.16         148    0.12
  Allowance for loan losses         2,151    1.11       1,953    1.16       1,736    1.14       1,543    1.20       1,305    1.09
                                 --------  ------    --------  ------    --------  ------    --------  ------    --------  ------
  Total loans receivable, net    $191,249   98.26%   $165,831   98.17%   $147,872   97.73%   $124,784   97.04%   $116,967   97.39%
                                 ========  ======    ========  ======    ========  ======    ========  ======    ========  ======

_______________________

(1) Includes interest-only construction loans that convert to permanent loans.
(2) Second mortgage loans included $1.1 million, $862,000, $724,000, $403,000 and $362,000 (in actual dollars) of nonowner-occupied residential first mortgage loans at December 31, 1997, 1996, 1995, 1994 and 1993 respectively.
(3)      Other consumer loans included $269,000, $213,000, $299,000, $499,000 and $770,000 (in actual dollars) of commercial mortgage loans at December 31, 1997, 1996, 1995, 1994 and 1993 respectively.

         Loan Maturity Schedule. The following table sets forth the maturity or period to repricing of the Company's loan portfolio at December 31, 1997. Overdraft lines of credit are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.


                              AT DECEMBER 31, 1997
-------------------------------------------------------------------------------
 WITHIN       1-3         3-5        5-10       10-20     BEYOND 20
 1 YEAR      YEARS       YEARS       YEARS      YEARS       YEARS       TOTAL
-------     -------     -------     -------    -------     -------     --------
                                 (IN THOUSANDS)


$19,259     $14,695     $23,924     $47,194    $10,126     $   565     $115,763
 21,817       9,349      11,480       8,125        574           -       51,345
  1,918         613         792           -        477           -        3,800
  2,700       7,644      12,749         611         14           -       23,718
-------     -------     -------     -------    -------     -------     --------
$45,694     $32,301     $48,945     $55,930    $11,191     $   565     $194,626
=======     =======     =======     =======    =======     =======     ========


________________________

(1) One-to-four family loans include $77.5 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and are annually adjustable thereafter. $44.0 million of these loans with repricing periods greater than 5 years have been classified as fixed rate loans. $33.5 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.
(2)      Includes second mortgage loans of $16.2 million at December 31, 1997.


         The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 1997 due after December 31, 1998.

                               Due After December 31, 1998
                           ---------------------------------
                            Fixed     Adjustable       Total
                           -------      -------       -------
                                   (In thousands)
First mortgage loans:
  One-to-four family       $58,413      $38,091       $96,504
   residential(1)
  Multifamily                7,098       22,430        29,528
  Commercial                   785        1,097         1,882
Consumer loans (2)          20,996           22        21,018
                           -------      -------       -------
    Total                  $87,292      $61,640      $148,932
                           =======      =======       =======

(1) One-to-four family loans include $77.1 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and
     are annually adjustable thereafter.   $44.0 million of these loans with
     repricing periods greater than 5 years have been classified as fixed rate loans. $33.1 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.
(2)  Includes second mortgage loans of $15.0 million at December 31, 1997.

         One-to-Four Family Residential Real Estate Loans. Traditionally, the Company's primary lending activity consists of the origination of fixed- and adjustable-rate one-to-four family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company's market area. The Company intends to pursue this strategy in southeastern Iowa, which has been added to the Company's market area as a result of the Acquisition. See "Acquisition of Valley Financial Corp." The Company also originates one-to-four family, interest only construction loans that convert to permanent loans after an initial construction period that generally does not exceed nine months. At December 1997, 50.5% of the Company's residential real estate loans had fixed rates, and 49.5% had adjustable rates.

         The Company is a portfolio lender and generally does not sell loans in the secondary mortgage market. However, the Company's one-to-four family, fixed-rate, residential real estate loans generally are originated and underwritten according to standards that qualify such loans to be included in Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market. By action of the Board of Directors, on a case-by-case basis, the Company has sold fixed-rate loans with maturities equal to or in excess of 15 years, servicing retained, in the secondary mortgage market. For the year ended December 31, 1997, the Company sold $815,000 of mortgage loans consisting of ten one-to-four family residential mortgage loans. One-to-four family loans are underwritten and originated according to policies approved by the Board of Directors.

         Originations of one-to-four family fixed-rate first mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company's interest rate gap position, and loan products offered by the Company's competitors. The Company's one-to-four family fixed-rate first mortgage loans amortize on a monthly basis with principal and interest due each month. To make the Company's fixed-rate loan portfolio more interest rate sensitive, the Company currently emphasizes the origination of fixed-rate loans with terms of 15 years or less to be held in portfolio. The Company also offers 7-year fixed-rate first mortgage loans that convert to adjustable-rate loans that adjust on an annual basis after the initial fixed rate term. The overall maturity of these loans may be up to 30 years. The Company determines whether a customer qualifies for these loans based upon the initial fixed interest rate.

         The Company's adjustable rate mortgage loans, or "ARM loans", are generally originated for terms of up to 30 years, with interest rates that adjust annually. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. Currently, the Company offers ARM loans with annual rate caps of 1.5% and maximum life-of-loan caps of 11.95%. Prior to 1995, the Company's ARM loans originated for retention in its portfolio generally were based on the 11th District Cost of Funds Index, a lagging market index. At present, the interest rate on its ARM loans is calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year. The Company currently offers one-year ARM loans with initially discounted rates, often known as "teaser rates." The Company determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated, rather than the introductory or "teaser" rate or the maximum life-of-the rate to which the loan could adjust. In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One-to- four family residential ARM loans totalled $57.3 million, or 29.4%, of the Company's total net loan portfolio at December 31, 1997.

         The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company's credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk. See Item 7A. "Discussion of Market Risk- Interest Rate Sensitivity Analysis".

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

         Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. See Item 1. "Regulation-Regulation of Federal Savings Associations-Real Estate Lending Standards." The Company's lending policies limit the maximum loan-to-value ratio on mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Company generally makes one-to-four family first real estate loans with loan-to-value ratios of up to 90%; however, for one-to-four family real estate loans with loan-to-value ratios greater than 80%, the Company requires the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion on all properties securing real estate loans originated by the Company.

         Multifamily Residential and Commercial Real Estate Loans. The Company's loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $55.1 million, or 28.8%, of the Company's total net loan portfolio at December 31, 1997. Of such loans, $53.0 million, or 96.0%, were purchased or originated by the Company and were secured by properties outside the State of Iowa (the "out of state" properties). There were no multifamily residential or commercial real estate loans greater than 30 days past due at December 31, 1997. These loans are primarily secured by multifamily residences, such as apartment buildings and by commercial facilities such as office buildings and retail buildings. Multifamily residential real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed rate loans generally amortize over 15 to 30 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to fifteen years. Such loans are priced as five to fifteen year loans with maximum loan-to-value ratios of 80%.
See "- Purchased or Out of State Originated Loans".

         All purchased or out of state originated loans in excess of $200,000 are approved by the Chief Executive Officer and the Board of Directors and are subject to the same underwriting standards as for loans originated by the Company. All purchased or out of state originated loans less than $200,000 are approved by the Chief Executive Officer and ratified by the Board of Directors and are subject to the same underwriting standards as loans originated by the Company. Before a loan is purchased, the Company obtains a copy of the original loan application, certified rent rolls, the original title insurance policy and personal financial statements of any guarantors of the loan. An executive officer or director of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. Generally, the originating financial institution or mortgage banker continues to service the loans, remitting principal and interest to the Company. The Company generally imposes a $1.5 million limit on the aggregate size of multifamily and commercial loans to any one borrower. Any exceptions to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Company's legal lending limit. See "Regulation - Regulation of Federal Savings Associations - Loans to One Borrower".

         Loans secured by multifamily and commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and typically, such loans also have larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from such real estate projects are reduced, the borrower's ability to repay the loan may be impaired.

         Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, primarily, second mortgage loans. As of December 31, 1997, second mortgage loans totalled $16.2 million, or 8.5%, of the Company's net total loan portfolio. The Company's second mortgage loans have fixed interest rates and are generally for terms of 3 to 5 years. The Company's second mortgage loans are secured by the borrower's principal residence generally with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of no more than 80%. The average principal amount of the Company's second mortgage loans is approximately $11,000.

         To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally on a 80% loan-to-value basis for new cars. All of the Company's automobile loans were originated by the Company, and generally have terms up to five years.

         In addition, the Company also makes other types of consumer loans, primarily unsecured signature loans for various purposes. The minimum loan amount for such loans is $1,000, the maximum loan amount for such loans is $7,500, and the average balance of such loans is approximately $1,812.

         The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans may be unsecured and are originated for any business purpose, such as for the purchase of computers and business equipment. The maximum loan amount for such unsecured loans is $7,500.

         The Company's business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company generally expects consumer loan demand will come from its mortgage loan customers. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 1997, $25,000 or 0.11%, of the Company's consumer loan portfolio was on non-accrual status.

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to collateralize the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company's written loan policies, all first mortgage loans originated during 1997 were approved by the Chief Executive Officer. Beginning in 1998, senior management will approve all first mortgage loans greater than $100,000. All first mortgage loans less than $100,000 are approved by two loan officers. The Loan Committee of the Board of Directors meets monthly to review a sampling of all loans originated in the month.

         After the loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. An abstract of title along with an attorney's title opinion is required on all first mortgage loans secured by real property in Iowa. At December 31, 1997, the Company had outstanding commitments to originate $804,000 of loans. This amount does not include the undisbursed overdraft loan privileges or the unfunded portion of loans in process.

         Purchased or Out of State Originated Loans. The Company's loan portfolio contains $60.5 million of loan secured by out of state properties. These loans represented 31.1% of the Company's total loan portfolio at December 31, 1997. Substantially all of the multifamily residential and commercial real estate loans in the Company's loan portfolio are purchased or originated out of state by the Company without recourse to the seller. At December 31, 1997, approximately $13.4 million of these purchased loans represented loans secured by real estate in the west coast states of California, Oregon and Washington. At that date, the Company's investment in properties located in California totalled $6.6 million and was distributed among two dozen cities. Most of these loans were originated from 1973 through 1987 and were purchased by the Company between 1982 and 1988 generally under a 75% loan-to-value guideline. Of the total purchased loans in the Company's portfolio as of December 31, 1997, $13.9 million were originated prior to January 1, 1990. The Company's loans in California were purchased prior to December 31, 1988. Concentrations of California real estate loans exist in three areas, Los Angeles, Lodi/Stockton and San Diego. The downturn in California real estate markets has not adversely impacted the Company. The Company's investment in properties located in Wisconsin totalled $20.4 million and was primarily distributed between the Milwaukee and Madison areas. These loans were originated between 1985 and 1997 and were purchased by the Company between 1991 and 1997. The remainder of the Company's purchased or out of state originated loans are distributed in various states. At December 31, 1997, the Company's multifamily residential and commercial real estate loans had an average balance of $290,000 and the largest loan had a principal balance of $1.3 million. As of December 31, 1997 there were no purchased loans that were on nonaccrual status.

         To supplement its origination of one-to-four family first mortgage loans, the Company also purchases loans secured by one-to- four family residences out of state. At December 31, 1997, $7.6 million or 3.9% of the Company's total loan portfolio consisted of purchased one-to-four family loans, of which $1.0 million were secured by properties located in California and $3.7 million were secured by properties in Missouri. As of December 31, 1997 there were no purchased one-to-four family first mortgage loans that were on nonaccrual status, although there was one purchase loan included in foreclosed real estate.

         Loans purchased by the Company entail certain risks not necessarily associated with loans the Company originates. The Company's purchased loans are generally acquired without recourse with servicing retained by the seller or originator of the loans. Although the Company reviews each purchased loan using the Company's underwriting criteria for originations and a Company officer or director performs an on-site inspection of each purchased loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review. In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with loans the Company originates. Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company's market areas. If economic conditions continue to limit the Company's opportunities to originate loans in its market areas, the Company may increase its investment in out of state mortgage loans. There can be no assurance, however, that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

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

         Set forth below is a table of the Company's purchased or out of state originated loans by state of origin (including multifamily residential, commercial real estate and one-to-four family first mortgage loans) as of December 31, 1997.

                                                          Balance as of
                        State                          December 31, 1997
                        -----                          -----------------
                                                         (In thousands)
                      California                            $ 7,649
                       Colorado                              16,041
                         Georgia                                177
                         Indiana                                773
                          Kansas                              1,033
                       Minnesota                                313
                        Missouri                              4,856
                         Montana                                205
                        Nebraska                                553
                          Oregon                              5,966
                           Texas                                508
                            Utah                                100
                        Virginia                                127
                      Washington                              1,787
                       Wisconsin                             20,393
                           Other                                 39
                                                            -------
                           Total                            $60,520
                                                            =======

         Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the periods indicated.

                                                                       FOR THE YEARS ENDED
                                                                           DECEMBER 31,
                                                        ---------------------------------------------------
                                                           1997                 1996                1995
                                                        ----------           ----------          ----------
                                                                          (IN THOUSANDS)
 Total loans receivable at beginning of period          $  168,921           $  151,310          $  128,591
 ORIGINATIONS:
 First mortgage loans:
    One-to-four family residential                          25,001               24,178              19,714
    Multifamily                                                  -                3,410                   -
    Commercial                                                  50                  235                  88
 Consumer loans:
    Automobile                                               3,698                3,962               2,248
    Second mortgage                                          9,642               10,060               9,411
    Other                                                    1,591                2,247               2,199
                                                        ----------           ----------          ----------
      Total originations:                                   39,982               44,092              33,660
 LOAN PURCHASES:
    First mortgage - one-to-four family                         51                3,133               1,848
    First mortgage - multifamily                            22,313                4,813              12,655
 LOAN SALES:
    First mortgage - one-to-four family                        815                    -                 105
    First mortgage - multifamily                                 -                  380                   -
    Consumer loan                                                -                   67                   -
 Transfer of mortgage loans to
    foreclosed real estate                                     175                  148                 288
 Repayments                                                 35,651               33,832              25,051
                                                        ----------           ----------          ----------
 Net loan activity                                          25,705               17,611              22,719
                                                        ----------           ----------          ----------
      Total loans receivable at end of period           $  194,626           $  168,921          $  151,310
                                                        ==========           ==========          ==========

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment of the related loan. At December 31, 1997, the Company had $349,000 of deferred loan origination fees, net. Such fees vary with the type of loans and commitments made. The Company typically charges an origination fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges and late charges. The Company recognized fees and service charges of $657,000, $580,000 and $445,000 for the fiscal years ended December 31, 1997, 1996 and 1995 respectively.

INVESTMENT ACTIVITIES

         At December 31, 1997, the Company's investment portfolio is comprised of United States Treasury securities, virtually all of which were purchased with 2-year maturities, equity securities consisting of FHLMC preferred stocks, FNMA preferred stock, FHLB stock, other common and preferred stocks and interest-earning deposits. At December 31, 1997, $9.0 million, or 81.6%, of the Company's investment portfolio, excluding equity securities, was scheduled to mature in one year or less, and $2.0 million, or 18.4% was scheduled to mature within one to five years.

         The Company is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short term securities and certain other investments. The Company generally has maintained a portfolio of liquid assets that exceeds regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management's projections as to the short term demand for funds to be used in the Company's loan origination and other activities. In addition, the Company's liquidity levels are affected by the level and source of its borrowed funds.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                      AT DECEMBER 31,
                                             -------------------------------
                                               1997        1996        1995
                                             --------   ----------  --------
                                                       (IN THOUSANDS)
 Investment securities:
    U.S. Treasury securities                 $11,046     $16,518     $19,561
    FHLB stock                                 1,550       1,374       1,160
    Equity securities                          7,220       8,711       3,073
                                             -------     -------     -------
      Total investment securities             19,816      26,603      23,794
    Interest-earning deposits                  2,463       2,973       2,362
                                             -------     -------     -------
      Total investments                      $22,279     $29,576     $26,156
                                             =======     =======     =======

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 1997.

                                                              AT DECEMBER 31, 1997
                          ----------------------------------------------------------------------------------------------
                             ONE YEAR OR LESS       ONE TO FIVE YEARS                         TOTAL
                          ---------------------- ------------------------ ----------------------------------------------
                                     ANNUALIZED               ANNUALIZED                                     ANNUALIZED
                                      WEIGHTED                 WEIGHTED                            AVERAGE     WEIGHTED
                          CARRYING     AVERAGE    CARRYING     AVERAGE    CARRYING      MARKET     LIFE IN     AVERAGE
                            VALUE       YIELD       VALUE       YIELD       VALUE       VALUE       YEARS       YIELD
                          ---------  ----------  ----------  ------------ ---------  ------------  -------  ------------
                                                              (DOLLARS IN THOUSANDS)
 Investment securities:
  U.S. Treasury
 securities               $ 9,015        5.94%     $ 2,031       6.54%     $11,046     $11,046           1        6.05%
  FHLB Stock                    -           -            -          -        1,550       1,550                    7.00
  Common Stock.                 -           -            -          -          545         545                    2.66
  Preferred Stock-other         -           -            -          -          274         274                    7.01
  Preferred Stock-FNMA          -           -            -          -        5,400       5,400                    6.49
  Preferred Stock-FHLMC         -           -            -          -        1,001       1,001                    6.53
                          -------        ----      -------       ----      -------     -------                    ----
    Total                 $ 9,015        5.94%     $ 2,031       6.54%     $19,816     $19,816                    6.22%
 Interest-bearing
 deposits
  at the FHLB               2,463        5.37            -          -        2,463       2,463                    5.37
                          -------        ----      -------       ----      -------     -------                    ----
    Total investments     $11,478        5.82%     $ 2,031       6.54%     $22,279     $22,279                    6.12%
                          =======        ====      =======       ====      =======     =======                    ====

SOURCES OF FUNDS

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from FHLB advances, the amortization and prepayment of loans, the maturity of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Company may use borrowings on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. During 1997, consumer and commercial deposits were attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, passbook savings, statement savings, money market savings, certificates of deposit and individual retirement accounts. The Company also offers these products in its new market area which it now serves as a result of the Acquisition. See "Acquisition of Valley Financial Corp." Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company may pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. The Company does not obtain funds through brokers through a solicitation of funds outside its market area, nor by offering negotiated rates on certificates of deposit in excess of $100,000.

         Deposit Portfolio. Deposits with the Company as of December 31, 1997, were represented by the various types of deposit programs described below.


 WEIGHTED
 AVERAGE               CHECKING AND                             PERCENTAGE
 INTEREST  ORIGINAL      SAVINGS                                 OF TOTAL
  RATE       TERM        DEPOSITS    MINIMUM BALANCE  BALANCES   DEPOSITS
 --------  --------    ------------  ---------------  --------  ----------
                                                    (Dollars in
                                                    thousands)
 0.00%    None         Noninterest-        $   50     $  3,145     2.23%
                       bearing
                       demand
 2.00%    None         NOW accounts            50       14,457    10.24

 2.25%    None         Passbook                25       17,120    12.13
                       savings
 4.35%    None         Money Market
                       savings              2,500        8,958     6.35



                       CERTIFICATES
                       OF DEPOSIT
                     -----------------
 3.02%    1-3 months   Fixed term,
                       fixed rate           1,000           34     0.02
 4.27%    4-6 months   Fixed term,
                       fixed rate           1,000        1,074     0.76
 5.57%    7-9 months   Fixed term,
                       fixed rate           1,000        1,002     0.71
 5.57%    10-12 months Fixed term,
                       fixed rate           1,000        7,872     5.58
 5.69%    13-24 months Fixed term,
                       fixed rate           1,000       27,298    19.35
 5.75%    25-36 months Fixed term,
                       fixed rate           1,000       12,150     8.61
 6.33%    37-48 months Fixed term,
                       fixed rate           1,000          599     0.42
 6.24%    49-60 months Fixed term,
                       fixed rate           1,000       47,183    33.44
 6.35%    61 months or Fixed term,
          greater      fixed rate           1,000          176     0.12
 3.50%    Various      Variable
                       rate                   100           56     0.04
                                                      --------   ------
                       Total certificates
                       of deposit                       97,444    69.05
                                                      --------   ------
                                                      $141,124   100.00%
                                                      ========   ======

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

                                              INCREASE      INCREASE                  INCREASE      INCREASE
                                 BALANCE     (DECREASE)    (DECREASE)   BALANCE      (DECREASE)    (DECREASE)    BALANCE
                                 12/31/97         %            $        12/31/96          %            $         12/31/95
                                 ----------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Noninterest bearing demand      $  3,145       38.24%      $   870     $  2,275         0.04%      $     8      $  2,267
NOW                               14,457       22.27         2,633       11,824         3.39           388        11,436
Passbook savings                  17,120       (3.58)         (636)      17,756        (5.85)       (1,104)       18,860
Money market savings               8,958       23.05         1,678        7,280        29.38         1,653         5,627
Certificates of deposit
  that mature:
    within 12 months              40,762       10.25         3,790       36,972        22.37         6,759        30,213
    within 12-36 months           42,404       33.24        10,578       31,826        (6.77)       (2,311)       34,137
    beyond 36 months              14,278      (34.47)       (7,511)      21,789        (9.71)       (2,343)       24,132
                                --------      ------       -------     --------        -----       -------      --------
       Total                    $141,124        8.79%      $11,402     $129,722         2.41%      $ 3,050      $126,672
                                ========      ======       =======     ========        =====       =======      ========

                                              INCREASE      INCREASE                  INCREASE      INCREASE
                                 BALANCE     (DECREASE)    (DECREASE)   BALANCE      (DECREASE)    (DECREASE)    BALANCE
                                 12/31/97         %            $        12/31/96          %            $         12/31/95
                                 ----------------------------------------------------------------------------------------
                                                                 (DOLLARS IN THOUSANDS)
Noninterest bearing demand      $  2,267        1.93%      $    43     $  2,224        (8.14)%     $  (197)     $  2,421
NOW                               11,436        6.20           668       10,768         6.25           633        10,135
Passbook savings                  18,860      (14.17)       (3,114)      21,974       (11.67)       (2,903)       24,877
Money market savings               5,627      169.62         3,540        2,087       (14.85)         (364)        2,451
Certificates of deposit
  that mature:
    within 12 months              30,213      (21.32)       (8,185)      38,398       (16.56)       (7,620)       46,018
    within 12-36 months           34,137       19.54         5,580       28,557        (8.22)       (2,557)       31,114
    beyond 36 months              24,132       19.58         3,951       20,181        42.83         6,052        14,129
                                --------      ------       -------     --------       ------       -------      --------
       Total                    $126,672        2.00%      $ 2,483     $124,189        (5.30)%     $(6,956)     $131,145
                                ========      ======       =======     ========       ======       =======      ========

         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                       AT DECEMBER 31,
                               -----------------------------
                                 1997       1996       1995
                               -------    -------    -------
                                       (IN THOUSANDS)
        RATE
        ----
        3.99% or less          $    91    $   140    $ 1,028
        4.00-5.99%              45,749     45,481     35,172
        6.00-7.99%              51,585     44,913     51,212
        8.00 or greater             19         53      1,070
                               -------    -------    -------
                               $97,444    $90,587    $88,482
                               =======    =======    =======

         The following table sets forth the amount and maturities of certificates of deposit at December 31, 1997.

                                                  Amount Due
                     ---------------------------------------------------------------
                       Less                                 After
                      Than 1     1-2      2-3      3-4       4-5        5
                       Year     Years    Years    Years     Years     Years   Total
                     -------   -------  -------   ------   -------    -----  -------
                                       (In thousands)
        Rate
        ----
        3.99% or
        less         $    91   $     -  $     -   $    -   $     -    $  -   $    91
        4.00-5.99%    26,277    12,430    4,667    2,264       111       -    45,749
        6.00-7.99%    14,377    12,211   13,094    5,567     6,325      11    51,585
        8.00% or
        greater           17         2        -        -         -       -        19
                     -------   -------  -------   ------   -------    ----   -------
                     $40,762   $24,643  $17,761   $7,831   $ 6,436    $ 11   $97,444
                     =======   =======  =======   ======   =======    ====   =======

         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1997. This amount does not include passbook savings accounts of greater than $100,000, which totalled approximately $585,000 at December 31, 1997.

                                                              Certificates
                                                             of Deposit over
                     Remaining Maturity                         $100,000
            ---------------------------------                ---------------
                                                              (In thousands)
            Three months or less                                     $  219
            Three through six months                                    818
            Six through twelve months                                 1,513
            Over twelve months                                        3,232
                                                                     ------
              Total                                                  $5,782
                                                                     ======

         The following table sets forth the savings activities of the Company for the periods indicated:

                                                     YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1997        1996       1995
                                                --------    --------   --------
                                                         (IN THOUSANDS)
 Net increase (decrease) before interest
    credited                                    $ 6,132     $(1,751)   $(2,502)
 Interest credited                                5,270       4,801      4,985
                                                -------     -------    -------
     Net increase in deposits                   $11,402     $ 3,050    $ 2,483
                                                =======     =======    =======

BORROWINGS

         Deposits are the Company's primary source of funds. The Company may also obtain funds from the FHLB. FHLB advances are collateralized by selected assets of the Company. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the OTS and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source.

         In conjunction with the Bank's conversion from mutual to stock form in 1994, the Bank established an Employee Stock Ownership Plan (the "ESOP") for eligible employees. The ESOP borrowed $960,000 from an unrelated third party lender to finance the purchase of 96,000 shares of the Bank's common stock. Collateral for such loan consisted of the common stock held by the ESOP, as well as $100,000 in cash pledged by North Central Bancshares, MHC. The term of the loan was 10 years. The ESOP also borrowed funds in the amount of $840,000 from the Holding Company to purchase 84,000 shares of the Holding Company's Common Stock issued in the reorganization of the Bank and the MHC to the stock holding company form in 1996. In September 1996, these two loans were consolidated into a single loan from the Holding Company to the ESOP.

                                                                       FOR THE
                                                               YEAR ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                       1997             1996            1995
                                                     --------         --------        --------
                                                               (DOLLARS IN THOUSANDS)
  Weighted average rate paid on: (1)
      FHLB advances                                     5.94%            5.76%           5.63%
   FHLB advances:
      Maximum balance                                $29,800          $24,300         $21,000
      Average balance                                 23,672           11,503          12,734
   Weighted average rate paid on:
      ESOP advances                                      N/A             8.03%           8.70%
   ESOP advances:
      Maximum balance                                    N/A              790             886
      Average balance                                    N/A              513             850
   Weighted average rate paid on:
   Other borrowings                                     9.00%            7.00%           7.00%
   Other borrowings:
      Maximum balance                                    $35             $130            $150
      Average balance                                      7               98             150

________________________

(1)      Calculated using monthly weighted average interest rates.

TITLE ABSTRACT BUSINESS

         A component of the Company's operating strategy is to increase non-interest income, primarily through the expansion of the abstract company business conducted through a wholly owned subsidiary, First Iowa Title Services Inc. ("First Iowa"). On December 28, 1996, First Iowa purchased the assets of two abstract companies located in Webster and Calhoun Counties in Iowa. The abstract company in Calhoun County was subsequently sold on March 30, 1997. First Iowa currently provides real estate title abstracting services in Webster, Boone and Jasper counties. These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate. This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels. The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company. Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise. Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market, but the cost of this insurance may not be passed on to the borrower. First Iowa had 18 employees as of December 31, 1997.

INSURANCE AND ANNUITY BUSINESS

         The Company has another wholly-owned subsidiary, First Financial Service Corporation ("First Financial"), which it began in 1971. First Financial's activities include the sale of life insurance on mortgage loans, and credit life and accident and health insurance on consumer loans made by the Company. In addition, First Financial sells life insurance annuity products. In connection with the Acquisition, the Bank acquired Valley Services, Inc., which was merged into First Financial. First Financial also originates leases for equipment such as computers, office equipment, light industrial equipment and commercial cleaning equipment. First Financial has no employees. The subsidiary has executed a management agreement with the Company which provides its management and staff.

MORTGAGE COMPANY BUSINESS

         First Iowa Mortgage Corp. (formerly known as Hearthstone Mortgage Company, Inc.) was acquired as a part of the Acquisition of Valley Financial and is a wholly-owned subsidiary of the Bank. First Iowa Mortgage Corp. originates and buys first mortgage loans and subsequently sells these loans to investors.

MULTIFAMILY APARTMENT BUILDING

         On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership with the Fort Dodge Housing Corporation ("FDHC"), a non-profit Iowa corporation formed to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the city of Fort Dodge. The Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. A 44-unit apartment complex was completed on February 1, 1997. The tax credits for the year ended December 31, 1997 are approximately $100,000. The tax credits will amount to approximately $150,000 for each year during the nine-year period commencing with the year ended December 31, 1998.

PERSONNEL

         At December 31, 1997, the Company had 58 full-time and 23 part-time employees (including the 18 employees of First Iowa). In connection with the Acquisition, the Company added 35 full-time and 3 part-time employees. None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

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

         Recent Tax Legislation Regarding Tax Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "Small Business Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Company's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Company's actual loss experience (the "Experience Method"), or a percentage equal to 8.0% of the Company's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non- qualifying reserve.

         Under the Small Business Act, the PTI Method was repealed and the Bank, as a "small bank" (one with assets having an adjusted basis of $500 million or less) is required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Company's taxable year beginning January 1, 1996. In addition, the Company is required to recapture (i.e., take into taxable income) over a six-year period, beginning with the Company's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of its "base year reserve," i.e., its reserves as of December 31, 1987 or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Company always computed the additions to its reserves using the Experience Method. However, under the Small Business Act such recapture requirements is suspended for each of the two successive taxable years beginning January 1, 1996 in which the Company originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Company during its six
taxable years preceding January 1, 1996.   Thus, the Bank will begin this
recapture in its 1998 taxable year.

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

         Corporate Alternative Maximum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating losses. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). In addition, for taxable years beginning before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million was imposed on corporations, including the Company, whether or not an Alternative Maximum Tax ("AMT") is paid. Under President Clinton's fiscal year 1999 budget proposal ("President Clinton's Proposal"), the corporate environmental income tax would be reinstated for taxable years beginning after December 31, 1997 and before January 1, 2009. The Company does not expect to be subject to the AMT, but would be subject to the environmental tax liability.

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

         Legislative proposals to restructure the organization and regulation of the financial services industry have been submitted to Congress in recent years. In addition, the Deposit Insurance Funds Act of 1996 (the "1996 Funds Act") requires the Secretary of the Treasury to conduct a study of the relevant factors with respect to the development of a common charter for all insured depository institutions and to the abolition of separate charters for banks and thrifts, and the Secretary of the Treasury is to report his conclusions and findings to the Congress. The Secretary of the Treasury has recommended to the Congress that the separate charter for thrifts be eliminated only if other legislation is adopted that permits bank holding companies to engage in certain non-financial activities. Absent legislation permitting bank holding companies to engage in such non-financial activities, the Secretary of the Treasury recommended that the thrift charter be retained. Proposed legislation agreed to in March 1998 by the House Committee on Banking and Financial Services and the House Committee on Commerce provides for the retention of the thrift charter, subject to a requirement that a thrift invest at least 10% of its assets in home mortgages. Existing thrift holding companies, such as the Holding Company, would be grandfathered and continue to be able, in the absence of certain events, to engage in the same activities as were permissible for it before the enactment of the new law. The House Committees also agreed that the BIF and the SAIF would be merged on January 1, 2000 and that the OTS would be made a division of the Office of the Comptroller of the Currency. The outcome of this legislation is uncertain. Therefore, the Company is unable to determine the extent to which any such legislation, if enacted, would affect the Company's business.


         The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, and it does not purport to be a comprehensive description of all such statutes and regulations.

REGULATION OF SAVINGS AND LOAN HOLDING COMPANIES

         The Holding Company is a savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and any of its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.

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

         As a unitary savings and loan holding company, the Holding Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "- Regulation of Federal Savings Associations - QTL Test" for a discussion of the QTL requirements. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Holding Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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

         Transactions between the Bank and the Holding Company and its other subsidiaries would be subject to various conditions and limitations. See "- Regulation of Federal Savings Associations - Transactions with Related Parties." The Bank would have to give 30- days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Holding Company. See "- Regulation of Federal Savings Associations - Limitation on Capital Distributions."

REGULATION OF FEDERAL SAVINGS ASSOCIATIONS

         Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including: (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association's capital on the aggregate amount of loans secured by nonresidential real estate property;
(iii) a limit of 20% of an association's assets on commercial loans with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (v) a limit of 5.0% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (vi) a limit of the greater of 5.0% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

         Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. For the year ended December 31, 1997, the Bank generally imposed a $1.5 million limit on the aggregate size of loans to any one borrower. Any exception to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Bank's legal lending limit. At December 31, 1997, the Bank's largest aggregate amount of loans to one borrower was $1.3 million, and the second largest borrower had an aggregate balance of $1.26 million. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         QTL Test. HOLA requires a savings association to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12- month period. "Portfolio assets" means, in general, an association's total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At December 31, 1997, the Bank maintained 97.2% of its portfolio assets in qualified thrift investments, and it had more than 65% of its portfolio assets in qualified thrift investments in the requisite number of the prior 12 months.

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

         Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS' prompt corrective action regulations, which impose a 4.0% core capital requirement for "adequately capitalized" thrifts and a 5.0% core capital requirement for "well capitalized" thrifts. See "- Prompt Corrective Regulatory Action." The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

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

         The OTS and the other federal banking agencies are required to take into account interest rate risk ("IRR") in their risk- based capital standards. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred the implementation of the IRR component in the computation of an institution's risk-based capital requirement. The OTS continues to monitor the IRR of individual institutions and retains the right to impose additional capital on individual institutions. At December 31, 1997, the Bank was not required to maintain any additional risk-based capital under this regulation.

         At December 31, 1997, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 1997:

                                                  CAPITAL      EXCESS
                                       BANK     REQUIREMENTS   CAPITAL
                                    ---------   ------------   -------
                                               (IN THOUSANDS)
 Tangible capital                    $37,935       $3,298      $34,637
 Core capital                         37,935        6,595       31,340
 Risk-based capital                   39,478        9,830       29,648

         A reconciliation between regulatory capital and GAAP capital at December 31, 1997 in the accompanying financial statements is presented below:

                                   TANGIBLE     CORE     RISK-BASED
                                   CAPITAL     CAPITAL    CAPITAL
                                   --------    -------   ----------
                                            (IN THOUSANDS)
 GAAP capital                      $39,251     $39,251    $39,251
 Intangible assets                  (1,121)     (1,121)    (1,121)
 Unrealized (gain) on
 certain available for
  sale assets                         (195)       (195)      (195)
 Allowance for loan losses
  includable in supplementary
  capital                                -           -      1,543
                                   -------     -------    -------
 Regulatory capital                $37,935     $37,935    $39,478
                                   =======     =======    =======

         Limitation on Capital Distributions. OTS regulations currently impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. At least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "- Prompt Corrective Regulatory Action." The OTS has proposed amendments of its capital distribution regulations to reduce regulatory burdens on savings associations. If adopted as proposed, certain savings associations will be permitted to pay capital distributions within the amounts described above for Tier 1 institutions without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Association, will continue to have to file a notice unless the specific capital distribution requires an application.

         Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At December 31, 1997, the Bank's liquidity position was $14.0 million or 9.28% of liquid assets, compared to $13.1 million or 9.11% at December 31, 1996. During the fourth quarter of 1997, the OTS revised its liquidity requirements by reducing the minimum liquidity requirements from 5% to 4% and eliminating the short term liquidity requirement.

         Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report.

         Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (i) in states that expressly authorize branches of savings associations located in another state and (ii) to an association that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "- QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations. Branch applications for Boone, Iowa and Perry, Iowa have been submitted and approved by the Office of Thrift Supervision.

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

         Standards for Safety and Soundness. Pursuant to the FDI Act, as amended by Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. See "- Prompt Corrective Regulatory Action." If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

         Prompt Corrective Regulatory Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, based upon the five categories of institutions established by FDICIA: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," which are categories defined by the institution's regulatory capital ratios. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to any undercapitalized institution, including restrictions on growth of assets and other forms of expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Generally, subject to a narrow exception, FDICIA requires the applicable banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 1997, the Association met the criteria for being considered "well capitalized" by the OTS.

         Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

         Insurance of Deposit Accounts. Pursuant to FDICIA, the FDIC established a new risk-based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the new assessment system, which began in 1993, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of (i) well capitalized, (ii) adequately capitalized, or (iii) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "1996 Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

         In addition, the 1996 Funds Act expanded the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions were assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the semi-annual period beginning on January 1, 1997 was set at 0.0130% for BIF-assessable deposits and 0.0648% for SAIF-assessable deposits. For the semi-annual period beginning on July 1, 1997, the rates of assessment for the FICO bonds was 0.0126% for BIF- assessable deposits and 0.0630% for SAIF-assessable deposits.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Des Moines. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 1997 of $1.5 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

         Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $47.8 million. The amount of aggregate transaction accounts in excess of $47.8 million are currently subject to a reserve ratio of 10.0%, which ratio the FRB may adjust between 8.0% and 12%. The FRB regulations currently exempt $4.7 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

                  EXECUTIVE OFFICERS OF THE HOLDING COMPANY


         The name, age, position, term of office as officer and period during which he or she has served as an officer is provided below for each executive officer of the Holding Company. David M. Bradley, Jean L. Lake, C. Thomas Chalstrom and John L. Pierschbacher are executive officers of the Holding Company and the Bank. Kirk A. Yung is an executive officer of the Bank, and as such, is deemed to be executive officer of the Holding Company pursuant to SEC regulations.

         David M. Bradley, CPA has been President of the Bank since 1990, Chief Executive Officer of the Bank since 1992 and was named Chairman of the Board in January 1997. He has been affiliated with the Bank for 15 years. Mr. Bradley is 45 years of age.

         Jean L. Lake has been employed with the Bank since 1972 and was named Secretary in 1987. Ms. Lake serves as Board Secretary and is in charge of marketing. Ms. Lake is 55 years of age.

         John L. Pierschbacher, CPA has been employed with the Bank since 1992. Mr. Pierschbacher was named Treasurer in January 1994. He is the Bank's chief financial officer and is in charge of the accounting functions of the Bank. Mr. Pierschbacher was employed in public accounting for nine years at the public accounting firm of McGladrey & Pullen, LLP prior to joining the Bank. Mr. Pierschbacher is 38 years of age.

         C. Thomas Chalstrom has been employed with the Bank since 1985, was named Executive Vice President of the Bank in January 1995 and Executive Vice President of the Holding Company in January, 1998. Mr. Chalstrom is in charge of real estate mortgage lending. Mr. Chalstrom is 33 years of age.

         Kirk A. Yung has been employed with the Bank since 1990, was named Senior Vice President in January 1995, and is in charge of consumer lending. Mr. Yung had five years of prior experience in various positions in financial institutions before joining the Bank. Mr. Yung is 35 years of age.

ITEM 2.  PROPERTIES

         The Company conducts its business through its main office located in Fort Dodge, Iowa and six full-service offices located in Fort Dodge, Nevada, Ames, Burlington and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa at December 31, 1997. All of the offices of the Company are owned. In addition to the properties listed below, First Financial owns land in Fort Dodge, Iowa with a net book value of $99,000 and Northridge Apartments Limited Partnership owns a multifamily apartment building with a net book value of $2.1 million at December 31, 1997. The aggregate net book value of the Company's premises and equipment, on a consolidated basis was $2.1 million at December 31, 1997.

                                                                         LEASE
      LOCATION                                   OPENING DATE       EXPIRATION DATE            NET BOOK VALUE
      --------                                   ------------       ---------------            --------------
      MAIN OFFICE:
      825 Central Avenue                              1973                N/A                    $746,299
      Fort Dodge, Iowa

      BRANCH OFFICES:
      201 South 25th Street                           1977                N/A                    $233,512
      Fort Dodge, Iowa

      404 Lincolnway                                  1977                N/A                    $582,644
      Nevada, Iowa

      107 Main Street                                 1977                N/A                    $394,409
      Ames, Iowa

      321 North Third Street                          1953                N/A                    $776,494(3)
      Burlington, Iowa

      1010 North Roosevelt                            1975                N/A                    $214,980(3)
      Burlington, Iowa

      102 South Main                                  1991                N/A                    $ 82,886(3)
      Mount Pleasant, Iowa

      FIRST IOWA OFFICES:
      805 Central Avenue                              1982                1998 (1)               $ 14.975
      Fort Dodge, Iowa

      814 8th Street                                  1996                1998                   $  8,486
      Boone, Iowa

      200 1st Street South                            1996                1998 (2)               $ 12,722
      Newton, Iowa

      REAL PROPERTY:
      1st Avenue and Hwy 141                          N/A                 N/A                    $149,969
      Perry, Iowa

      _________________________

(1)  Does not include option to renew for an additional 3 years.
(2)  Does not include option to renew for an additional 5 years.
(3)  Acquired on January 30, 1998 in connection with the Acquisition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

PRICE RANGE OF THE COMPANY'S COMMON STOCK

            The Company's Common Stock trades on The Nasdaq National Market System under the symbol "FFFD." The following table shows the high and low per share sales prices of the Company's Common Stock as reported by Nasdaq and the dividends declared per share during the periods indicated. Such quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                           Price Range
                        -----------------
                                              Dividends
                                              Declared
      Quarter Ended      High       Low       Per Share
      -------------      ----       ---       ---------
 1996 (1)
 ----
   First Quarter        11.293     10.625       0.0922
   Second Quarter       11.375     10.000       0.0625
   Third Quarter        12.750     10.125       0.0625
   Fourth Quarter       14.125     12.375       0.0625
 1997
 ----
   First Quarter        16.750     13.375       0.0625
   Second Quarter       16.125     15.000       0.0625
   Third Quarter        18.250     15.625       0.0625
   Fourth Quarter       20.125     17.188       0.0625

______________

(1) From August 31, 1994 to March 20, 1996, the prices indicated have been adjusted for the retroactive effect of the Conversion.

INFORMATION RELATING TO THE COMPANY'S COMMON STOCK

         As of March 19, 1998, the Company had 714 shareholders of record, which does not reflect the number of persons or entities who hold their Common Stock in nominee or "street" name through various brokerage firms. As of such date 3,266,483 shares of the Common Stock were outstanding.

         The Company's current quarterly dividend is $0.08 per share. The Board of Directors of the Company plans to maintain a regular quarterly dividend in the future and will continue to review the dividend payment amount in relation to the Company's earnings, financial condition and other relevant factors (such as regulatory requirements).

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


ITEM 6.  SELECTED FINANCIAL DATA

         The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report on Form 10-K.


                                                                 AT DECEMBER 31,
                                       ------------------------------------------------------------------
                                         1997           1996          1995           1994          1993
                                       --------       --------      --------       --------      --------
                                                                 (IN THOUSANDS)
SELECTED CONSOLIDATED FINANCIAL
  CONDITION DATA:
Total assets                           $221,954       $203,093      $179,930       $157,153      $147,130

Cash (noninterest bearing)                  982            963           709            719           602
Loans receivable, net:(1)
  First mortgage loans secured
    by one-to-four family
    residences                          114,286        106,053        93,438         82,523        76,112
  First mortgage loans secured
    by multifamily properties            49,895         33,015        30,070         19,815        20,476
  First mortgage loans secured
    by commercial properties              3,724          5,068         5,650          5,974         6,291
  Consumer loans                         23,344         21,695        18,714         16,472        14,088
                                       --------       --------      --------       --------      --------

    Total loans receivable, net         191,249        165,831       147,872        124,784       116,967
Investment securities(2)                 22,279         29,577        26,156         28,389        26,830
Deposits                                141,124        129,722       126,672        124,189       131,145
Borrowed funds                           28,550         22,335        21,940          3,886             -
Total shareholders' equity               50,417         49,235        29,900         27,813        14,761

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                         1997           1996          1995           1994          1993
                                       --------       --------      --------       --------      --------
                                                                   (IN THOUSANDS)
Selected Operating Data:
Interest income                        $ 16,205       $ 15,090      $ 13,148       $ 11,592      $ 11,668
Interest expense                          7,900          6,929         7,079          6,048         6,614
                                       --------       --------      --------       --------      --------
   Net interest income before
     provision for loan losses            8,305          8,161         6,069          5,544         5,054
Provision for loan losses                   240            240           250            242           248
                                       --------       --------      --------       --------      --------
   Net interest income after
     provision for loan losses            8,065          7,921         5,819          5,302         4,806
                                       --------       --------      --------       --------      --------
Noninterest income:
     Fees and service charges               657            580           445            430           461
     Abstract fees                        1,222            931           794            332           365
     Other income                           658            382           463            286           232
                                       --------       --------      --------       --------      --------
       Total noninterest income           2,537          1,893         1,702          1,048         1,058
                                       --------       --------      --------       --------      --------
Noninterest expense:
     Salaries and employee benefits       2,209          2,004         1,681          1,282         1,103
     Premises and equipment                 444            421           382            326           321
     Data processing                        258            244           236            248           284
     One-time SAIF special
assessment                                    -            817             -              -             -
     SAIF deposit insurance
       premiums                              85            279           287            306           248
     Other expenses                       1,581          1,173         1,072            761           618
                                       --------       --------      --------       --------      --------
       Total noninterest expense          4,577          4,938         3,658          2,923         2,574
                                       --------       --------      --------       --------      --------
Income before income taxes                6,025          4,876         3,863          3,427         3,290
Income tax expense                        2,108          1,744         1,403          1,247         1,223
                                       --------       --------      --------       --------      --------
Income before cumulative effect
   of change in accounting
   principle                              3,917          3,132         2,460          2,180         2,067
Change in accounting principle                -              -             -              -           135
                                       --------       --------      --------       --------      --------
   Net income                          $  3,917       $  3,132      $  2,460       $  2,180      $  2,202
                                       ========       ========      ========       ========      ========


                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------
                                              1997        1996        1995       1994        1993
                                            --------    --------    --------   --------    --------
KEY FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS: (%)
Net interest rate spread (difference
between average yield on
  interest-earning assets and average
  cost of interest-bearing liabilities)       2.87%       3.01%       2.75%      3.02%       2.94%
Net interest margin (net interest income
  as a percentage of average interest-
  earning assets)                             4.06        4.33        3.66       3.70        3.50
Return on average assets (net income
  divided by average total assets)            1.86        1.62        1.45       1.43        1.50
Return on average equity (net income
  divided by average equity)                  7.94        6.30        8.54      11.19       16.06
Noninterest income to average assets          1.20        0.98        1.00       0.69        0.72
Efficiency ratio(3)                          42.21       49.11       47.07      44.35       42.11
Noninterest expense to average assets         2.17        2.56        2.16       1.92        1.76
Net interest income after provision for
  loan losses to noninterest expenses       176.22      160.40      159.07     181.41      186.71
FINANCIAL CONDITION RATIOS:(4) (%)
Equity to assets at period end               22.72       24.24       16.62      17.70       10.02
Average shareholders' equity divided by
  average total assets                       23.38       25.73       16.99      12.82        9.37
Average interest-earning assets to
average interest-bearing liabilities        130.97      136.02      121.37     116.87      112.23
ASSET QUALITY RATIOS:(4) (%)
Nonaccrual loans to total net loans           0.08        0.11        0.12       0.26        0.09
Nonperforming assets to total assets(5)       0.10        0.15        0.23       0.21        0.08
Allowance for loan losses as a percent
  of total loans receivable at end of
  period                                      1.10        1.16        1.15       1.20        1.09
Allowance for loan losses to nonaccrual
  loans                                   1,468.33    1,059.35      960.20     476.23    1,279.41
PER SHARE DATA:
Book value per share                        $15.43      $14.36       $8.72      $8.11        N/A
Basic earnings per share (6)                  1.23        0.82        0.63       0.21        N/A
Diluted earnings per share (7)                1.21        0.82        0.63       0.21        N/A
Dividends declared per share                  0.25        0.28        0.60       0.12        N/A
Dividend payout ratio                         0.20        0.34        0.95       0.57        N/A

KEY FINANCIAL RATIOS EXCLUDING
SAIF ASSESSMENT: (%) (8)
Return on average assets (net income
divided by average total assets)              1.86%       1.89%       1.45%      1.43%       1.50%
Return on average equity (net income
  divided by average equity)                  7.94        7.34        8.54      11.19       16.06
Efficiency ratio (3)                         42.21       40.99       47.07      44.35       42.11
Noninterest expense to average assets         2.17        2.13        2.16       1.92        1.76
Net interest income after provision for
 loan losses to noninterest expenses        176.22      192.21      159.07     181.41      186.71

_______________________
                                                  (Notes on following page)

(1) Loans receivable, net represents total loans less discounts, loans in process, net deferred loan fees and allowance for loan losses. The allowance for loan losses at December 31, 1997, 1996, 1995, 1994 and 1993 was $2.2 million, $2.0 million, $1.7 million, $1.5 million and $1.3 million, respectively.

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

(6) Basic earnings per share information is calculated by dividing net income by the weighted average number of shares outstanding. Basic earnings per share information for the year ended December 31, 1994 is calculated by dividing net income subsequent to the conversion of the Bank from mutual to stock form in 1994 by the weighted average number of shares outstanding. The weighted average number of shares outstanding for basic earnings per share computation for 1997, 1996, 1995 and 1994 were 3,184,269, 3,818,273, 3,919,488 and 3,906,980, respectively. Net income subsequent to such conversion was $810,000 for the period ended December 31, 1994. See Note 18 to the Consolidated Financial Statements.

(7) Diluted earnings per share information is calculated by dividing net income by the weighted average number of shares outstanding, adjusted for the effect of dilutive potential common shares outstanding which consists of stock options granted. Diluted earnings per share information for the year ended December 31, 1994 is calculated by dividing net income subsequent to the conversion of the Bank from mutual to stock form in 1994 by the weighted average number of shares outstanding. The weighted average number of shares outstanding for diluted earnings per share computation for 1997, 1996, 1995 and 1994 were 3,241,069, 3,818,273, 3,919,488 and 3,906,980, respectively. Net income subsequent to such conversion was $810,000 for the period ended December 31, 1994. See Note 18 to the Consolidated Financial Statements.

(8) For 1996, excludes the one-time $817,000 (pre-tax) special assessment for the recapitalization of the Savings Association Insurance Fund ("SAIF").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         North Central Bancshares, Inc. (the "Holding Company"), an Iowa corporation, is the holding company for First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) (the "Bank"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company." The Holding Company was organized on December 5, 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in connection with the conversion and reorganization of the Bank and North Central Bancshares, M.H.C. (the "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Conversion"). On March 20, 1996, upon completion of the Conversion, the Holding Company issued an aggregate of 4,011,057 shares of its Common Stock, par value $0.01 per share, of which 1,385,590 shares were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were cancelled, and 2,625,467 shares of which were sold in Subscription and Community Offerings at a price of $10.00 per share, with
gross proceeds amounting to $26,254,670.   At this time, the Holding Company
conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank.

         The profitability of the Company depends primarily on its level of net interest income, which is the difference between interest earned on the Company's interest-earning assets, consisting primarily of loans and investment securities, and the interest paid on interest-bearing liabilities, which primarily consist of deposits and advances from the FHLB. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as a function of the average balance of interest-earning assets as compared to interest-bearing liabilities. The Company's net income is affected by its level of noninterest income which primarily consists of service fees and charges and abstract fees, and noninterest expense, which primarily consists of compensation and employee benefit expenses, premises and equipment and data processing. Net income also is affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, which events are beyond the control of the Company.

ACQUISITION OF VALLEY FINANCIAL CORP.

         As of the close of business on January 30, 1998 (the "Effective Time"), the Bank completed the acquisition (the "Acquisition") of Valley Financial Corp., an Iowa corporation ("Valley Financial"), pursuant to an Agreement and Plan of Merger, dated as of September 18, 1997, (the "Merger Agreement"). The Acquisition resulted in the merger of Valley Financial's wholly owned subsidiary, Valley Savings Bank, FSB ("Valley Savings") with and into the Bank, with the Bank as the resulting financial institution (the "Bank Merger"). Valley Savings, headquartered in Burlington, Iowa was a federally-chartered stock savings bank with three branch offices located in southeastern Iowa. The former offices of Valley Savings are being operated as a division of the Bank.

         In connection with the Acquisition, each share of Valley Financial's common stock, par value $1.00 per share, issued and outstanding (other than shares held as treasury stock of Valley Financial) was cancelled and converted automatically into the right to receive $525.00 per share in cash pursuant to the terms and conditions of the Merger Agreement. As a result of the Acquisition, shareholders of Valley Financial were paid $14,726,250 in cash. The Acquisition is expected to be slightly accretive to earnings in 1998. The source of funds for the Acquisition consisted of the Bank's accumulation of its cash flow from the maturity of short-term liquid investments, principal and interest on loans, sale of other investment securities, other cash receipts, net of operating expenses and other projected disbursements. The Acquisition was consummated after the receipt of regulatory and Valley shareholder approvals.

SAIF RECAPITALIZATION

         In response to the disparity in deposit insurance assessment rates that existed between banks insured by the Bank Insurance Fund ("BIF") and thrifts insured by the SAIF, the Deposits Funds Insurance Act of 1996 (the "Funds Act") was enacted on September 30, 1996. The Funds Act authorized the Federal Deposit Insurance Corporation ("FDIC") to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. The Company's special SAIF assessment of $817,000 before taxes (and $512,000 net of taxes) was charged against income in the third quarter of 1996 and paid in November 1996 (the "SAIF Assessment"). In view of the recapitalization of the SAIF, the FDIC reduced the assessment rates for SAIF-assessable deposits. For the fiscal year ended December 31, 1997, the Bank incurred $85,000 in deposit insurance premiums and for the interest payments on the FICO bonds issued by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.

BUSINESS STRATEGY

         The Company's current business strategy is to operate the Bank as a well-capitalized, profitable and independent community-oriented savings bank dedicated to providing quality customer service. Generally, the Company has sought to implement this strategy by primarily using deposits and advances from the FHLB, as its source of funds and maintaining a substantial part of its assets in loans secured by one- to four-family residential real estate located both inside and outside the Company's market area, multifamily loans, consumer and other loans and in other liquid investment securities. Specifically, the Company's business strategy incorporates the following elements: (1) operating as a community-oriented financial institution, maintaining a strong core customer base by providing quality service and offering customers the access to senior management and services that a locally-headquartered institution can offer; (2) maintaining high asset quality by emphasizing investment in residential mortgage loans (including the purchase of qualifying multifamily loans) and securities issued or guaranteed by the United States Government or agencies thereof; (3) maintaining capital in excess of regulatory requirements and growing only to the extent that adequate capital levels can be maintained; (4) controlling noninterest expenses; (5) managing interest rate risk exposure while achieving desirable levels of profitability; and (6) increasing noninterest income, primarily through the expansion of the abstract company business conducted through a wholly owned subsidiary.

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

         Strong Retail Deposit Base. In 1997, the Company had a relatively strong and stable retail deposit base drawn from its offices located in Fort Dodge, Ames and Nevada, Iowa. In recent years, the stability of the Company's deposit base has been enhanced by the Company's offering of 5-year certificates of deposit (which comprises $47.2 million, or 33.4%, of total deposits at December 31, 1997) at attractive interest rates, and programs tying low-cost checking account services to the maintenance of specified certificate of deposit balances or loan balances. At December 31, 1997, 31.0% of the deposit base or $43.7 million consisted of core deposits, which included money market accounts, passbook savings accounts, NOW accounts, and noninterest-bearing demand accounts. Core deposits are considered to be a more stable and lower cost source of funds than certificates of deposit or outside borrowings. The Company will continue to emphasize retail deposits by providing quality customer service, offering competitive rates on deposit accounts, and providing depositors with a full range of accounts. With the addition of the three branches of Valley Savings, the Company has sought to strengthen its deposit base.

         Asset Quality and Emphasis on Residential Mortgage Lending. The Company has historically emphasized residential real estate financing, and has been primarily a portfolio lender. The Company expects to continue its commitment to financing the purchase or improvement of residential real estate in its market area. At December 31, 1997, 51.5% of the Company's total assets consisted of one- to-four family residential first mortgage loans. To supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically, the Company has purchased loans in the secondary mortgage market, with an emphasis on adjustable-rate multifamily loans secured by properties outside the State of Iowa (the "out of state properties"). At December 31, 1997, the Company's portfolio of loans which were either originated or purchased by the Company and secured by out of state properties consisted of $7.6 million of one-to-four family residential mortgage loans, or 3.9% of the Company's total loan portfolio, and $52.9 million of multifamily
and commercial loans, or 27.2% of the Company's total loan portfolio.   At
December 31, 1997, the Company's ratio of nonperforming assets to total assets was 0.10%. The Company also invests in United States Treasury securities, interest-earning deposits, equity securities and FHLB stock.

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

         Capital Strength and Controlled Internal Growth. Total equity increased from $14.8 million at December 31, 1993, to $50.4 million at December 31, 1997, an increase of 241.6%. Total assets have increased by $74.8 million, or 50.9%, since December 31, 1993. As a result, the ratio of total equity to total assets has improved from 10.02% at December 31, 1993 to 22.7% at December 31, 1997. The Company's growth has been produced from its emphasis on the origination and purchase of residential mortgage loans and purchases of primarily multifamily mortgage loans. The Company's growth has been funded through a combination of the use of proceeds from the stock offerings held in 1994 and 1996 and a combination of FHLB advances and deposit growth. The Company intends to maintain strong levels of total equity and capital ratios by controlling growth to the extent that adequate capital levels can be maintained.

         Acquisition Strategy. With the consummation of the Acquisition in 1998, the Company has grown through the purchase of another financial institution. The Acquisition resulted in an increase in total assets of approximately 42%, making effective use of the Company's excess capital. The Company intends to continue evaluating the possibility of acquiring branch offices and other financial institutions, including the execution of confidentiality agreements and conducting due diligence. Such evaluations by the Company provide no indication of the likelihood that the Company will enter into any agreement to engage in an acquisition transaction, as in many instances such transactions are subject to competitive bidding and in every instance are subject to extensive arm's length negotiations once such evaluation by the Company is complete.

         Controlled Noninterest Expense. The Company has managed to control noninterest expense by limiting the overall number of its employees and managing operating expenses. Noninterest expense (excluding the SAIF Assessment incurred in 1996) as a percentage of average total assets did not exceed 2.17% for any year from the fiscal year ended December 31, 1993 through December 31, 1997. The Company's efficiency ratio (excluding the SAIF Assessment) did not exceed 48% for any year from the fiscal year ended December 31, 1993 through December 31, 1997.

         Increasing Noninterest Income. The Company has attempted to increase its level of noninterest income from both new and traditional lines of business to supplement net interest income. The Company currently owns abstract companies in Webster, Boone and Jasper counties in Iowa. The abstract companies are operated by First Iowa Title Services, Inc. ("First Iowa"), the Bank's wholly owned subsidiary. On

December 28, 1996, First Iowa purchased the assets of two abstract companies located in Webster and Calhoun County, Iowa. The abstract company in Calhoun County was subsequently sold March 30, 1997. The abstract business performed by First Iowa replaces the function of a title insurance company. The Company believes that First Iowa can continue to be an excellent source of fee income. Noninterest income from such business for the year ended December 31, 1997 was $1.2 million, offset by noninterest expense attributable to First Iowa.

         Liquidity and Interest Rate Risk Management. Management seeks to manage the Company's interest rate risk exposure by monitoring the levels of interest rate sensitive assets and liabilities while maintaining an acceptable interest rate spread. At December 31, 1997, total interest-bearing assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same period by $614,000, representing a one-year gap to total assets ratio of positive 0.28% as compared to a negative 4.36% at December 31, 1996. To reduce the potential volatility of the Company's earnings in a changing interest rate environment, the Company has emphasized the origination of 7-year fixed rate mortgage loans that convert to adjustable rates at the conclusion of their initial terms and have overall maturities of up to 30 years, adjustable-rate loans, investment in 2-year United States Government securities and has sought to lengthen the terms of its deposits through its pricing strategies with respect to longer term certificates of deposit. See "- Discussion of Market Risk - Interest Rate Sensitivity Analysis".

LIQUIDITY AND CAPITAL RESOURCES

       OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short-term borrowings. At December 31, 1997, the amount of the Bank's liquid assets were $14.0 million, resulting in a liquidity ratio of 9.28%. During the fourth quarter of 1997, the OTS revised its liquidity requirements by reducing the minimum liquidity requirements from 5% to 4% and by eliminating the 1% short term liquidity requirement.

       The Company's primary sources of funds are deposits, amortization and prepayment of loans, maturities of securities and other investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests in short-term interest-earning assets, which provide liquidity to meet lending requirements. At December 31, 1997, $9.0 million, or 81.6%, of the Company's investment portfolio, excluding equity securities, was scheduled to mature in one year or less and $2.0 million, or 18.4%, was scheduled to mature in one to five years. Certificates of deposit scheduled to mature in less than one year, at December 31, 1997, totalled $40.8 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. The amount of eligible collateral for blanket lien pledges from the FHLB is $109.7 million as of December 31, 1997. For additional information about cash flows from the Company's operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

       At December 31, 1997, the Company had outstanding loan commitments of $804,000. This amount does not include undisbursed overdraft loan privileges and the unfunded portion of loans in process.

       The main sources of liquidity for the Holding Company are net proceeds from the sale of stock and payments from the Bank in the form of dividends and loan repayments. The main cash outflows are payments of dividends to shareholders and funds used to repurchase the Common Stock. During 1997, the Holding Company repurchased 171,472 shares of its Common Stock, pursuant to repurchase programs which were approved by the OTS. On March 5, 1998, the Company announced that it had received OTS approval and will commence a stock repurchase program for up to 5% of its 3,266,483 outstanding shares of Common

Stock. The Holding Company's ability to pay dividends to shareholders depends substantially on dividends and loan payments received from the Bank. The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account. For a description of the liquidation account, see Notes 16 and 17 to the Consolidated Financial Statements. Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the payment of dividends to its shareholders, however, it is subject to the requirements of Iowa law. Iowa law generally prohibits the Holding Company from paying a dividend if, after giving it effect, either of the following would result: (a) the Holding Company would not be able to pay its debts as they become due in the usual course of business; or (b) the Holding Company's total assets would be less than the sum of its total liabilities, plus the amount that would be needed, if the Holding Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

       The primary investing activities of the Company are the origination and purchase of mortgage and other loans and the purchase of securities. During the years ended December 31, 1997, 1996 and 1995, the Company's disbursements for loan originations and purchases totaled $62.3 million, $52.0 million and $48.2 million, respectively. These activities were funded primarily by net deposit inflows, principal repayments on loans, proceeds from the sale of securities and FHLB advances. Net cash flows used in investing activities amounted to $19.1 million, $21.3 million and $23.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Net cash flows provided by financing activities amounted to $14.3 million, $19.8 million and $19.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

       The OTS regulations require savings associations, such as the Bank, to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. The Bank satisfied these minimum capital standards at December 31, 1997 with tangible and leverage capital ratios of 17.3% and a total risk-based capital ratio of 32.1%. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. These capital requirements, which are applicable to the Bank only, do not consider additional capital held at the Holding Company level, and require certain adjustments to shareholder's equity to arrive at the various regulatory capital amounts.


       The table below presents the Bank's regulatory capital amounts as compared to the OTS regulatory capital requirements at December 31, 1997:

                                              Capital       Excess
                                Amount      Requirements    Capital
                                ------      ------------    -------
                                           (In thousands)
         Tangible capital       $37,935       $3,298        $34,637
         Core capital            37,935        6,595         31,340
         Risk-based capital      39,478        9,830         29,648

DISCUSSION OF MARKET RISK-INTEREST RATE SENSITIVITY ANALYSIS

         As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since all of the Company's interest-bearing liabilities and virtually all of the Company's interest-earning assets are located at the Bank, virtually all of the Company's interest rate risk management procedures are performed at the Bank level. Based upon the Bank's nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate loan portfolio, concentrated primarily within Iowa, is subject to risks associated with the local economy. The Company has sought to diversify its loan portfolio by purchasing loans secured by properties outside of Iowa. At December 31, 1997, 31.1% of the Company's loan portfolio was secured by properties outside the State of Iowa, located in sixteen states. See "Asset Quality." The Bank does not own any trading assets. At December 31, 1997, neither the Company nor the Bank had any hedging transactions in place, such as interest rate swaps and caps.

         The Company seeks to manage its interest risk by monitoring and controlling the variation in repricing intervals between its assets and liabilities. To a lesser extent, the Company also monitors its interest rate sensitivity by analyzing the estimated changes in market value of its assets and liabilities assuming various interest rate scenarios. As discussed more fully below, there are a variety of factors which influence the repricing characteristics of any given asset or liability.

         The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The "interest rate sensitivity gap" is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to positively affect net interest income. Similarly, during a period of falling interest rates, a negative gap would tend to positively affect net interest income while a positive gap would tend to adversely affect net interest income.

         The Company's policy in recent years has been to manage its exposure to interest rate risk generally by focussing on the maturities of its interest rate sensitive assets and by emphasizing adjustable-rate mortgage loans, and maintaining a level of liquidity by investing in two-year United States Government securities and short-term interest-earning deposits. The Company generally offers competitive rates on deposit accounts and prices certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms.

         At December 31, 1997, total interest-earning assets maturing or repricing within one year exceeded total interest-bearing liabilities maturing or repricing in the same period by $614,000, representing a one-year gap ratio of positive 0.28%, compared to a one-year gap ratio of negative 4.36% at December 31, 1996. To manage the potential volatility of the Company's earnings in a changing interest rate environment, the Company has emphasized the origination of 7-year fixed rate mortgage loans that convert to adjustable rates at the conclusion of their initial terms and have overall maturities of up to 30 years, adjustable-rate loans and has sought to lengthen the terms of its deposits through its pricing strategies with respect to longer term certificates of deposit. The Chief Executive Officer regularly meets with the Bank's senior executive officers to review trends in deposits as well as mortgage and consumer lending. The Chief Executive Officer also regularly meets with the investment committee to review the investment portfolio. The Chief Executive Officer reports quarterly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.

         Gap Table. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term of repricing or the contractual terms of the asset or liability. Certain assumptions used in preparing the table are set forth in the following table. Management believes that these assumptions approximate actual experience and considers them appropriate and reasonable.

                                                                      AT DECEMBER 31, 1997 (1)
                                     -------------------------------------------------------------------------------------------
                                      WITHIN          1-3          3-5          5-10           10-20        OVER 20
                                      1 YEAR         YEARS        YEARS         YEARS          YEARS        YEARS         TOTAL
                                     --------        -----        -----         -----          -----        -------       -----
                                                                       (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  First mortgage loans
    Adjustable                       $ 49,072      $ 41,979      $ 13,488      $      -      $      -     $      -      $104,539
     Fixed (2)                         17,257        21,522        11,914        15,440           235            -        66,369
  Consumer and other loans              8,729        13,186         1,763            40             1            -        23,718
  Investment securities(3)             20,248         2,031             -             -             -            -        22,279
                                     --------      --------      --------      --------      --------     --------      --------
     Total interest-earning assets   $ 95,306      $ 78,718      $ 27,165      $ 15,480      $    236     $      -      $216,905
                                     ========      ========      ========      ========      ========     ========      ========

RATE SENSITIVE LIABILITIES:
  Passbook and statement savings
    accounts                         $ 17,120      $      -      $      -      $      -      $      -     $      -      $ 17,120
  NOW accounts                         14,457             -             -             -             -            -        14,457
  Money market accounts                 8,958             -             -             -             -            -         8,958
  Certificate accounts                 40,762        42,404        14,278             -             -            -        97,444
  Non-interest-bearing deposits         3,145             -             -             -             -            -         3,145
FHLB advances and other liabilities    10,250         8,000        10,300             -             -            -        28,550
                                     --------      --------      --------      --------      --------     --------      --------
     Total interest-bearing
      liabilities                    $ 94,692      $ 50,404      $ 24,578      $      -      $      -     $      -      $169,674
                                     ========      ========      ========      ========      ========     ========      ========

Interest sensitivity gap             $    614      $ 28,314      $  2,587      $ 15,480      $    236     $      -
Cumulative interest-sensitivity gap  $    614      $ 28,928      $ 31,515      $ 46,995      $ 47,231     $ 47,231

Interest sensitivity gap to total
  assets                                 0.28%        12.76%         1.17%         6.97%         0.11%           -
Cumulative interest-sensitivity gap
to total assets                          0.28%        13.03%        14.20%        21.17%        21.28%       21.28%
Ratio of interest-earning assets to
  interest-bearing liabilities         100.65%       156.17%       110.53%       100.00%       100.00%           -        127.84%
Cumulative ratio of interest-
  earning assets to interest-bearing
  liabilities                          100.65%       119.94%       118.57%       127.70%       127.84%      127.84%       127.84%

Total assets                         $221,954      $221,954      $221,954      $221,954      $221,954     $221,954      $221,954
Cumulative interest bearing assets   $ 95,306      $174,024      $201,189      $216,669      $216,905     $216,905      $216,905
Cumulative interest sensitive
  liabilities                        $ 94,692      $145,096      $169,674      $169,674      $169,674     $169,674      $169,674

_________________________________

(1) The Company prepared the above table using December 31, 1997 composite interest rate sensitivity assumptions of the Eighth District of the FHLB where such assumptions were available. Where such information was not available, the assumptions were made based on December 1997 OTS assumptions or the Company's actual experience. These assumptions are as follows: (i) fixed- rate first mortgage loans on one-to-four family residential properties with interest rates less than 8%, 8% to 9%, 9% to 10%, 10% to 11%, and 11% and over, and the remaining terms to maturity of over 15 years will prepay annually at 9%, 22%, 18%, 13% and 13%, respectively; (ii) adjustable-rate first mortgage loans on one-to-four family residential properties will prepay at 6% to 8% per year; (iii) fixed- and adjustable-rate mortgage loans on multifamily and commercial properties will repay at 8% per year; (iv) second mortgage consumer loans will prepay at 9% per year; (v) fixed-rate deposits will not be withdrawn prior to maturity; and (vi) passbook savings accounts, NOW accounts, money market accounts and noninterest-bearing deposit accounts are assumed to reprice within one year due to the possibility that such deposits will reprice in the event of significant changes in the overall level of interest rates. These assumptions are annual percentages based on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Company. Certain shortcomings are inherent in the analysis presented by the foregoing table.

(2) Fixed rate first mortgage loans include $44.0 million of one-to-four family seven year fixed rate loans than convert to adjustable rates at the beginning of the eighth year and are adjustable thereafter.

(3) Includes FHLMC preferred stock, FNMA preferred stock, other equity securities, interest-bearing deposits and FHLB stock, all of which are shown in the within-one-year category. Components include interest-bearing deposits of $2.5 million and securities available for sale of $19.8 million.

          Certain shortcomings are inherent in the method of analysis presented in the Gap Table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of changes in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

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

         Presented below, as of December 31, 1997, is an analysis of the Company's interest rate risk ("IRR") as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Company's current capital position.

          INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE (NPV)(1)


                         NET PORTFOLIO VALUE             NPV AS % OF PV OF ASSETS
                  ----------------------------------    --------------------------
CHANGE IN RATES   $ AMOUNT    $ CHANGE      % CHANGE       NPV RATIO      CHANGE
---------------   --------    --------      --------       ---------      ------
                                     (DOLLARS IN THOUSANDS)
   +400 bp         $47,750      -6,401        -12%           22.63%       -134bp
   +300 bp          49,784      -4,367         -8            23.15         -83bp
   +200 bp          51,704      -2,447         -5            23.61         -37bp
   +100 bp          53,231        -920         -2            23.90          -8bp
      0 bp          54,151           -          -            23.98             -
   -100 bp          54,239          88          -            23.76         -22bp
   -200 bp          53,883        -268          -            23.40         -58bp
   -300 bp          54,107         -44          -            23.24         -74bp
   -400 bp          54,669         518          1            23.18         -80bp

_________________________________

(1)  Denotes rate shock used to compute interest rate risk capital component.

         As is the case with the Gap Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV Table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

DELINQUENCIES AND CLASSIFIED ASSETS

         Delinquencies. The Company's collection procedures provide that when a loan is 15 days past due, a computer-generated late charge notice is sent to the borrower requesting payment, plus a late charge for mortgage loans. If delinquency continues, on the 20th day past due, a telephone call is made to the borrower seeking payment. If the loan is 30 days past due, a delinquent notice is mailed along with a letter advising that the mortgagors are in violation of the terms of their mortgage contract. If a loan becomes 60 days past due, the loan becomes subject to possible legal action. After 90 days, if satisfactory payment terms are not reached with the borrower, foreclosure proceedings are initiated. To the extent required by the Department of Housing and Urban Development (the "HUD") regulations, generally within 45 days of delinquency, a Section 160 HUD notice is given to the borrower which provides access to consumer counseling services.

         It is sometimes necessary and desirable to arrange special repayment schedules with mortgagors to prevent foreclosure or filing for bankruptcy. The mortgagors are required to submit a written repayment schedule which is closely monitored for compliance. Under these terms, the account is brought to date, usually within a few months.

         Nonperforming Assets. Loans are reviewed on a regular basis and are placed on nonaccrual status when, in the opinion of management, the collection of additional interest is doubtful. Mortgage loans and consumer loans are placed on nonaccrual status generally when either principal or interest is more than 90 days past due. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

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

         When foreclosed real estate is acquired or otherwise deemed foreclosed real estate, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 1997, the Company's foreclosed real estate consisted of two properties with an aggregate value of $67,000.

         Delinquent Loans, Nonaccrual Loans and Nonperforming Assets. The following table sets forth information regarding loans on nonaccrual status and foreclosed real estate of the Company at the dates indicated. At the dates indicated, the Company did not have any material restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, and did not have any loans that were ninety days past due and still accruing interest.

                                                                AT DECEMBER 31,
                                            ------------------------------------------------------
                                             1997        1996        1995        1994        1993
                                            ------      ------      ------      ------      ------
                                                                 (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS AND NONPERFORMING
ASSETS:
First mortgage loans:
  One-to-four family residential            $ 122       $ 149       $ 137       $ 299        $  91
  Multifamily and commercial
    properties                                  -           -           -           -            7
Consumer loans:                                25          35          44          25            4
  Total nonaccrual loans                      147         184         181         324          102
Total foreclosed real estate(1)                67         128         128           -           15
Other nonperforming assets                      -           2         109           -            -
                                            -----       -----       -----       -----        -----
  Total nonperforming assets                $ 214       $ 314       $ 418       $ 324        $ 117
                                            =====       =====       =====       =====        =====
Total nonaccrual loans to net loans
  receivable                                 0.08%       0.11%       0.12%       0.26%        0.09%
Total nonaccrual loans to total assets       0.07        0.09        0.10        0.21         0.07
Total nonperforming assets to total
  assets                                     0.10        0.15        0.23        0.21         0.08

________________________

(1) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of cost or fair value less estimated selling expenses.

         The following table sets forth information with respect to loans delinquent 60-89 days in the Company's portfolio at the dates indicated.

                                                                          AT DECEMBER 31,
                                                  ------------------------------------------------------------
                                                    1997          1996         1995          1994       1993
                                                  --------       ------       ------        ------     ------
                                                                           (IN THOUSANDS)
 LOANS PAST DUE 60-89 DAYS:
 First mortgage loans:
    One-to-four family residential                $  275         $  323       $  311        $  288     $ 5222
    Multifamily and commercial properties             -               -            -             -          -
 Consumer loans                                      135             51           28            62          1
                                                  ------         ------       ------        ------     ------
      Total past due 60-89 days                   $  410         $  374       $  339        $  350     $  523
                                                  ======         ======       ======        ======     ======


         The following table sets forth information with respect to the Company's delinquent loans and other problem assets at December 31, 1997.

                                                                               AT DECEMBER 31, 1997
                                                                      -----------------------------------
                                                                      BALANCE                      NUMBER
                                                                      -------                      ------
                                                                              (DOLLARS IN THOUSANDS)
 One-to-four family first mortgage loans:
   Loans 60 to 89 days delinquent                                      $ 275                           9
   Loans 90 days or more delinquent                                      122                           3
 Multifamily and commercial first mortgage loans:
   Loans 60 to 89 days delinquent                                          -                           -
   Loans 90 days or more delinquent                                        -                           -
 Consumer Loans:
   Loans 60 to 89 days delinquent                                        135                           8
   Loans 90 days or more delinquent                                       25                          11
 Foreclosed real estate                                                   67                           2
 Other nonperforming assets                                                -                           -
 Loans to facilitate sale of foreclosed real estate                      297                           9
 Special mention loans                                                   422                          32

         Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At December 31, 1997, the Company had $422,000 of special mention loans, consisting of twelve loans secured by one-to-four family residences and twenty consumer loans.

         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                             AT DECEMBER 31,
                                  --------------------------------------------------------------------
                                     1997          1996           1995           1994          1993
                                  ---------     ---------      ---------       ---------     ---------
                                                             (IN THOUSANDS)
 Substandard assets               $     208     $     311      $  1,134(1)     $     357     $     143
 Doubtful assets                          -             -              -               -             -
 Loss assets                             18             9              -              10             5
                                  ---------     ---------      ---------       ---------     ---------
  Total classified assets         $     226     $     320      $   1,134       $     367     $     148
                                  =========     =========      =========       =========     =========

______________

(1) Includes one purchased loan which was secured by a multifamily property that was 30 days past due in the amount of $791,000 (in actual dollars). This loan was repaid in January 1996.

         Allowance for Loan Losses. It is management's policy to provide an allowance for estimated losses on the Company's loan portfolio based on management's evaluation of the prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are collateralized by properties located outside of the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 1997, 1996 and 1995 the Company's provision for loan losses were $240,000, $240,000 and $250,000, respectively. The Company's allowance for loan losses totalled $2.2 million, $2.0 million and $1.7 million at December 31, 1997, 1996 and 1995, respectively.

         Management believes that the allowances for losses on loans and foreclosed real estate are adequate. While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for loan losses. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination.

         Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                       1997           1996          1995           1994          1993
                                                     --------       --------      --------       --------      --------
                                                                            (DOLLARS IN THOUSANDS)
              Total loans outstanding                $194,626       $168,921      $151,310       $128,951      $120,097

              Average net loans outstanding           175,284        156,708       137,068        118,997       114,163
              Allowance balances (at beginning of
               period                                   1,953          1,736         1,543          1,306         1,077
                                                     --------       --------      --------       --------      --------
              Provisions for losses:
               First mortgage loans                       190            150           200            165           200
               Consumer loans                              50             90            50             77            48
              Charge-Offs:
               First mortgage loans                        21              5             2              -             7
               Consumer loans                              31             19            56              7            13
              Recoveries:
               First mortgage loans                        -               -             -              -             -
               Consumer loans                              10              1             1              2             1
                                                     --------       --------      --------       --------      --------
              Net charge-offs                              42             23            57              5            19
                                                     --------       --------      --------       --------      --------
              Allowance balance (at end of
              period)                                $  2,151       $  1,953      $  1,736       $  1,543      $  1,306
                                                     ========       ========      ========       ========      ========
              Allowance for loan losses as a
               percent of total loans receivable
               at end of period                          1.10%          1.16%         1.15%          1.20%         1.09%
              Net loans charged off as a percent
               of average net loans outstanding          0.02           0.01          0.04              -          0.02
              Ratio of allowance for loan losses
               to total nonaccrual loans at end of
               period                                 1468.33       1,059.35        960.20         476.23      1,279.41
              Ratio of allowance for loan losses
               to total nonaccrual loans and
               foreclosed real estate at end
               of period                              1006.96         621.31        562.15         476.23      1,115.38


         Allocation of Allowance for Loan Losses. The following table sets forth the allocation for loan losses by loan category for the periods indicated:

                                                                                              AT DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                   1997                    1996                    1995
                                          ------------------------ ---------------------- ----------------------
                                                      % OF LOANS             % OF LOANS              % OF LOANS
                                                        IN EACH                IN EACH                IN EACH
                                                      CATEGORY TO            CATEGORY TO            CATEGORY TO
                                           AMOUNT     TOTAL LOANS   AMOUNT   TOTAL LOANS   AMOUNT   TOTAL LOANS
                                          -------     -----------   ------   -----------   ------   -----------
                                                                                          (DOLLARS IN THOUSANDS)
 Balance at end of period applicable
 to:
        One-to-four family residential
          mortgage loans                  $  675        59.48%      $  503      63.44%      $  418     62.70%
        Multifamily residential
         mortgage loans                    1,026        26.38          948      20.42          870     20.90
        Commercial mortgage loans             76         1.95          157       3.09          175      3.85
        Consumer loans                       374        12.19          345      13.05          273     12.55
                                          ------       ------       ------     ------       ------    ------
           Total allowance for loan
           losses                         $2,151       100.00%      $1,953     100.00%      $1,736    100.00%
                                          ======       ======       ======     ======       ======    ======

                                                             AT DECEMBER 31,
                                         --------------------------------------------------
                                                    1994                     1993
                                         -------------------------- -----------------------
                                                      % OF LOANS                % OF LOANS
                                                        IN EACH                   IN EACH
                                                      CATEGORY TO               CATEGORY TO
                                            AMOUNT    TOTAL LOANS     AMOUNT    TOTAL LOANS
                                            ------    -----------     ------    -----------

 Balance at end of period applicable
 to:
        One-to-four family residential
          mortgage loans                    $  429       65.48%      $  272        63.98%
        Multifamily residential
         mortgage loans                        646       16.70          646        18.73
        Commercial mortgage loans              189        4.79          181         5.39
        Consumer loans                         279       13.03          207        11.90
                                            ------      ------       ------       ------
           Total allowance for loan
           losses                           $1,543      100.00%      $1,306       100.00%
                                            ======      ======       ======       ======


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

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                  ----------------------------------------------------------------------------------------------
                                  AT DECEMBER 31, 1997                 1997                                 1996
                                  --------------------    ----------------------------------   ---------------------------------
                                                                                    AVEREAGE                             AVERAGE
                                                YIELD/    AVERAGE                   YIELD/     AVERAGE                   YIELD/
                                    BALANCE      COST     BALANCE      INTEREST      COST      BALANCE       INTEREST     COST
                                    -------     ------    -------      --------     --------   -------       --------    -------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning
  assets:
    First mortgage loans(1)         $169,682      8.07%   $154,227     $ 12,433(8)    8.06%     $137,668      $11,174(8)    8.12%
    Consumer loans(1)                 23,717      9.50      23,138        2,201       9.51        20,900        2,007       9.60
    Investment securities             21,706(4)   6.12      27,102(5)     1,571       5.79        29,827(6)     1,909       6.40
                                    --------              --------     --------                 --------      -------
      Total interest-
       earning assets               $215,105      8.03    $204,467     $ 16,205       7.93      $188,395      $15,090       8.01
  Noninterest-earning assets           6,849                 6,645     ========                    4,721      =======
                                    --------              --------                              --------
      Total assets                  $221,954              $211,112                              $193,116
                                    ========              ========                              ========

LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
  NOW and money market
    savings                         $ 23,415      2.90%   $ 21,777     $    632       2.90%     $ 18,704      $   530       2.83%
  Passbook savings                    17,120      2.25      17,425          392       2.25        18,997          432       2.27
  Certificates of
   Deposit                            97,444      5.94       93,239       5,470       5.87        88,688        5,256       5.93
  Borrowed funds                      28,550      5.93       23,679       1,406       5.94        12,114          711       5.87
                                    --------              --------     --------                 --------      -------
     Total interest-bearing
      liabilities                   $166,529      5.13%    $156,120    $  7,900       5.06%     $138,503      $ 6,929       5.00%
  Noninterest-bearing                                                  ========                               =======
   liabilities                         5,008                  5,634                                4,920
                                    --------              --------                              --------
      Total liabilities             $171,537               $161,754                             $143,423
  Equity                              50,417                 49,358                               49,693
                                    --------              --------                              --------
      Total liabilities
      and equity                    $221,954               $211,112                             $193,116
                                    ========              ========                              ========
  Net interest income                                                  $  8,305                               $ 8,161
  Net interest rate spread(2)                     2.90%                ========       2.87%                   ========      3.01%
  Net interest margin(3)                          4.06                                4.06                                  4.33
  Ratio of average
   interest-earning assets to
    average interest-bearing
    liabilities                                 129.17                              130.97                                136.02

                                     FOR THE YEAR ENDED DECEMBER 31,
                                    ----------------------------------
                                                   1995
                                    ----------------------------------
                                                               AVERAGE
                                    AVERAGE                    YIELD/
                                    BALANCE      INTEREST       COST
                                    -------      --------      -------
                                          (DOLLARS IN THOUSANDS)
ASSETS:
  Interest-earning
  assets:
    First mortgage loans(1)         $120,825      $ 9,818(8)     8.13
    Consumer loans(1)                 17,865        1,703        9.53
    Investment securities             27,128(7)     1,627        6.00
                                    --------      -------
      Total interest-
       earning assets               $165,818      $13,148        7.93
  Noninterest-earning assets           3,722      =======
                                    --------
      Total assets                  $169,540
                                    ========
LIABILITIES AND EQUITY:
  Interest-bearing liabilities:
  NOW and money market
    savings                         $ 15,000      $   426        2.84%
  Passbook savings                    19,777          571        2.89
  Certificates of
   Deposit                            88,107        5,281        5.99
  Borrowed funds                      13,734          801        5.84
                                    --------      -------
     Total interest-bearing
      liabilities                   $136,618      $ 7,079        5.18%
  Noninterest-bearing                             =======
   liabilities                         4,111
                                    --------
      Total liabilities             $140,729
  Equity                              28,811
                                    --------
      Total liabilities
      and equity                    $169,540
                                    ========
  Net interest income                             $ 6,069
                                                  =======
  Net interest rate spread(2)                                    2.75%
  Net interest margin(3)                                         3.66
  Ratio of average
   interest-earning assets to
    average interest-bearing
    liabilities                                                121.37

____________________

(1) Balance is net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the balances.
(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Includes interest-bearing deposits of $2,463,000 and securities available for sale of $19,243,000.
(5) Includes interest-bearing deposits of $3,912,000, securities available for sale of $22,440,000 and securities held to maturity of $750,000.
(6) Includes interest-bearing deposits of $3,323,000, securities available for sale of $16,298,000 and securities held to maturity of $10,206,000.
(7) Includes interest-bearing deposits of $2,251,000, securities available for sale of $5,846,000 and securities held to maturity of $19,031,000.
(8) Includes loan fee amortization of $(35,000), $(33,000) and $(57,000) for the years ended December 31, 1997, 1996 and 1995.

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

                                                                    YEAR ENDED
                                                                DECEMBER 31, 1997
                                                                   COMPARED TO
                                                                    YEAR ENDED
                                                                DECEMBER 31, 1996
                                              -------------------------------------------------------
                                                        INCREASE/(DECREASE)
                                                              DUE TO
                                              --------------------------------------
                                                                                              TOTAL
                                                                              RATE/         INCREASE
                                              VOLUME           RATE           VOLUME       (DECREASE)
                                              ------           ----           ------        ---------
                                                                (IN THOUSANDS)
INTEREST INCOME:
   First mortgage loans                       $ 1,344         $   (76)       $    (9)        $ 1,259
   Consumer loans                                 215             (19)            (2)            194
   Investment securities                         (216)           (109)           (13)           (338)
                                              -------         -------        -------         -------
   Total interest-earning assets              $ 1,343         $  (204)       $   (24)        $ 1,115
                                              =======         =======        =======         =======
INTEREST EXPENSE:
   NOW and money market savings               $    87         $    13        $     2         $   102
   Passbook savings                               (36)             (4)             -             (40)
   Certificate of deposits                        271             (53)            (3)            215
   Borrowed funds                                 679               8              7             694
                                              -------         -------        -------         -------
   Total interest-bearing liabilities         $ 1,001         $   (36)       $     6         $   971
                                              =======         =======        =======         =======
   Net change in net interest income          $   342         $  (168)       $   (30)        $   144
                                              =======         =======        =======         =======

                                                                       YEAR ENDED
                                                                    DECEMBER 31, 1996
                                                                       COMPARED TO
                                                                       YEAR ENDED
                                                                    DECEMBER 31, 1995
                                                  --------------------------------------------------------
                                                             INCREASE/(DECREASE)
                                                                   DUE TO
                                                  --------------------------------------          TOTAL
                                                                                  RATE/          INCREASE
                                                   VOLUME           RATE         VOLUME         (DECREASE)
                                                   ------           ----         -------        ----------
                                                                       (IN THOUSANDS)

INTEREST INCOME:
   First mortgage loans                            $ 1,369        $   (11)       $    (2)        $ 1,356
   Consumer loans                                      289             13              2             304
   Investment securities                               183            153            (54)            282
                                                   -------        -------        -------         -------
   Total interest-earning assets                   $ 1,841        $   155        $   (54)        $ 1,942
                                                   =======        =======        =======         =======
INTEREST EXPENSE:
   NOW and money market savings                    $   105        $    (1)       $     -         $   104
   Passbook savings                                    (23)          (122)             5            (140)
   Certificate of deposits                              35            (59)             -             (24)
   Borrowed funds                                      (94)             5             (1)            (90)
                                                   -------        -------        -------         -------
   Total interest-bearing liabilities              $    23        $  (177)       $     4         $  (150)
                                                   =======        =======        =======         =======
   Net change in net interest income               $ 1,818        $   332        $   (58)        $ 2,092
                                                   =======        =======        =======         =======

COMPARISON OF FINANCIAL CONDITION AS OF DECEMBER 31, 1997, DECEMBER 31, 1996 AND DECEMBER 31, 1995

       Total assets increased $18.9 million, or 9.3%, from $203.1 million at
December 31, 1996 to $222.0 million at December 31, 1997.   Securities
available for sale decreased $3.3 million, or 14.2%, primarily due to the maturities of several U.S. Treasury Notes and the call of certain equity securities, partially offset by the purchase of several U.S. Treasury Notes and the purchase of certain equity securities. Securities held to maturity decreased $3.5 million, or 100.0%, due to the maturities of several U.S. Treasury Notes and the Company's decision not to replace such securities at the present time, in order to allow the Company greater flexibility in managing its portfolio of investment securities. Total loans receivable, net, increased by $25.4 million, or 15.3%, from $165.8 million at December 31, 1996 to $191.3 million at December 31, 1997, primarily due to the origination of $25.0 million of first mortgage loans secured by one-to-four family residences, purchases and originations of first mortgage loans primarily secured by multifamily residences located out of state of $22.3 million, and originations of $9.6 million of second mortgage loans. These originations and purchases were offset in part by payments, prepayments and sales of loans during the year ended December 31, 1997. Deposits increased $11.4 million, or 8.8%, from $129.7 million at December 31, 1996 to $141.1 million at December 31, 1997, primarily reflecting increases in certificates of deposit. Other borrowings, primarily FHLB advances, increased $6.2 million, to $28.6 million at December 31, 1997 from $22.3 million at December 31, 1996. Total shareholders' equity increased $1.2 million from $49.2 million at December 31, 1996 to $50.4 million at December 31, 1997, primarily due to net income and increased unrealized gains, less dividends paid to shareholders and funds used for repurchases of Common Stock.

       Total assets increased $23.2 million, or 12.9%, from $179.9 million at December 31, 1995 to $203.1 million at December 31, 1996, reflecting the use of proceeds from the Conversion. Total loans receivable, net, increased by $18.0 million, or 12.1%, from $147.9 million at December 31, 1995 to $165.8 million at December 31, 1996, primarily due to the origination of $24.2 million of first mortgage loans secured by one-to-four family residences, purchases and originations of first mortgage loans secured by one-to-four family and multifamily residences located out of state of $11.4 million, and originations of $10.1 million of second mortgage loans. These originations and purchases were offset in part by payments, prepayments and sales of loans during the year ended December 31, 1996. Deposits increased $3.0 million, or 2.4%, from $126.7 million at December 31, 1995 to $129.7 million at December 31, 1996. Other borrowings, primarily FHLB advances, increased $395,000, to $22.3 million at December 31, 1996 from $21.9 million at December 31, 1995. A portion of the proceeds from the Conversion was used to repay then outstanding FHLB advances. Subsequently, borrowings were increased primarily to fund loan growth. Total shareholders' equity increased $19.3 million from $29.9 million at December 31, 1995 to $49.2 million at December 31, 1996, primarily due to the issuance of stock in connection with the Conversion, less dividends paid to shareholders and stock repurchases.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND
1996

       Interest Income. Interest income increased by $1.1 million to $16.2 million for the year ended December 31, 1997 compared to $15.1 million for the year ended December 31, 1996. The increase in interest income was primarily due to a $16.1 million increase in average interest earning assets to $204.5 million for the year ended December 31, 1997, from $188.4 million for 1996. The increase in the average balances of interest earning assets primarily reflects increases in the average balances of first and second mortgage loans. These increases were primarily derived from originations of $25.0 million of first mortgage loans secured by one-to-four family residences, purchases and originations of first mortgage loans secured by multifamily residences located outside of the State of Iowa of $22.3 million and originations of $9.6 million of second mortgage loans, which originations and purchases were offset in part by payments, prepayments and sales of loans during the year ended December 31, 1997. The increase in average interest-earning assets reflects the Company's continued emphasis on residential lending. See "-Business Strategy." The average balance of securities held to maturity decreased $9.5 million, or 92.7%, and such securities were in part, replaced by lower yielding securities available for sale. The average yield on interest earning assets decreased to 7.93% for the year ended December 31, 1997 from 8.01% for the year ended December 31, 1996, primarily due to a general decrease in market interest rates.

       Interest Expense. Interest expense increased by $971,000 to $7.9 million for the year ended December 31, 1997 compared to $6.9 million for the year ended December 31, 1996. The increase in interest expense was primarily due to a $17.6 million increase in the average balances of interest bearing liabilities to $156.1 million for the year ended December 31, 1997 compared to $138.5 million for comparable 1996 period. The increase in the average balances of interest bearing liabilities reflects an increase in the average balances of certificates of deposit and borrowed funds, consistent with the Company's strategy of controlled internal growth. The increase of $11.6 million, or 95.5%, of the average balance of borrowed funds from 1996 reflects the repayment of borrowed funds with the proceeds of the Conversion in 1996 and the increase of borrowed funds subsequent to the Reorganization to fund asset growth. The average cost of interest bearing liabilities increased to 5.06% for the year ended December 31, 1997 from 5.00% for the year ended December 31, 1996, reflecting changes in the distribution of NOW and money market savings accounts and borrowing of funds with longer maturities and to a lesser extent increases in the average cost of NOW and money market savings accounts and borrowed funds. This was offset in part by a decline in the average cost of certificates of deposit, primarily reflecting maturities of certificates of deposit at a rate of higher than the current market rate.

       Net Interest Income. Net interest income before provision for loan losses increased by $144,000 to $8.3 million for the year ended December 31, 1997 from $8.2 million for the year ended December 31, 1996. The increase is primarily due to the increases in the average interest earning assets, and increases in the average interest bearing liabilities. This increase was offset in part by the decrease in the interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) from 3.01% for the year ended December 31, 1996 to 2.87% for the year ended December 31, 1997. The decline in the spread reflects the general decline in the overall yields on interest-earning assets combined with the increase in the average balance of borrowed funds and certificates of deposit which have higher costs than other interest-bearing liabilities.

       Provision for Loan Losses. The Company's provision for loan losses was $240,000 for years ended December 31, 1997 and December 31, 1996. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are secured by properties located out of state, and other factors related to the collectibility of the Company's loan portfolio. The net charge offs were $42,000 for the year ended December 31, 1997 as compared to $23,000 for the year ended December 31, 1996. The resulting allowance for loan loss was $2.2 million at December 31, 1997 as compared to $2.0 million at December 31, 1996.

       The increase in the allowance is primarily due to the increase in total loans from $168.9 million at December 31, 1996 to $194.6 million at December 31, 1997 as well as the increase in multifamily loans both on an aggregate basis and a percentage of the total loan portfolio. The allowance for loan losses as a percentage of total loans receivable decreased to 1.10% at December 31, 1997 from 1.16% at December 31, 1996. The level of nonperforming loans has decreased to $147,000 at December 31, 1997 from $184,000 at December 31, 1996. See "Asset Quality".

       Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

       Noninterest income. Total noninterest income increased by $644,000, or 34.0%, to $2.5 million for the year ended December 31, 1997 from $1.9 million for the year ended December 31, 1996. The increase is due to increases in abstract fees, other income and gain on the sale of investments. Abstract fees increased $291,000 due to increased sales volume, which is in part attributable to the purchase of the assets of an abstract company in December, 1996. Other income increased by $41,000, primarily due to the rental income from the Bank's investment in the Northridge Apartment Limited Partnership, offset in part by decreases in annuity sales. Non interest income for the year ended December 31, 1997 also reflects gains on the sales of securities available for sale of $249,000, as compared to gains on the sale of such securities of $14,000 for the 1996 comparable period due to a substantial portion of the Holding Company's available for sale securities being sold in 1997. See "-Business Strategy-Increased Noninterest Income".

       Noninterest Expense. Total non-interest expense decreased by $362,000 million to $4.6 million for the year ended December 31, 1997 from $4.9 million for the year ended December 31, 1996. The decrease is primarily due to the $817,000 one-time assessment to recapitalize the SAIF in 1996. Absent the one-time SAIF special assessment, the noninterest expense for the year ended December 31, 1997 increased $455,000 over the corresponding period in 1996. The increase in 1997 is primarily due to increases in salaries and employee benefits and other expenses, offset in part by decreases in SAIF deposit insurance premiums. The increase in salaries and benefits was primarily a result of the expenses associated with the ESOP, normal salary increases and increase in the number of employees at the Ames office and at First Iowa, offset in part by the costs incurred in 1996 related to the adoption of a retirement plan for the benefit of the former Chairman of the Board. The increase in other expenses is primarily due to higher expenditures for advertising, employee expenses, professional fees and expenses associated with the Bank's investment in the Northridge Apartments Limited Partnership. The decrease in SAIF deposit insurance, excluding the one-time assessment, was primarily due to the enactment of legislation which decrease assessment rates for institutions such as the Bank. See "SAIF Recapitalization." The Company's efficiency ratio, excluding the one-time SAIF assessment, for the year ended December 31, 1997 and 1996 were 42.21% and 40.99%, respectively. The Company's ratio of noninterest expense to average assets, excluding the one-time SAIF assessment, for the year ended December 31, 1997 and 1997 were 2.17% and 2.13%, respectively.

       Income Taxes. Income taxes increased by $365,000 to $2.1 million for the year ended December 31, 1997 as compared to $1.7 million for the year ended December 31, 1996. The increase was principally due to an increase in pre-tax earnings during the 1997 period as compared to the 1996 period, offset in part by the tax credits recognized from the Bank's investment in the Northridge Apartments Limited Partnership in 1997.

       Net Income. Net income totalled $3.9 million for the year ended December 31, 1997 compared to $3.1 million for the same period in 1996.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND
1995

       Interest Income. Interest income increased by $1.9 million to $15.1 million for the year ended December 31, 1996 compared to $13.1 million for the year ended December 31, 1995. The increase in interest income was primarily due to a $22.7 million increase in average interest earning assets (consisting primarily first and second mortgage loans) to $188.4 million for the year ended December 31, 1996, from $165.7 million for the comparable 1995 period. The increase in the average balances of interest earning assets primarily reflects increases in the average balances of first and second mortgage loans. These increases were primarily derived from originations of $24.2 million of first mortgage loans secured by one-to-four family residences, purchases and originations of first mortgage loans secured by one-to-four family and multifamily residences located outside of the State of Iowa of $11.4 million and originations of $10.1 million of second mortgage loans, which originations and purchases were offset in part by payments, prepayments and sales of loans during the year ended December 31, 1996. The increase in average interest-earning assets reflects the use of proceeds from the Conversion and the Company's emphasis on residential lending. See "-Business Strategy." The increase in interest income was also due to an increase in the average yield on investment securities to 6.40% from 6.00% for the year ended December 31, 1996 and 1995, respectively, reflecting the purchase of certain higher yielding equity securities during the year ended December 31, 1996. The average yield on interest earning assets increased to 8.01% for the year ended December 31, 1996 from 7.93% for the year ended December 31, 1995.

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

       Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

       Noninterest income. Total noninterest income increased by $191,000, or 11.2%, to $1.9 million for the year ended December 31, 1996 from $1.7 million for the year ended December 31, 1995. The increase is primarily due to a $136,000 increase in abstract fees, attributable to increased sales volume, a $111,000 increase in checking account charges and a $82,000 increase in annuity commissions, which commissions are generated by the annuity sales activities of First Financial Service Corporation, a wholly owned subsidiary of the Bank. This increase, over fiscal year 1995, was offset in part by a $182,000 gain on the sale of securities available for sale for the year ended December 31, 1995. See "-Business Strategy-Increase Noninterest Income".

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

IMPACT OF NEW ACCOUNTING STANDARDS

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires that all items that are components of comprehensive income defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except those resulting from investments by owners and distributions to owners," be reported in a financial statement that is displayed with the same prominence as other financial statements. Companies will be required to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior periods presented. As the requirements of SFAS No. 130 are disclosure related, its implementation will have no impact on the Company's financial condition or results of operations.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to shareholders. It also requires that a Company report certain information about their products and services, geographic areas in which they operate and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. As the requirements of SFAS No. 131 are disclosure related, its implementation will have no impact on the Company's financial condition or results of operations.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES

                 See Item 7. Management Discussion and Analysis. "Discussion of Market Risk - Interest Rate Sensitivity Analysis."



ITEM 8.  FINANCIAL STATEMENTS


                        NORTH CENTRAL BANCSHARES, INC.
                               AND SUBSIDIARIES


                        INDEX TO FINANCIAL STATEMENTS


--------------------------------------------------------------------------

INDEPENDENT AUDITOR'S REPORT                                     60

--------------------------------------------------------------------------

FINANCIAL STATEMENTS
         Consolidated statements of financial condition          61
         Consolidated statements of income                       62
         Consolidated statements of shareholders' equity         63
         Consolidated statements of cash flows                   64
         Notes to consolidated financial statements              66

--------------------------------------------------------------------------

                                    [LOGO]

                            McGLADREY & PULLEN, LLP
                            -----------------------
                 Certified Public Accountants and Consultants


                         INDEPENDENT AUDITOR'S REPORT
                         ON THE FINANCIAL STATEMENTS


To the Board of Directors
North Central Bancshares, Inc.
Fort Dodge, Iowa

We have audited the accompanying consolidated statements of financial condition of North Central Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the three years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Central Bancshares, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the three years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.




                                          /S/ MCGLADREY & PULLEN LLP


Des Moines, Iowa
January 30, 1998

 NORTH CENTRAL BANCSHARES, INC.
 AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
 DECEMBER 31, 1997 AND 1996

 ASSETS                                                                         1997              1996
---------------------------------------------------------------------------------------------------------
 CASH:
   Interest-bearing                                                        $  2,462,809      $  2,973,490
   Noninterest-bearing                                                          982,354           963,325
 Securities available for sale (Notes 2 and 8)                               19,815,913        23,103,614
 Securities held to maturity (Note 2)                                                           3,499,528
 Loans receivable, net (Notes 3, 4, 8 and 14)                               191,248,830       165,831,040
 Accrued interest receivable (Note 5)                                         1,300,495         1,327,733
 Foreclosed real estate                                                          67,107           128,471
 Premises and equipment, net (Note 6)                                         2,143,016         1,780,392
 Rental real estate                                                           2,059,148         1,775,844
 Title plant                                                                    925,256           968,747
 Deferred taxes (Note 9)                                                        105,139           198,000
 Prepaid expenses and other assets                                              843,541           542,351
                                                                           ------------      ------------
        TOTAL ASSETS                                                       $221,953,608      $203,092,535
                                                                           ============      ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
   Deposits (Note 7)                                                       $141,123,707      $129,722,044
   Borrowed funds (Note 8)                                                   28,550,000        22,335,000
   Advances from borrowers for taxes and insurance (Note 4)                     918,369           845,488
   Dividend payable                                                             204,155           230,344
   Income taxes payable                                                         194,325           182,826
   Accrued expenses and other liabilities                                       545,976           542,026
                                                                           ------------      ------------
        TOTAL LIABILITIES                                                   171,536,532       153,857,728
                                                                           ------------      ------------

 COMMITMENTS AND CONTINGENCIES (Notes 13, 16 and 19)

 STOCKHOLDERS' EQUITY  (Notes 11 and 17)
   Common stock, $.01 par value, authorized 15,500,000 shares;
     issued and outstanding 1997 and 1996 4,011,057 shares                       40,111            40,111
   Preferred stock, $.01 par value, authorized 3,000,000 shares;
     issued and outstanding 1997 and 1996 none
   Additional paid-in capital                                                37,949,598        37,796,611
   Retained earnings, substantially restricted (Note 9)                      23,660,964        20,531,604
   Unearned shares, employee stock ownership plan (Note 10)                  (1,210,441)       (1,416,955)
   Unrealized gain on securities available for sale, net of income taxes        354,781            73,097
   Less cost of treasury stock, 1997 744,574 shares;
     1996 581,602 shares                                                    (10,377,937)       (7,789,661)
                                                                           ------------      ------------
        TOTAL STOCKHOLDERS' EQUITY                                           50,417,076        49,234,807
                                                                           ------------      ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $221,953,608      $203,092,535
                                                                           ============      ============

See Notes to Consolidated Financial Statements.

 NORTH CENTRAL BANCSHARES, INC.
 AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME
 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                               1997           1996           1995
------------------------------------------------------------------------------------------------------
Interest income:
  Loans receivable:
    First mortgage loans                                    $12,432,797    $11,173,567      $9,817,876
    Consumer loans                                            2,200,965      2,007,185       1,702,971
 Securities and cash deposits                                 1,570,932      1,909,267       1,627,516
                                                            ------------------------------------------
                                                             16,204,694     15,090,019      13,148,363
                                                            ------------------------------------------
 Interest expense:
   Deposits (Note 7)                                          6,493,931      6,217,234       6,277,578
   Other borrowed funds                                       1,405,679        711,418         801,448
                                                            ------------------------------------------
                                                              7,899,610      6,928,652       7,079,026
                                                            ------------------------------------------
        NET INTEREST INCOME                                   8,305,084      8,161,367       6,069,337
 Provision for loan losses (Note 3)                             240,000        240,000         250,000
                                                            ------------------------------------------
        NET INTEREST INCOME AFTER PROVISION
            FOR LOAN LOSSES                                   8,065,084      7,921,367       5,819,337
                                                            ------------------------------------------

Noninterest income:
  Fees and service charges                                      656,695        579,999         444,916
  Abstract fees                                               1,221,807        931,031         794,732
  Gain on sale of securities available for sale, net            248,526         13,774         181,871
  Other income                                                  409,968        368,691         281,286
                                                            ------------------------------------------
        TOTAL NONINTEREST INCOME                              2,536,996      1,893,495       1,702,805
                                                            ------------------------------------------

 Noninterest expense:
   Salaries and employee benefits (Note 10)                   2,208,807      2,003,701       1,681,290
   Premises and equipment                                       444,231        420,633         381,771
   Data processing                                              258,250        243,762         235,626
   SAIF special assessment                                            -        817,275               _
   SAIF deposit insurance premiums                               84,742        278,563         286,593
   Other expenses (Note 12)                                   1,580,622      1,174,450       1,072,968
                                                            ------------------------------------------
        TOTAL NONINTEREST EXPENSE                             4,576,652      4,938,384       3,658,248
                                                            ------------------------------------------
        INCOME BEFORE INCOME TAXES                            6,025,428      4,876,478       3,863,894
Provision for income taxes (Note 9)                           2,108,304      1,743,557       1,403,262
                                                            ------------------------------------------
        NET INCOME                                           $3,917,124     $3,132,921      $2,460,632
                                                            ==========================================

Basic earnings per common share (Note 18)                    $     1.23     $      .82      $      .63

Earnings per common share-assuming dilution (Note 18)        $     1.21     $      .82      $      .63

Dividends declared per common share (Note 11)                $      .25     $      .28      $      .60


See Notes to Consolidated Financial Statements.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


                                                                                                                  Gain (Loss)
                                                                                                                      on
                                                                                                                  Securities
                                                                                                                  Available
                                                                                                   Employee       for Sale,
                                                                      Additional                     Stock          Net of
                                                          Common       Paid-in        Retained     Ownership        Income
                                                          Stock        Capital        Earnings        Plan          Taxes
-----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                                $ 37,000   $12,344,001    $16,541,883   $  (886,000)  $ (223,855)
  Net income                                                     -             -      2,460,632             -            -
  Dividends on common stock                                      -             -       (781,889)            -            -
  Effect on contribution to employee stock
   ownership plan                                                -         6,839              -       117,210            -
  Reclassification of security to available for sale
   (Note 2)                                                      -             -              -             -       27,766
  Net change in unrealized gain on securities available
   for sale, net                                                 -             -              -             -      256,741
                                                          -------------------------------------------------------------------
Balance, December 31, 1995                                  37,000    12,350,840     18,220,626      (768,790)      60,652
  Net income                                                     -             -      3,132,921             -            -
  Reorganization and conversion  to  stock  form
   and proceeds from issuance of common stock in
   connection therewith                                      3,111    26,249,048              -             -            -
  Expenses incurred relating to conversion to stock form         -      (844,469)             -             -            -
  Purchase of treasury stock                                     -             -              -             -            -
  Unearned ESOP shares                                           -             -              -      (840,000)           -
  Dividends on common stock                                      -             -       (821,943)            -            -
  Effect  of  contribution  to  employee stock ownership
   plan                                                          -        41,192              -       191,835            -
  Net change in unrealized gain on securities available
   for sale, net                                                 -             -              -             -       12,445
                                                          -------------------------------------------------------------------
Balance, December 31, 1996                                  40,111    37,796,611     20,531,604    (1,416,955)      73,097
  Net income                                                     -             -      3,917,124             -            -
  Purchase of treasury stock                                     -             -              -             -            -
  Dividends on common stock                                      -             -       (787,764)            -            -
  Effect of contribution to employee stock ownership plan        -       147,968              -       206,514            -
  Effect of stock options exercised                              -         5,019              -             -            -
  Net change in unrealized gain on securities available
   for sale, net                                                 -             -              -             -      281,684
                                                          -------------------------------------------------------------------
Balance, December 31, 1997                                $ 40,111   $37,949,598    $23,660,964   $(1,210,441)  $  354,781
                                                          ===================================================================

                                                                              Total
                                                             Treasury      Stockholders
                                                               Stock          Equity
---------------------------------------------------------------------------------------
Balance, December 31, 1994                                 $          -    $27,813,029
  Net income                                                          -      2,460,632
  Dividends on common stock                                           -       (781,889)
  Effect on contribution to employee stock
   ownership plan                                                     -        124,049
  Reclassification of security to available for sale
   (Note 2)                                                           -         27,766
  Net change in unrealized gain on securities available
   for sale, net                                                      -        256,741
                                                          ----------------------------
Balance, December 31, 1995                                            -     29,900,328
  Net income                                                          -      3,132,921
  Reorganization and conversion  to  stock  form
   and proceeds from issuance of common stock in
   connection therewith                                               -     26,252,159
  Expenses incurred relating to conversion to stock form              -       (844,469)
  Purchase of treasury stock                                 (7,789,661)    (7,789,661)
  Unearned ESOP shares                                                -       (840,000)
  Dividends on common stock                                           -       (821,943)
  Effect  of  contribution  to  employee stock ownership
   plan                                                               -        233,027
  Net change in unrealized gain on securities available
   for sale, net                                                      -         12,445
                                                          ----------------------------
Balance, December 31, 1996                                   (7,789,661)    49,234,807
  Net income                                                          -      3,917,124
  Purchase of treasury stock                                 (2,706,750)    (2,706,750)
  Dividends on common stock                                           -       (787,764)
  Effect of contribution to employee stock ownership plan             -        354,482
  Effect of stock options exercised                             118,474        123,493
  Net change in unrealized gain on securities available
   for sale, net                                                      -        281,684
                                                          ----------------------------
Balance, December 31, 1997                                 $(10,377,937)   $50,417,076
                                                          ============================

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                   1997            1996           1995
----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $  3,917,124   $  3,132,921   $  2,460,632
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                      240,000        240,000        250,000
     Depreciation                                                   298,927        202,911        170,445
     Amortization and accretion                                      74,219       (163,796)      (306,421)
     Deferred taxes                                                 (80,591)      (143,069)        41,946
     Effect of contribution to employee stock
       ownership plan                                               354,482        185,027         28,049
     (Gain) on sale of foreclosed real estate and loans, net         (7,499)       (16,924)       (11,675)
     (Gain) on sale of securities available for sale               (248,526)       (13,774)      (181,871)
     Loss on disposal of equipment                                    3,321         19,781
     Stock dividend on Federal Home Loan Bank stock                       -              -        (22,900)

     Change in assets and liabilities:
       (Increase) decrease in accrued interest receivable            27,238         87,378       (236,323)
       (Increase) decrease in income taxes receivable                     -         31,766        (31,766)
       (Increase) in prepaid expenses and other assets             (301,190)    (1,449,942)      (587,546)
       Increase (decrease) in income taxes payable                   29,211        182,826        (57,646)
       Increase in accrued expenses and other liabilities             3,950         34,345         74,195
                                                               ------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                4,310,666      2,329,450      1,589,119
                                                               ------------------------------------------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) in loans                                       (3,298,056)   (10,546,067)    (8,537,826)
   Purchase of loans                                            (22,363,597)    (7,499,489)   (14,503,589)
   Proceeds from sale of securities available for sale            3,204,196         53,891      1,165,856
   Purchase of securities available for sale                     (2,777,723)   (15,314,175)    (3,172,234)
   Proceeds from maturities of securities available for sale      3,500,000              -              -
   Proceeds from maturities of securities held to maturity        3,500,000     12,500,000      8,000,000
   Purchase of securities held to maturity                                -              -     (4,992,057)
   Purchase of premises, equipment and rental real estate          (981,010)      (381,450)      (424,827)
   Proceeds from sale of equipment                                   31,325            100            500
   Purchase of title plant                                                -       (110,947)      (699,270)
   Proceeds from sale of title plant                                 45,000              -              -
   Other                                                             62,925         16,442       (116,314)
                                                               ------------------------------------------
        NET CASH (USED IN) INVESTING ACTIVITIES                 (19,076,940)   (21,281,695)   (23,279,761)
                                                               ------------------------------------------

                              (Continued)

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                   1997            1996           1995
----------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                    $ 11,401,663   $  3,049,731   $  2,483,023
   Increase in advances from borrowers for taxes
     and insurance                                                   72,881         63,943          7,740
   Net change in short-term borrowings                           (3,000,000)    (7,965,000)    15,000,000
   Proceeds from other borrowed funds                            21,250,000      9,300,000      3,150,000
   Payments of other borrowed funds                             (12,035,000)      (892,000)             -
   Proceeds from conversion to stock form                                 -     25,412,159              -
   Payments for expenses incurred relating to
     conversion to stock form                                             -       (642,326)             -
   Deferred conversion costs                                              -              -       (202,143)
   Purchase of treasury stock                                    (2,706,750)    (7,789,661)             -
   Proceeds from issuance of treasury stock                         105,781              -              -
   Dividends paid                                                  (813,953)      (719,428)      (654,060)
                                                               ------------------------------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                14,274,622     19,817,418     19,784,560
                                                               ------------------------------------------

        NET INCREASE (DECREASE) IN CASH                            (491,652)       865,173     (1,906,082)

 CASH
   Beginning                                                      3,936,815      3,071,642      4,977,724
                                                               ------------------------------------------
   Ending                                                      $  3,445,163   $  3,936,815   $  3,071,642
                                                               ==========================================

 SUPPLEMENTAL SCHEDULE OF CASH FLOW
   INFORMATION
   Cash payments for:
     Interest paid to depositors                               $  6,479,044   $   6,236,351  $  6,320,563
     Interest paid on borrowings                                  1,477,850         684,894       767,995
     Income taxes                                                 2,180,268       1,656,411     1,450,728

See Notes to Consolidated Financial Statements.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------
Note 1.      Significant Accounting Policies

Organization and nature of business and basis of presentation: North Central Bancshares, Inc. (the Company), an Iowa corporation, is a unitary savings and loan holding company that owns 100% of the outstanding stock of First Federal Savings Bank of Iowa (the Bank), formerly First Federal Savings Bank of Fort Dodge, which is a federally chartered stock savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and three branch offices located in Fort Dodge, Nevada and Ames, Iowa.

The Company was created as part of a reorganization and conversion effected by the Bank and North Central Bancshares, M.H.C. (the MHC) which became effective on March 20, 1996. See Note 17 for a more complete description of the reorganization and conversion.

Prior to March 20, 1996, the MHC owned approximately 65% of the Bank with the remaining 35% owned by members of the general public (including directors and officers of the Bank). The MHC became effective on August 31, 1994 when First Federal Savings Bank of Iowa (the mutual savings bank) converted to a federal mutual holding company and concurrently formed a new federally chartered stock savings bank subsidiary (the Bank). See Note 16 for a more complete description.

The financial statements presented for the Company include, since March 20, 1996, the consolidated statements of the Company and the Bank and, for periods prior to the March 20, 1996 conversion, the consolidated statements of the MHC and the Bank as if the MHC owned 100% of the Bank. These financial statements were prepared as if the pooling-of-interests method of accounting were applied to the conversions.

Principles of consolidation: The consolidated financial statements, as described above, include the accounts of the Company and its wholly-owned subsidiary, the Bank and the Bank's wholly-owned subsidiaries, First Financial Service Corporation (which sells insurance and annuity products and originates equipment leases), First Iowa Title Services, Inc. (which provides real estate abstracting services), and Northridge Apartments Limited Partnership (which owns a multifamily apartment building). All significant intercompany balances and transactions have been eliminated in consolidation.

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

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

Securities available for sale: Securities classified as available for sale are those debt and equity securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations, and other similar factors.

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

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

Premises and equipment: Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed primarily by straight-line and double declining-balance methods over the estimated useful lives of the assets.

Rental real estate: Rental real estate is comprised of a low-income housing, multi-family apartment building and equipment which is stated at cost, net of accumulated depreciation. Depreciation is computed primarily by the straight-line and double declining-balance methods over the estimated useful lives of the assets.

Title plant: Title plant is carried at cost and, in accordance with FASB Statement No. 61, is not depreciated. Costs incurred to maintain and update the title plant are expensed as incurred.

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their income tax bases. Income taxes are allocated to the Company and its subsidiaries based on each entity's income tax liability as if it filed a separate return.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share: Basic earnings per share and earnings per common share - assuming dilution were computed using the methodology prescribed by FASB Statement No. 128 "Earnings per Share," which became effective for the year ended December 31, 1997. The basic earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. The earnings per share amounts - assuming dilution were computed using the weighted average number of shares outstanding during the periods presented, adjusted for the effect of dilutive potential common shares outstanding which consists of stock options granted. In accordance with Statement of Position 93-6, shares owned by the ESOP that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. Earnings per share for 1995 have been restated to account for the effect of the stock conversion ratio in the 1996 conversion.

Stock-option plan: SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from non-employees. However, the standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to apply the intrinsic value based method of accounting for stock options issued to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

Fair value of financial instruments: FASB Statement No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

   Commitments to extend credit: The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and credit worthiness of the counterparties. At December 31, 1997 and 1996, the carrying amount and fair value of the commitments were not significant.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE 2. SECURITIES

Securities available for sale as of December 31, 1997 are as follows:

                                               GROSS           GROSS
                                AMORTIZED    UNREALIZED      UNREALIZED
                                  COST         GAINS          (LOSSES)    FAIR VALUE
                              ------------------------------------------------------
 EQUITY SECURITIES:
   FEDERAL HOME LOAN BANK
     STOCK                    $ 1,549,700     $      -       $     -     $ 1,549,700
   FHLMC PREFERRED STOCK        1,005,810                     (3,978)      1,001,832
   FNMA PREFERRED STOCK         5,134,375      265,445             -       5,399,820
   OTHER                          557,078      261,858             -         818,936
 DEBT SECURITIES:
   U.S. TREASURY NOTES         10,995,766       50,994        (1,135)     11,045,625
                              ------------------------------------------------------
                              $19,242,729     $578,297       $(5,113)    $19,815,913
                              ======================================================

Securities available for sale as of December 31, 1996 are as follows:

                                               Gross           Gross
                                Amortized    Unrealized      Unrealized
                                  Cost         Gains          (Losses)    Fair Value
                              ------------------------------------------------------
 Equity securities:
   Federal Home Loan Bank
     stock                    $ 1,374,000     $      -       $      -    $ 1,374,000
   FHLMC preferred stock        3,011,510        1,800        (80,347)     2,932,963
   FNMA preferred stock         5,134,375      134,225              -      5,268,600
   Other                          475,250       35,429         (1,379)       509,300
 Debt securities:
   U.S. Treasury notes         12,990,431       45,933        (17,613)    13,018,751
                              ------------------------------------------------------
                              $22,985,566     $217,387       $(99,339)   $23,103,614
                              ======================================================

Securities held to maturity as of  December 31, 1996 are as follows:

                                               Gross           Gross
                                Amortized    Unrealized      Unrealized
                                  Cost         Gains          (Losses)    Fair Value
                              ------------------------------------------------------
 Debt securities,
   U.S. Treasury notes        $ 3,499,528     $  7,034       $      -    $ 3,506,562
                              ======================================================

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

The amortized cost and fair value of debt securities as of December 31, 1997 by contractual maturity are shown below:

                                                     Securities Available for Sale
                                                     -----------------------------
                                                      Amortized Cost    Fair Value
                                                     -----------------------------
Due in one year or less                                $ 8,997,801     $ 9,014,846
Due in one year to five years                            1,997,965       2,030,782
                                                       ---------------------------
                                                       $10,995,766     $11,045,628
                                                       ===========================


Gross gains of $248,526, $13,774 and $181,871 were realized on the sale of available for sale securities in 1997, 1996 and 1995, respectively.

At December 31, 1997, the Bank has pledged $5,000,000 of U.S. Treasury notes as collateral for certain deposits.


NOTE 3. LOANS RECEIVABLE
Loans receivable at December 31, 1997 and 1996 are summarized as follows:

                                                                               1997            1996
                                                                           ----------------------------
First mortgage loans (principally conventional)
  Principal balances:
  Secured by one-to-four family residences                                 $114,692,784    $106,372,691
  Secured by:
    Multi-family properties                                                  51,345,391      34,488,126
    Commercial properties                                                     3,799,728       5,224,709
  Construction loans                                                          1,070,100         796,000
                                                                           ----------------------------
        Total first mortgage loans                                          170,908,003     146,881,526
                                                                           ----------------------------
Consumer loans:
  Principal balances:
    Automobile                                                                4,696,339       4,154,972
    Second mortgage                                                          16,225,834      15,301,062
    Other                                                                     2,794,877       2,582,812
                                                                           ----------------------------
        Total consumer loans                                                 23,717,050      22,038,846
                                                                           ----------------------------
 Total loans                                                                194,625,053     168,920,372

 Less:
    Undisbursed portion of construction loans                                  (453,434)       (370,881)
    Unearned discounts                                                         (423,640)       (524,679)
    Net deferred loan origination fees                                         (348,562)       (240,885)

Allowance for loan losses                                                    (2,150,587)     (1,952,887)
                                                                           ----------------------------
                                                                           $191,248,830    $165,831,040
                                                                           ============================

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                           1997          1996          1995
                                                        --------------------------------------
Balance, beginning                                      $1,952,887    $1,735,599    $1,542,609
  Provision charged to income                              240,000       240,000       250,000
  Loans charged off                                        (52,724)      (24,297)      (57,956)
  Recoveries                                                10,424         1,585           946
                                                        --------------------------------------
Balance, ending                                         $2,150,587    $1,952,887    $1,735,599
                                                        ======================================

Nonaccrual loans totaled approximately $147,000 and $184,000 at December 31, 1997 and 1996, respectively. The amount of interest related to nonaccrual loans for 1997, 1996 and 1995 is insignificant.

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

Activity in loans receivable from certain executive officers and directors of the Bank consists of the following:

                                                                                                 $
 Balance, December 31, 1994                           906,873
   Additions                                          232,800
   Payments                                           (56,382)
                                                   ----------
 Balance, December 31, 1995                         1,083,291
   Additions                                          293,450
   Payments                                          (173,128)
                                                   ----------
 Balance, December 31, 1996                         1,203,613
   Additions                                          221,983
   Payments                                          (380,408)
                                                   ----------
 BALANCE, DECEMBER 31, 1997                        $1,045,188
                                                   ==========

NOTE 4. LOAN SERVICING

Mortgage loans serviced for FHLMC and other banks are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at December 31, 1997 and 1996 are $2,963,396 and $2,498,998, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $27,000 and $54,000, at December 31, 1997 and 1996, respectively.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE 5. ACCRUED INTEREST RECEIVABLE
Accrued interest receivable at December 31 is summarized as follows:

                                                                  1997           1996
                                                               --------------------------
Securities                                                     $  127,653     $  225,423
Loans receivable                                                1,177,763      1,114,498
                                                               -------------------------
                                                                1,305,416      1,339,921
Less allowance for uncollectible interest                           4,921         12,188
                                                               -------------------------
                                                               $1,300,495     $1,327,733
                                                               =========================


NOTE 6. PREMISES AND EQUIPMENT
Premises and equipment consisted of the following at December 31:

                                                                  1997           1996
                                                               --------------------------
Land                                                           $   255,744    $   368,739
Buildings and improvements                                       2,784,872      2,331,709
Leasehold improvements                                              15,546         10,557
Furniture, fixtures and equipment                                1,218,608      1,044,801
Vehicles                                                            48,723         44,870
                                                               --------------------------
                                                                 4,323,493      3,800,676
Less accumulated depreciation                                    2,180,477      2,020,284
                                                               --------------------------
                                                               $ 2,143,016    $ 1,780,392
                                                               ==========================

NOTE 7. DEPOSITS

Deposits at December 31 are as follows:

                            Weighted                              Weighted
                            Average                               Average
                            Rate at             1997              Rate at                1996
                          December 31,   --------------------   December 31,  ------------------------
Nature of Deposit             1997       Amount     Percentage      1997        Amount      Percentage
------------------------------------------------------------------------------------------------------
Demand and NOW
accounts:
   Noninterest bearing           -%   $  3,144,412      2.2            -%    $  2,274,967       1.8
   Interest-bearing           2.00      14,456,894     10.2         2.00       11,823,752       9.1
Passbook savings              2.25      17,119,633     12.1         2.25       17,755,812      13.7
Money market savings          4.35       8,958,483      6.4         4.33        7,280,741       5.6
                                      ---------------------                  ----------------------
                                        43,679,422     30.9                    39,135,272      30.2
                                      ---------------------                  ----------------------
Certificates of
deposit:
   Less than 4.0%             3.32          90,438      0.1         3.39          139,862       0.1
   4.0% - 4.9%                4.68       5,403,762      3.8         4.59        8,817,252       6.8
   5.0% - 5.9%                5.60      40,345,775     28.6         5.54       36,664,197      28.3
   6.0% - 6.9%                6.23      44,707,179     31.7         6.30       33,044,967      25.4
   7.0% - 7.9%                7.06       6,877,794      4.9         7.09       11,867,441       9.2
   8.0% - 8.9%                8.23          19,337      0.0         8.08           53,053         -
                                      ---------------------                  ----------------------
                                        97,444,285     69.1                    90,586,772      69.8
                                      ---------------------                  ----------------------
                              4.85%   $141,123,707    100.0%        4.87%    $129,722,044     100.0
                                      =====================                  ======================

At December 31, 1997, scheduled maturities of certificates of deposit are as follows:

                          One year          One to           Two to         Three to       Four to
                          or less          two years       three years     four years     five years    Thereafter
                       -------------------------------------------------------------------------------------------
 Less than 3.9%        $    90,438      $         -       $         -      $        -     $        -    $      -
 4.0 - 4.9%              4,358,583          888,683           150,642           5,854              -           -
 5.0 - 5.9%             21,918,572       11,541,153         4,516,435       2,258,357        111,258           -
 6.0 - 6.9%             13,858,816       10,958,844         7,987,260       5,566,739      6,324,583      10,937
 7.0 - 7.9%                518,678        1,252,264         5,106,852               -              -           -
 More than 8.0%             17,210            2,127                 -               -              -           -
                       -------------------------------------------------------------------------------------------
                       $40,762,297      $24,643,071        17,761,189       7,830,950      6,435,841      10,937.
                       ===========================================================================================

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

Interest expense on deposits consists of the following:

                                                                    Years ended December 31,
                                                          ----------------------------------------
                                                              1997          1996           1995
                                                          ----------------------------------------
 NOW accounts                                             $  253,210     $  223,567     $  229,368
 Passbook savings                                            392,064        431,724        571,191
 Money market savings                                        378,981        306,005        196,409
 Certificates of deposit                                  $5,469,676     $5,255,938     $5,280,610
                                                          ----------------------------------------
                                                          $6,493,931     $6,217,234     $6,277,578
                                                          ========================================

The aggregate amount of certificates of deposit of $100,000 or more was $5,782,000 and $2,432,000 as of December 31, 1997 and 1996, respectively.


Note 8. BORROWED FUNDS
Borrowed funds at December 31, 1997 consist of term borrowings from Federal Home Loan Bank of Des Moines (FHLB) as follows:


                                      Weighted
                                       Average
                 Maturity           Interest Rate             Amount
                 --------           -------------             ------
                  1998                  5.76               $10,250,000
                  1999                  6.14                 3,000,000
                  2000                  5.90                 5,000,000
                  2001                  6.02                 4,300,000
                  2002                  6.06                 6,000,000
                                        ----               -----------
                                        5.93               $28,550,000
                                        ====               ===========

The Bank has an open line of credit which matures on February 28, 1998. There were no advances on the FHLB open line of credit at December 31, 1997. The term borrowings and open line of credit are collateralized by the Federal Home Loan Bank stock and sufficient real estate loans to at least equal 150% of the total borrowings outstanding.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

NOTE 9. INCOME TAXES AND RETAINED EARNINGS
Through 1995, the provisions of the Internal Revenue and similar sections of Iowa Law Code permitted the Bank to deduct from taxable income an allowance for bad debts based on 8% of taxable income before such deduction or actual loss experience. The Bank used the percentage of taxable income method to compute its deductions in 1995. Legislation passed in 1996 eliminated the percentage of taxable income method as an option for computing bad debt deductions for 1996 and in all future years. The Bank will still be permitted to take deductions for bad debts, but will be required to compute such deductions using an experience method.

The Bank is recapturing its tax bad debt reserves which have accumulated since 1987 amounting to approximately $1,400,000. The tax associated with the recaptured reserves is approximately $522,000 and will be paid over a six year period beginning in 1998. Deferred income taxes have been established for the taxes associated with the recaptured reserves.

Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at December 31, 1997, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $1,636,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $622,000.

Income tax expense is summarized as follows:

                                    Years ended December 31,
                             ------------------------------------
                                 1997         1996         1995
                             ------------------------------------
 Current                     $2,188,895   $1,886,626   $1,361,316
 Deferred                       (80,591)    (143,069)      41,946
                             ------------------------------------
                             $2,108,304   $1,743,557   $1,403,262
                             ====================================

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred tax assets and liabilities consist of the following components as of December 31, 1997 and 1996:

                                                                             1997           1996
                                                                         ------------------------
 Deferred tax assets:
   Unearned shares, employee stock ownership plan                        $  24,000    $    20,000
   Allowance for loan losses                                               270,000        197,000
   Deferred directors fees and compensation                                 62,000         68,000
   Other                                                                    28,591         15,000
                                                                         ------------------------
         Total gross deferred tax assets                                   384,591        300,000
                                                                         ------------------------
   Deferred tax liabilities:
   Federal Home Loan Bank stock dividend                                     9,000          9,000
   Unrealized gain on securities available for sale                        218,452         45,000
   Premises and equipment                                                   10,000         15,000
   Title plant                                                              42,000         33,000
                                                                         ------------------------
        Total gross deferred tax liabilities                               279,452        102,000
                                                                         ------------------------

        Net deferred tax assets                                          $ 105,139    $   198,000
                                                                         ========================


Total income tax expense differed from the amounts computed by applying the U.
S. federal income tax rates of 34 percent to income before income taxes as a result of the following:

                                                      Years Ended December 31,
                          --------------------------------------------------------------------------
                                    1997                    1996                   1995
                          --------------------------------------------------------------------------
                                       PERCENT OF              PERCENT OF               PERCENT OF
                                         PRETAX                  PRETAX                   PRETAX
                            AMOUNT       INCOME     AMOUNT       INCOME      AMOUNT       INCOME
                          --------------------------------------------------------------------------
 Income before income
   taxes                  $2,048,646      34.0%   $1,658,003      34.0%   $1,313,724      34.0
 Nontaxable dividends       (119,550)     (2.0)     (107,983)     (2.2)      (56,134)     (1.4)
 State income taxes,
   net of federal income
   tax benefit               174,621       2.9       125,286       2.6       120,847       3.1
 Low income housing tax
   credit                    (97,894)     (1.6)            -         -             -
 Other                       102,481       1.7        68,251       1.4        24,825       0.6
                          --------------------------------------------------------------------------
                          $2,108,304      35.0%   $1,743,557      35.8    $1,403,262      36.3
                          ==========================================================================


NOTE 10. EMPLOYEE BENEFIT PLANS
Retirement plans: The Bank participates in a multi-employer defined benefit pension plan covering substantially all employees. This is a multi-employer plan and information as to actuarial valuations and net assets available for benefits by participating institutions is not available. There was no pension expense for the years ended December 31, 1997, 1996 and 1995.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

The Bank has a defined contribution plan covering substantially all employees. Contributions to the plan were approximately none, $19,000 and $29,000 for the years ended December 31, 1997, 1996 and 1995, respectively. As of July 31, 1996, the Bank no longer contributes to this plan.

Employee Stock Ownership Plan (ESOP): In conjunction with the Bank's conversion to stock ownership, the Bank established an ESOP for eligible employees. All employees of the Bank as of January 1, 1994, were eligible to participate immediately and employees of the Bank hired after January 1, 1994 are eligible to participate after they attain age 21 and complete one year of service during which they work at least 1,000 hours. The ESOP borrowed funds in the amount of $960,000 to purchase 104,075 shares of common stock issued in the conversion in 1994 and $840,000 to purchase 84,000 shares of common stock issued in the reorganization and conversion in 1996. These funds are borrowed from the Company.

The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends on unallocated ESOP shares are used to pay debt service. Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan are allocated among ESOP participants on the basis of compensation in the year of allocation. Benefits generally become 100% vested after five years of credited service. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable in the form of stock or cash upon termination of employment. If the Bank's stock is not traded on an established market at the time of an ESOP participant's termination, the terminated ESOP participant has the right to require the Bank to purchase the stock at its current fair market value. Bank management believes that there is an established market for the Bank's stock and therefore the Bank believes there is no potential repurchase obligation at December 31, 1997 and 1996.

As shares are released, the Bank reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $354,482, $233,027 and $124,049 for the years ended December 31, 1997, 1996 and 1995.

Shares of the Company's common stock held by the ESOP at December 31, 1997 and 1996 are as follows:

<CPATION>
                                                                  1997          1996
                                                             ----------------------------
 Allocated shares                                            $   62,408.00  $   40,861.00
 Unreleased (unearned) shares                                   125,667.00     147,214.00
                                                             ----------------------------
                                                             $  188,075.00  $  188,075.00
                                                             ============================
 Fair market value of unreleased (unearned) shares           $2,497,632.00  $1,996,590.00
                                                             ============================

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

Stock option plan: In 1996, the stockholders of the Company ratified the 1996 Incentive Option Plan (the Plan). The Plan provides for the grant of options at an exercise price equal to the fair market value on the date of grant. The Plan is intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employment of the Company or its subsidiaries. Awards granted under the Plan may include incentive stock options, nonqualified stock options and limited rights which are exercisable only upon a change in control of the Bank or the Company. All awards to date are nonqualified stock options.

The Plan authorizes the granting of stock options for a total of 401,105 shares of common stock or 10% of the shares issued in the 1996 conversion. All options are granted at an exercise price which was the market price of the common stock on the grant date.

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

The table below reflects option activity for the period indicated:


                                                                   Weighted-
                                                                    Average
                                                                    Exercise
                                                       Number       Price per
                                                      of Shares      Share
                                                      -----------------------
Outstanding, December 31, 1995                              -             -
  Granted                                             237,000         12.38
  Exercised                                                 -             -
                                                      ---------------------
Outstanding, December 31, 1996                        237,000         12.38
  Granted                                               3,500         15.44
  Forfeited                                            (1,000)        12.38
  Exercised                                            (8,500)        12.45
                                                      ---------------------
Outstanding, December 31, 1997                        231,000      $  12.42
                                                      =====================

Options exercisable                                    39,200      $  12.38
                                                      =====================

Remaining shares available for grant                  160,605
                                                      =======

As of December 31, 1997, the 231,000 options outstanding under the Plan have exercise prices between $12.375 and $15.75. The weighted average fair value per option of options granted during the years ended December 31, 1997 and 1996 were $5.75 and $4.54, respectively.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate 1997 and 1996 reported net income and earnings per common share would have been decreased to the pro forma amounts shown below. The 1995 amounts for net income and earnings per common share would not have been affected since the Plan was adopted in 1996.

                                                       1997          1996
                                                   --------------------------
Net income:
  As reported                                      $ 3,917,124    $ 3,132,921
  Pro forma                                          3,780,710      3,098,600


Earnings per common share:
  As reported                                      $      1.23    $       .82
  Pro forma                                               1.19            .81


Earnings per common share - assuming dilution:
  As reported                                      $      1.21    $       .82
  Pro forma                                               1.17            .81


The fair values of the grants are estimated at the grant date using the Black-Scholes option-pricing model with the following weighted Lverage assumptions: dividend rate of 1.84%, price volatility of 25%, risk-free interest rates of 6.62% to 7.40%, and expected lives of eight years.

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

NOTE 11.  STOCKHOLDERS' EQUITY

Regulatory capital requirements: The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier I capital (as defined) to average assets (as defined) and tangible capital to adjusted assets. Management believes, as of December 31, 1997, the Bank meets all capital adequacy requirements to which it is subject.

The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                     To Be Well
                                                                                  Capitalized Under
                                                                For Capital       Prompt Corrective
                                             Actual          Adequacy Purposes    Action Provisions
                                    ---------------------------------------------------------------
                                      Amount       Ratio     Amount     Ratio    Amount       Ratio
                                    ---------------------------------------------------------------
                                      (000's)                (000's)               (000's)
AS OF DECEMBER 31, 1997:
  TOTAL CAPITAL (TO RISK
    WEIGHTED ASSETS)                $   39,478     32.1%   $   9,830     8.0%    $  12,288    10.0%
  TIER 1 CAPITAL (TO RISK
    WEIGHTED ASSETS)                    37,935     30.9        4,915     4.0         7,373     6.0
  TIER I (CORE) CAPITAL
    (TO ADJUSTED ASSETS)                37,935     17.3        6,595     3.0        10,992     5.0
  TANGIBLE CAPITAL (TO
    ADJUSTED ASSETS)                    37,935     17.3        3,298     1.5             -       -

As of December 31, 1996:
  Total Capital (to risk
    weighted assets)                $   45,255     40.7%   $   8,880     8.0%    $  11,100    10.0%
  Tier 1 Capital (to risk
    weighted assets)                    43,861     39.5        4,440     4.0         6,660     6.0
  Tier I (Core) Capital
    (to adjusted assets)                43,861     21.8        6,045     3.0        10,076     5.0
  Tangible Capital (to
    adjusted assets)                    43,861     21.8        3,023     1.5             -       -

Limitations on Dividends and Other Capital Distributions OTS regulations impose limitations on dividends and other capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to stockholders of another institution in a cash out merger, and other distributions charged against capital. The rule establishes three tiers of institutions. An institution such as the Bank that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period, subject to certain limitations and restrictions as described in the regulations. Any additional capital distributions would require prior regulatory approval. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution may not make any capital distributions without the prior approval of the OTS. At December 31, 1997 the Bank was considered a Tier 1 Association.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

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

NOTE 12.  OTHER NONINTEREST EXPENSE

Other noninterest expense amounts are summarized as follows for the years ended December 31:

                                                            1997           1996           1995
                                                        ----------     ----------     ----------
Advertising and promotion                               $  147,605     $   92,245     $  108,146
Professional fees                                          249,617        202,677        137,189
Printing, postage, stationery, and supplies                215,332        182,134        171,631
Checking account charges                                   158,512        151,724        138,024
Insurance                                                   81,056         72,236         64,886
OTS general assessment                                      49,326         54,825         48,063
Other                                                      679,174        418,609        405,029
                                                        ----------     ----------     ----------
                                                        $1,580,622     $1,174,450     $1,072,968
                                                        ==========     ==========     ==========



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

A summary of the contract amount of the Bank's exposure to off-statement of financial condition risk for commitments to extend credit are as follows:

                                                Contract or Notional Amount
                                                ---------------------------
                                                        December 31,
                                                ---------------------------
                                                    1997            1996
                                                ---------------------------
Mortgage loans                                  $ 1,412,000     $ 3,090,000
Undisbursed overdraft loan privileges               255,000         239,000

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

At December 31, 1997, the mortgage loan commitments above are comprised of variable-rate commitments carrying a weighted average interest rate of 7.44%.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts above do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but normally includes real estate and personal property.

NOTE 14.  LENDING ACTIVITIES AND CONCENTRATIONS OF CREDIT RISK
Most of the Bank's lending activity is with customers located within the state of Iowa. The Bank generally originates single family residential loans within its primary lending area of Webster and Story counties. The Bank's underwriting policies require such loans to be 80% loan to value based upon appraised values unless private mortgage insurance is obtained. Approximately 36% of the Bank's first mortgage loan portfolio at December 31, 1997 consists of loans purchased or originated outside the Bank's primary lending area, generally multi-family residential loans. These loans are secured by the underlying properties. The properties securing these loans are physically inspected and the loans are subject to the same underwriting guidelines as loans originated locally. The Bank is also active in originating secured consumer loans to its customers, primarily automobile and second mortgage loans. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code filings on the purchased asset.

NOTE 15.  FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amount and fair value of the Company's financial instruments as of December 31, 1997 and 1996 are as follows:

                                                    1997                               1996
                                       -----------------------------------------------------------------
                                          CARRYING           FAIR            Carrying           Fair
                                           AMOUNT           VALUE             Amount           Value
                                       -----------------------------------------------------------------
                                                        (NEAREST 000)                      (nearest 000)
Financial assets:
  Cash                                 $   3,445,163    $   3,445,000     $   3,936,815    $   3,937,000
  Securities                              19,815,913       19,816,000        26,603,142       26,610,000
  Loans, net                             191,248,830      192,436,000       165,831,040      168,389,000
  Accrued interest receivable              1,300,495        1,300,000         1,327,733        1,328,000
Financial liabilities:
  Deposits                               141,123,707      142,850,000       129,722,044      131,321,000
  Accrued interest payable                    28,532           29,000            85,815           86,000
  Borrowed funds                          28,550,000       28,620,000        22,335,000       22,139,000

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

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

NOTE 17.  THE 1996 REORGANIZATION AND CONVERSION
On September 29, 1995, the Boards of Directors of the Bank and the Mutual Holding Company (MHC) adopted a Plan of Conversion and Agreement and Plan of Reorganization (the Plan). The reorganization became effective March 20, 1996. Pursuant to the Plan, (1) the MHC, which owned approximately 65.5% of the Bank, converted to an interim federal stock savings association and simultaneously merged into the Bank, with the Bank being the surviving entity;
(2) the Bank then merged into an interim institution (Interim) formed as a wholly-owned subsidiary of the Company, a newly formed Iowa corporation formed in connection with the reorganization, with the Bank being the surviving entity; and, (3) the outstanding shares of the Bank's common stock (other than those held by the MHC, which were canceled) were converted into shares of common stock of the Company pursuant to a ratio that resulted in the holders of such shares owning in the aggregate approximately the same percentage of the Company as they owned of the Bank. The Company then offered for sale pursuant to the Plan additional shares equal to 65.5% of the common shares of the Company.

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

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

The Plan provided that when the conversion was completed, a "Liquidation Account" would be established in an amount equal to the amount of any dividends waived by the MHC plus 65.5% of the Bank's total stockholders' equity as reflected in its latest statement of financial condition in the final prospectus utilized in the conversion. The Liquidation Account is established to provide a limited priority claim to the assets of the Bank to qualifying depositors as of specified dates (Eligible Account Holders and Supplemental Eligible Account Holders) who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such an event, Eligible Account Holders and Supplemental Eligible Account Holders would receive from the Liquidation Account a liquidation distribution based on their proportionate share of the then total remaining qualifying deposits.

NOTE 18.  EARNINGS PER COMMON SHARE

Presented below is the reconciliation of the numerators and denominators of the computations for earnings per common share and earnings per common share - diluted.

                                                                  1997
                                                -----------------------------------------
                                                  Income         Shares        Per Share
                                                (Numerator)  (Denominator)       Amount
                                                -----------------------------------------
Income available to common stockholders         $ 3,917,124     3,323,346
  Less unallocated ESOP shares                            -       139,077
                                                -------------------------


Basic earnings per common share
  Income available to common stockholders         3,917,124     3,184,269         $1.23

Effect of dilutive securities - options                   -        56,800
                                                -------------------------

Earnings per common share - assuming dilution
 Income available to common stockholders +
 assumed conversions                             $3,917,124     3,241,069         $1.21
                                                =========================

Basic earnings per common share information for 1996 and 1995 is calculated by dividing net income by the weighted number of shares outstanding (3,818,273 and 3,919,488, respectively). Earnings per common share - assuming dilution for 1996 did not include the effect of options to purchase 237,000 shares of common stock because the exercise price was greater than the average market price of the common shares. Earnings per common share - assuming dilution for 1995 did not differ from basic earnings per common share because there were no stock options or other common stock equivalents outstanding.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

NOTE 19. SUBSEQUENT EVENT

Effective January 30, 1998, the Bank acquired for cash all of the outstanding shares of Valley Financial Corp. of Burlington, Iowa. Valley Financial Corp. was the parent company of Valley Savings Bank, FSB, an OTS regulated savings bank headquartered in Burlington, Iowa with branch offices in Burlington and Mt. Pleasant, Iowa. At January 30, 1998, Valley Financial Corporation and subsidiaries had consolidated assets of approximately $108,700,000; deposits of $98,300,000 and stockholders' equity of $8,400,000.

The Company acquired 28,050 shares at a price of $525 per share, resulting in a purchase price of approximately $14,700,000. The acquisition will be accounted for using the purchase method of accounting and will result in goodwill estimated at $6,500,000.

NOTE 20.    PENDING ACCOUNTING PRONOUNCEMENTS AND REGULATIONS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 requires that all items that are components of comprehensive income defined as "the change in equity [net assets] of a business enterprise during a period from transactions and other events and circumstances from nonowner sources, including all changes in equity during a period except those resulting from investments by owners and distributions to owners," be reported in a financial statement that is displayed with the same prominence as other financial statements. Companies will be required to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of prior periods presented. As the requirements of SFAS No. 130 are disclosure related, its implementation will have no impact on the Company's financial condition or results of operations.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131). SFAS No. 131 requires that enterprises report certain financial and descriptive information about operating segments in complete sets of financial statements of the Company and in condensed financial statements of interim periods issued to shareholders. It also requires that a Company report certain information about their products and services, geographic areas in which they operate and their major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. As the requirements of SFAS No. 131 are disclosure related, its implementation will have no impact on the Company's financial condition or results of operations.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. NORTH CENTRAL BANCSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION


                      STATEMENTS OF FINANCIAL CONDITION
                          December 31, 1997 and 1996

                                                                             1997       1996
                                                                        ------------------------
ASSETS
Cash                                                                    $   740,722  $   204,843
Securities available for sale                                               818,936      509,300
Loan receivables, net                                                     9,941,000    3,821,000
Investment in First Federal Savings Bank of Fort Dodge                   39,250,882   44,951,564
Prepaid expenses and other assets                                            12,777       26,276
                                                                        ------------------------
        TOTAL ASSETS                                                    $50,764,317  $49,512,983
                                                                        ========================

LIABILITIES AND EQUITY
 LIABILITIES
 Dividend payable                                                       $   204,155  $   230,344
 Income taxes payable                                                         2,723        8,522
 Accrued expenses and other liabilities                                      41,293       32,996
 Deferred taxes                                                              99,070        6,392
                                                                        ------------------------
        TOTAL LIABILITIES                                                   347,241      278,254
                                                                        ------------------------

EQUITY
 Common stock                                                                40,111       40,111
 Additional paid-in capital                                              37,949,598   37,796,611
 Retained earnings                                                       23,660,964   20,531,526
 Unearned shares, employee stock ownership plan                          (1,210,441)  (1,416,955)
 Unrealized gain on securities available for sale,
  net of income taxes                                                       354,781       73,097
 Treasury stock at cost                                                 (10,377,937)  (7,789,661)
                                                                        ------------------------
        TOTAL EQUITY                                                     50,417,076   49,234,729
                                                                        ------------------------
        TOTAL LIABILITIES AND EQUITY                                     50,764,317   49,512,983
                                                                        ========================

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

                           STATEMENTS OF CASH FLOWS
   Period From March 20, 1996 (Date of Inception) to December 31, 1996 and
                         Year Ended December 31, 1997


                                                                              1997          1996
                                                                         ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                              $  3,917,124   $  2,582,491
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Equity in net income of First Federal Savings Bank                       (3,802,303)    (2,523,316)
  (Gain) on sale of securities available for sale                            (248,526)             -
  Change in deferred income taxes                                               4,021         (7,228)
  Change in assets and liabilities:
    (Increase) decrease in prepaid expenses and other assets                   13,499        (26,276)
    Increase (decrease) in income taxes payable                                11,913          8,522
    Increase in accrued expenses and other liabilities                          8,297         32,996
                                                                         ---------------------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                             (95,975)        67,189
                                                                         ---------------------------


 CASH FLOWS FROM INVESTING ACTIVITIES
 Net increase in loans                                                     (6,120,000)    (3,821,000)
 Proceeds from sale of securities available for sale                        1,270,447              -
 Purchase of securities available for sale                                 (1,103,749)      (475,250)
 Dividends received from First Federal Savings Bank                        10,000,000              -
 One half of stock proceeds paid to First Federal Savings Bank                      -    (12,703,561)
                                                                         ---------------------------
        NET CASH (USED IN) INVESTING ACTIVITIES                             4,046,698    (16,999,811)
                                                                         ---------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock                                             -     26,252,059
 Payments for expenses incurred relating to conversion
  to stock form                                                                     -       (844,469)
 Purchase of treasury stock                                                (2,706,750)    (7,789,661)
 Proceeds from issuance of treasury stock                                     105,781              -
 Dividends paid                                                              (813,875)      (480,464)
                                                                         ---------------------------
        NET CASH (USED IN) FINANCING ACTIVITIES                            (3,414,844)    17,137,465
                                                                         ---------------------------

        NET INCREASE IN CASH                                                  535,879        204,843

CASH
 Beginning                                                                    204,843              -
                                                                         ---------------------------
 Ending                                                                  $    740,722   $    204,843
                                                                         ===========================

SUPPLEMENTAL SCHEDULE OF CASH
 FLOW INFORMATION
 Cash payment for income taxes                                           $    105,781   $     56,000

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                             STATEMENTS OF EQUITY
   Period From March 20, 1996 (Date of Inception) to December 31, 1996 and
                         Year Ended December 31, 1997

                                                                                                                  Gain (Loss)
                                                                                                                       on
                                                                                                                   Securities
                                                                                                                   Available
                                                                                                  Employee         for Sale,
                                                                   Additional                      Stock             Net of
                                                        Common       Paid-in        Retained      Ownership          Income
                                                         Stock       Capital        Earnings        Plan             Taxes
                                                        ----------------------------------------------------------------------
Balance, March 20, 1996                                 $     -    $         -     $         -   $         -       $       -
 Net Income                                                   -              -       2,582,491             -               -
 Issuance of common stock in the conversion              40,111     26,211,948               -             -               -
 Expenses incurred                                            -       (844,469)              -             -               -
 Transfer of equity from First Federal Savings Bank           -     12,387,940      18,659,843      (786,790)         46,029
 Purchase of treasury stock                                   -              -               -             -               -
 Unearned ESOP shares                                         -              -               -      (840,000)              -
 Dividends on common stock                                    -              -        (710,808)            -               -
 Effect of contribution to employee stock ownership
  plan                                                        -              -               -       191,835               -
 Net change in unrealized loss on securities available
  for sale, net                                               -              -               -             -          27,068
                                                        ----------------------------------------------------------------------
Balance, December 31, 1996                               40,111     37,769,611      20,531,526    (1,416,955)         73,097
 Net income                                                   -              -       3,917,124             -               -
 Purchase of treasury stock                                   -              -               -             -               -
 Dividends on common stock                                    -              -        (787,686)            -               -
 Effect of contribution to employee stock ownership
  plan                                                        -        147,968               -       206,514               -
 Effect of stock options exercised                            -          5,019               -             -               -
 Net change in unrealized loss on securities available
  for sale, net                                               -              -               -             -         281,684
                                                        ----------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                              $40,111    $37,949,598     $23,660,964   $(1,210,441)       $354,781
                                                        ======================================================================

                                                                         Total
                                                          Treasury    Stockholders'
                                                            Stock        Equity
                                                       ---------------------------
Balance, March 20, 1996                                $          -    $         -
 Net Income                                                       -      2,582,491
 Issuance of common stock in the conversion                       -     26,252,059
 Expenses incurred                                                -       (844,469)
 Transfer of equity from First Federal Savings Bank               -
 Purchase of treasury stock                              (7,789,661)    (7,789,661)
 Unearned ESOP shares                                             -       (840,000)
 Dividends on common stock                                        -       (710,808)
 Effect of contribution to employee stock ownership
  plan                                                            -        233,027
 Net change in unrealized loss on securities available
  for sale, net                                                   -         27,068
                                                       ---------------------------
Balance, December 31, 1996                               (7,789,661)    49,234,729
 Net income                                                       -      3,917,124
 Purchase of treasury stock                              (2,706,750)    (2,706,750)
 Dividends on common stock                                        -       (787,686)
 Effect of contribution to employee stock ownership
  plan                                                            -        354,482
 Effect of stock options exercised                          118,474        123,493
 Net change in unrealized loss on securities available
  for sale, net                                                   -        281,684
                                                       ---------------------------
BALANCE, DECEMBER 31, 1997                             $(10,377,937)   $50,417,076
                                                       ===========================

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

                             STATEMENTS OF INCOME
   Period From March 20, 1996 (Date of Inception) to December 31, 1996 and
                         Year Ended December 31, 1997

                                                             1997             1996
                                                         -----------------------------
Operating income:
  Equity in net income of subsidiary                     $  3,802,303     $  2,523,316
  Interest income                                             334,775          418,948
  Gain on sale of securities available for sale, net          248,526                -
                                                         -----------------------------
                                                            4,385,604        2,942,264
                                                         -----------------------------
Operating expenses:
  Salaries and employee benefits                               39,950           21,440
  Other                                                       351,480          272,933
                                                         -----------------------------
                                                              391,430          294,373
                                                         -----------------------------

       INCOME BEFORE INCOME TAXES                           3,994,174        2,647,891

Provision for income taxes                                     77,050           65,400
                                                         -----------------------------

       NET INCOME                                        $  3,917,124     $  2,582,491
                                                         =============================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.
                                PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                 Information regarding Directors and Executive Officers of the Registrant is included under the headings "Information with respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 1998, which has been filed with the SEC and is incorporated herein by reference. Information regarding Executive Officers, who are not Directors, appears under the caption "Executive Officers" included in Item 1 of this Form 10-K.

ITEM 11.         EXECUTIVE COMPENSATION

                 Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 1998, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

                 Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 1998, which has been filed with the SEC and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Information regarding certain relationships and related transactions is included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 1998, which has been filed with the SEC and is incorporated herein by reference.

                                   PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

(A)      1.  FINANCIAL STATEMENTS

         The following are filed as part of this annual report on Form 10-K:

         -       Independent Auditor's Report
         - Consolidated Statements of Financial Condition at December 31, 1997 and 1996
         - Consolidated Statements of Income for each of the years in the three year period ended December 31, 1997
         - Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended December 31, 1997
         - Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1997
         -       Notes to the Consolidated Financial Statements

         2.  FINANCIAL STATEMENT SCHEDULES

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(B)      REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1997:

         None

(C) EXHIBITS REQUIRED BY ITEM 601 OF SECURITIES AND EXCHANGE COMMISSION REGULATION S-K:

 EXHIBIT NO.                    DESCRIPTION                         PAGE NO.

    2.1           Agreement and Plan of Merger dated as of
                  September 18, 1997, by and among North Central
                  Bancshares, Inc., First Federal
                  Savings Bank of Iowa and Valley Financial
                  Corp.                                              *****

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

    3.2           Bylaws of North Central Bancshares, Inc.               *


    4.1           Federal Stock Charter of First Federal Savings
                  Bank of Fort Dodge                                     *

    4.2           Bylaws of First Federal Savings Bank of Fort
                  Dodge                                                  *

    4.3           Specimen Stock Certificate of North Central
                  Bancshares, Inc.                                       *

    10.1          Employee Stock Ownership Plan of First Federal
                  Savings Bank of Fort Dodge and ESOP Trust
                  Agreement (incorporating Amendments 1 and 2)

    10.2          ESOP Loan Documents, dated September 3, 1996        ****

    10.3          Employee Retention Agreements between First
                  Federal Savings Bank of Fort Dodge and certain
                  executive officers                                    **

    10.4          Employment Agreement between First Federal
                  Savings Bank of Fort Dodge and David M. Bradley,
                  effective as of August 31, 1994                        *

    10.5          Form of Employment Agreement between First
                  Federal Savings Bank of Fort Dodge and David M.
                  Bradley                                                *

    10.6          Form of Employment Agreement between North
                  Central Bancshares, Inc. and David M. Bradley          *

    10.7          Employment Agreement between Valley Financial
                  Corp. and Valley Savings Bank and Doyle V. Ruble

    10.8          North Central Bancshares, Inc. 1996 Stock Option
                  Plan                                                 ***

    10.9 Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan

   10.10          Asset Purchase Agreement between First Iowa
                  Title Services, Inc. and Webster County Title
                  Company, Inc.                                          *

   10.11          Asset Purchase Agreement between First Iowa
                  Title Services, Inc. and Calhoun County Abstract
                  Company, Inc.                                          *

    11.1 Statement regarding computation of per share earnings

    21.1          Subsidiaries of the Registrant

    23.1          Consent of McGladrey & Pullen, LLP

    27.1          Financial Data Schedule

    99.1          Proxy Statement for Annual Meeting of
                  Shareholders of North Central Bancshares, Inc.
                  filed with the Securities and Exchange
                  Commission is incorporated herein by
                  reference.
________________________
(Notes on following page)

*        Incorporated herein by reference to Registration Statement No.
         33-80493 on Form S-1 of North Central Bancshares, Inc. (the "Registrant") filed with the Securities and Exchange Commission, (the "Commission") on December 18, 1995, as amended.

** Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by Registrant for fiscal year 1995, filed with the Commission on March 29, 1996.

*** Incorporated herein by reference to the Amended Schedule 14A of Registrant filed with the Commission on August 19, 1996.

**** Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 31, 1997.

***** Incorporated herein by reference to the Current Report on Form 8-K of the Registrant filed with the Commission on September 26, 1997.

CONFORMED

                               SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     North Central Bancshares, Inc.

Date:  March 27, 1998                /s/ David M. Bradley
                                     -------------------------------------
                                     By: David M. Bradley
                                     Chairman, President and Chief
                                     Executive Officer

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


         NAME                                     TITLE                                 DATE
         ----                                     -----                                 ----
 /s/ David M. Bradley               President, Chief Executive Officer,            March 27, 1998
-----------------------------       Director, and Chairman of the Board
 David M. Bradley                   (principal executive officer)

 /s/ John L. Pierschbacher          Treasurer                                      March 27, 1998
-----------------------------       (principal accounting and
 John L. Pierschbacher              financial officer)


 /s/ Robert H. Singer, Jr.          Director                                       March 27, 1998
-----------------------------
 Robert H. Singer

 /s/ KaRene Egemo                   Director                                       March 27, 1998
-----------------------------
 KaRene Egemo

 /s/ Howard A. Hecht                Director                                       March 27, 1998
-----------------------------
 Howard A. Hecht

 /s/ John M. Peters                 Director                                       March 27, 1998
-----------------------------
 John M. Peters

 /s/ Melvin R. Schroeder            Director                                       March 27, 1998
-----------------------------
 Melvin R. Schroeder

                           TABLE OF CONTENTS
           LIST OF EXHIBITS (FILED HEREWITH UNLESS OTHERWISE NOTED)

 EXHIBIT NO.                  DESCRIPTION                           PAGE NO.
 -----------                  -----------                           --------

    2.1       Agreement and Plan of Merger dated as of September
              18, 1997, by and among North Central Bancshares,
              Inc., First Federal Savings Bank of Iowa and Valley
              Financial Corp.                                        *****

    3.1       Articles of Incorporation of North Central                 *
              Bancshares, Inc.

    3.2       Bylaws of North Central Bancshares, Inc.                   *

    4.1       Federal Stock Charter of First Federal Savings Bank
              of Fort Dodge                                              *

    4.2       Bylaws of First Federal Savings Bank of Fort Dodge         *

    4.3       Specimen Stock Certificate of North Central
              Bancshares, Inc.                                           *

    10.1      Employee Stock Ownership Plan of First Federal
              Savings Bank of Fort Dodge and ESOP Trust Agreement
              (incorporating Amendments 1 and 2)

    10.2      ESOP Loan Documents, dated September 3, 1996            ****

    10.3      Employee Retention Agreements between First Federal
              Savings Bank of Fort Dodge and certain executive
              officers                                                  **

    10.4      Employment Agreement between First Federal Savings
              Bank of Fort Dodge and David M. Bradley, effective
              as of August 31, 1994                                      *

    10.5      Form of Employment Agreement between First Federal
              Savings Bank of Fort Dodge and David M. Bradley            *

    10.6      Form of Employment Agreement between North Central
              Bancshares, Inc. and David M. Bradley                      *

    10.7      Employment Agreement between Valley Financial Corp.
              and Valley Savings Bank and Doyle V. Ruble

    10.8      North Central Bancshares, Inc. 1996 Stock Option Plan    ***

    10.9      Amendment No. 1 to the North Central Bancshares,
              Inc. 1996 Stock Option Plan

   10.10      Asset Purchase Agreement between First Iowa Title
              Services, Inc. and Webster County Title Company, Inc.      *

   10.11      Asset Purchase Agreement between First Iowa Title
              Services, Inc. and Calhoun County Abstract Company, Inc.   *

    11.1      Statement regarding computation of per share earnings

    21.1      Subsidiaries of the Registrant

    23.1      Consent of McGladrey & Pullen, LLP

    27.1      Financial Data Schedule

    99.1 Proxy Statement for Annual Meeting of Shareholders of North Central Bancshares, Inc. filed with the Securities and Exchange Commission is incorporated herein by reference.

________________________

(Notes on following page)

*        Incorporated herein by reference to Registration Statement No.
         33-80493 on Form S-1 of North Central Bancshares, Inc. (the "Registrant") filed with the Securities and Exchange Commission, (the "Commission") on December 18, 1995, as amended.

** Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K filed by Registrant for fiscal year 1995, filed with the Commission on March 29, 1996.

*** Incorporated herein by reference to the Amended Schedule 14A of Registrant filed with the Commission on August 19, 1996.

**** Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 31, 1997.

***** Incorporated herein by reference to the Current Report on Form 8-K of the Registrant filed with the Commission on September 26, 1997.