Form 10-Q
period 1998-03-31
NORTH CENTRAL BANCSHARES INC
filed 1998-05-13
CIK 1005188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            -----------------------

                                   FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

     For the transition period from                      to
                                    --------------------    --------------------

                        Commission File Number 0-27672

                        NORTH CENTRAL BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

                   Iowa                                   42-1449849
                   -------------------------------------------------
      (State or other jurisdiction of                  (I. R. S. Employer
      incorporation or organization)                 Identification Number)

                 825 Central Avenue     Fort Dodge, Iowa 50501
                 ---------------------------------------------
                   (Address of principal executive offices)

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

            Class                                    Outstanding at May 13, 1998
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                                 3,266,483

                        NORTH CENTRAL BANCSHARES, INC.

                                     INDEX

                                                                       Page

Part I.  Financial Information
                Item 1. Consolidated Condensed
                Financial Statements (unaudited)                       1 to 4
                Consolidated Condensed Statements of
                Financial Condition at March 31,
                1998 and December 31, 1997 (Unaudited)                 1

                Consolidated Condensed Statements of
                Income for the three months ended
                March 31, 1998 and 1997 (Unaudited)                    2

                Consolidated Condensed Statements of
                Cash Flows for the three months ended
                March 31, 1998 and 1997 (Unaudited)                    3 & 4

                Notes to Consolidated Condensed Financial
                Statements                                             5 & 6

                Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                             7 to 13

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

                Exhibits

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                 March 31,     December 31,
ASSETS                                                             1998           1997
                                                               ------------    ------------
Cash:
  Interest-bearing                                              $ 11,084,683    $  2,462,809
  Noninterest-bearing                                              1,503,559         982,354
Securities available for sale                                     56,554,348      19,815,913
Loans receivable, net                                            247,660,677     191,248,830
Accrued interest receivable                                        2,287,627       1,300,495
Foreclosed real estate                                               331,518          67,107
Premises and equipment, net                                        3,202,638       2,143,016
Rental real estate                                                 2,030,701       2,059,148
Title plant                                                          925,256         925,256
Goodwill                                                           6,651,971         195,628
Deferred taxes                                                            --         105,139
Prepaid expenses and other assets                                    578,820         647,913
                                                                ------------    ------------
   Total assets                                                 $332,811,798    $221,953,608
                                                                ============    ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
     Deposits                                                   $244,733,479    $141,123,707
     Other borrowed funds                                         33,592,000      28,550,000
     Advances from borrowers for taxes and insurance                 607,841         918,369
     Dividend payable                                                261,319         204,155
     Deferred income taxes                                           145,113              --
     Income taxes payable                                            839,368         194,325
     Accrued expenses and other liabilities                        1,298,941         545,976
                                                                ------------    ------------
      Total liabilities                                          281,478,061     171,536,532
                                                                ------------    ------------

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY

     Preferred stock ($.01 par value, authorized
      3,000,000 shares, issued and outstanding none)                      --              --
     Common Stock ($.01 par value, authorized
      15,500,000 shares; issued and outstanding 4,011,057)            40,111          40,111
     Additional paid-in capital                                   38,006,397      37,949,598
     Retained earnings, substantially restricted                  24,514,349      23,660,964
     Accumulated other comprehensive income-unrealized gain
      on securities available for sale, net of income taxes          311,315         354,781
     Treasury stock at cost (744,574 shares)                     (10,377,937)    (10,377,937)
     Unearned shares, employee stock ownership plan               (1,160,498)     (1,210,441)
                                                                ------------    ------------
      Total stockholders' equity                                  51,333,737      50,417,076
                                                                ------------    ------------
      Total liabilities and stockholders' equity                $332,811,798    $221,953,608
                                                                ============    ============

  See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                 1998            1997
                                                                              ----------       ----------
Interest income:
  Loans receivable                                                            $4,749,038       $3,504,070
  Securities and cash deposits                                                   716,182          400,878
                                                                              ----------       ----------
                                                                               5,465,220        3,904,948
                                                                              ----------       ----------
Interest expense:
 Deposits                                                                      2,393,317        1,550,267
 Other borrowed funds                                                            479,432          304,024
                                                                              ----------       ----------
                                                                               2,872,749        1,854,291
                                                                              ----------       ----------

 Net Interest Income                                                           2,592,471        2,050,657

Provision for loan losses                                                         60,000           60,000
                                                                              ----------       ----------

Net interest income after provision for loan losses                            2,532,471        1,990,657
                                                                              ----------       ----------

Noninterest income:
  Fees and service charges                                                       237,619          154,364
  Abstract fees                                                                  361,098          254,810
  Gain on sale of securities available for sale, net                              54,853               --
  Other income                                                                   161,772           75,211
                                                                              ----------       ----------

    Total noninterest income                                                     815,342          484,385
                                                                              ----------       ----------
Noninterest expense:
  Salaries and employee benefits                                                 770,569          524,183
  Premises and equipment                                                         153,215          103,814
  Data processing                                                                 99,231           64,419
  SAIF deposit insurance premiums                                                 32,490           21,069
  Goodwill amortization                                                           79,609            6,987
  Other expenses                                                                 499,316          389,158
                                                                              ----------       ----------
    Total noninterest expense                                                  1,634,430        1,109,630
                                                                              ----------       ----------
Income before income taxes                                                     1,713,383        1,365,412

Provision for income taxes                                                       607,880          476,262
                                                                              ----------       ----------
Net Income                                                                    $1,105,503       $  889,150
                                                                              ==========       ==========
Basic earnings per common share                                               $     0.35       $     0.27
                                                                              ==========       ==========
Diluted earnings per common share                                             $     0.34       $     0.27
                                                                              ==========       ==========
Dividends declared per common share                                           $     0.08       $   0.0625
                                                                              ==========       ==========
Comprehensive Income                                                          $1,062,037       $  937,452
                                                                              ==========       ==========

 See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              1998          1997
                                                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                                 $ 1,105,503   $   889,150
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                                      60,000        60,000
 Depreciation, premises and equipment                                                           61,299        54,544
 Depreciation, rental real estate                                                               28,447            --
 Amortization and accretion                                                                    123,818        29,426
 Deferred taxes                                                                                (44,835)      (30,925)
 Effect of contribution to employee stock ownership plan                                       106,742        81,287
 (Gain) on sale of foreclosed real estate and loans, net                                        (2,560)       (2,855)
 (Gain) on sale of securities available for sale                                               (54,853)           --
 Loss on disposal of equipment                                                                      --         5,024
 Change in assets and liabilities:
   Decrease in accrued interest receivable                                                      32,241        41,737
   (Increase) decrease in prepaid expenses and other assets                                    278,999      (166,179)
   Increase in income taxes payable                                                            657,608       420,323
   (Decrease) in accrued expenses and other liabilities                                        (96,063)      (46,757)
                                                                                           -----------   -----------
       Net cash provided by operating activities                                             2,256,346     1,334,775
                                                                                           -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net decrease in loans                                                                       1,879,166     1,632,421
 Purchase of loans                                                                          (1,655,000)   (4,940,253)
 Proceeds from sale of loans                                                                 1,644,000       161,381
 Proceeds from sales, calls and maturities of securities available for sale                  9,060,169            --
 Purchase of securities available for sale                                                  (4,050,821)     (236,948)
 Proceeds from maturities of securities held to maturity                                            --     2,500,000
 Purchase of premises and equipment                                                            (39,031)     (124,640)
 Proceeds from sale of equipment                                                                    --        30,450
 Purchase of rental real estate                                                                     --      (330,264)
 Proceeds from sale of title plant                                                                  --        43,491
 Cash paid in connection with acquisition of Valley Financial Corp.,
   net of cash received                                                                     (8,532,270)           --
 Other                                                                                          (1,992)       (6,107)
                                                                                           -----------   -----------
      Net cash (used in) investing activities                                               (1,695,779)   (1,270,469)
                                                                                           -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                                   4,347,777     2,652,383
  Increase in advances from borrowers for taxes and insurance                                 (612,311)     (374,921)
  Net change in short term borrowings                                                               --    (7,000,000)
  Proceeds from other borrowed funds                                                         8,042,000     4,000,000
  Payments of other borrowings                                                              (3,000,000)      (35,000)
  Dividends paid                                                                              (194,954)     (230,344)
                                                                                           -----------   -----------
      Net cash provided by (used in) financing activities                                    8,582,512      (987,882)
                                                                                           -----------   -----------
      Net increase (decrease) in cash                                                        9,143,079      (923,576)

CASH
  Beginning                                                                                  3,445,163     3,936,815
                                                                                           -----------   -----------
  Ending                                                                                   $12,588,242   $ 3,013,239
                                                                                           ===========   ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
  Interest paid to depositors                                                              $ 2,331,593   $ 1,524,121
  Interest paid on borrowings                                                                  479,432       344,648
  Income taxes                                                                                      85        86,864

                                  (Continued)

The following is a summary of the assets acquired and liabilities assumed in connection with the acquisition of Valley Financial Corp.

 Securities                                                           $ 41,818,057
 Loans                                                                  58,567,364
 Accrued interest receivable                                             1,019,373
 Premises and equipment                                                  1,081,890
 Goodwill                                                                6,535,951
 Prepaid expenses and other assets                                         209,906
 Deposits                                                              (99,261,995)
 Advances from borrowers for taxes and insurance                          (301,783)
 Deferred income taxes                                                    (300,030)
 Accrued taxes payable                                                      12,565
 Accrued expenses and other liabilities                                   (849,028)
                                                                     -------------
   Cash Paid, less cash received                                      $  8,532,270
                                                                     =============

See Notes to Consolidated Condensed Financial Statements

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month period ended March 31, 1998 and 1997 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries (See Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

2.   REORGANIZATION

The Company was organized on December 5, 1995 at the direction of the Board of Directors of First Federal Savings Bank of Iowa (the "Bank") for the purpose of acquiring all of the capital stock of the Bank, in connection with the conversion of the Bank and North Central Bancshares, M.H.C. (the "Mutual Holding Company" or "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Reorganization"). On March 20, 1996, upon completion of the Reorganization, the Company issued an aggregate of 4,011,057 shares of its common stock, 1,385,590 shares of which were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were cancelled, and 2,625,467 shares of which were sold in Subscription and Community Offerings (the "Offering") at a price of $10.00 per share, with gross proceeds amounting to $26,254,670. In addition, the Company replaced the Bank as the issuer listed on The Nasdaq Stock Market.

At this time, the Company conducts business as a unitary savings and loan holding company and the principal business of the Company consists of the operation of its wholly owned subsidiary, the Bank.

3.  ACQUISITION OF VALLEY FINANCIAL CORP.

As of the close of business on January 30, 1998, First Federal Savings Bank of Iowa (the "Bank") completed the acquisition of Valley Financial Corp., ("Valley Financial") (the "Merger") pursuant to an Agreement and Plan of Merger, dated as of September 18, 1997 (the "Merger Agreement"). The acquisition resulted in the merger of Valley Financial's wholly owned subsidiary, Valley Savings Bank, FSB ("Valley Savings") with and into the Bank, with the Bank as the resulting financial institution. Valley Savings, headquartered in Burlington, Iowa was a federally-charted stock savings bank with three branch offices located in southeastern Iowa. The former offices of Valley Savings are being operated as a division of the Bank.

In connection with the Acquisition, each share of Valley Financial's common stock, par value $1.00 per share, issued and outstanding (other than shares held as treasury stock of Valley Financial) was cancelled and converted automatically into the right to receive $525 per share in cash pursuant to the terms and conditions of the Merger Agreement. As a result of the Acquisition, shareholders of Valley Financial were paid a total of $14,726,250 in cash. The Acquisition was accounted for as a purchase transaction and therefore, the operating results of the former offices of Valley Savings Bank are included in the 1998 operating results of the Company only from the date of acquisition through March 31, 1998.

4.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended March 31, 1998, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 3,140,815 and 3,233,867, respectively. For the three month period ended March 31, 1997, the weighted average number of shares outstanding were 3,282,240 and 3,321,003, respectively.

5.   DIVIDENDS

On February 27, 1998, the Company declared a cash dividend on its common stock, payable on April 6, 1998 to stockholders of record as of March 16, 1998, equal to $0.08 per share.

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

ACQUISITION OF VALLEY FINANCIAL CORP.

On September 18, 1997, the Company announced the execution of a definitive agreement to acquire Valley Financial, a privately held Iowa corporation and parent company of Valley Savings, Burlington, Iowa. As of the close of business on January 30, 1998 the Bank completed this acquisition. Under the terms of the Agreement, the Bank was acquired in a cash transaction totalling $14,726,250, or $525 per share, all 28,050 shares outstanding of Valley Financial's common stock.

Valley Savings was a federally chartered savings bank, with two offices in Burlington, Iowa and one office in Mount Pleasant, Iowa. At January 30, 1998, just prior to the merger, Valley Financial had assets of $108.0 million, loans of $57.9 million and deposits of $98.9 million.

The acquisition of Valley Financial resulted in the merger of Valley Financial's wholly-owned subsidiary, Valley Savings, with and into First Federal, with the three Valley Savings branches continuing to operate as Valley Savings Bank, a division of First Federal Savings Bank of Iowa. The transaction was accounted for as a purchase and closed on January 30, 1998.

PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma consolidated financial statements presented on the following pages are based on the historical financial statements of the Company and Valley Financial. The unaudited pro forma consolidated statements of income for the three months ended March 31, 1998 and 1997 were prepared as if the Acquisition had occurred as of the beginning of the respective periods for purposes of the combined consolidated statements of income and as if such an acquisition had occurred at December 31, 1997 for purposes of the combined consolidated statement of financial condition.

These pro forma financial statements are not necessarily indicative of the results of operations that might have occurred had the Acquisition taken place at the beginning of the period, or to project the Company's results of operations at any future date or for any future period. The pro forma consolidated condensed statements should be read in connection with the notes thereto.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

ACTUAL AND PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                                                                          Actual            ProForma
                                                                                         March 31,         December 31,
ASSETS                                                                                     1998               1997
                                                                                        ------------       ------------
Cash:
  Interest-bearing                                                                      $ 11,084,683       $  6,481,513
  Noninterest-bearing                                                                      1,503,559          2,035,107
Securities available for sale                                                             56,554,348         58,892,100
Loans receivable, net                                                                    247,660,677        250,700,535
Accrued interest receivable                                                                2,287,627          2,273,563
Foreclosed real estate                                                                       331,518             74,240
Premises and equipment, net                                                                3,202,638          3,229,923
Rental real estate                                                                         2,030,701          2,059,148
Title plant                                                                                  925,256            925,256
Goodwill                                                                                   6,651,971          6,734,983
Prepaid expenses and other assets                                                            578,820            742,395
                                                                                        ------------       ------------
     Total assets                                                                       $332,811,798       $334,148,763
                                                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
    Deposits                                                                            $244,733,479       $240,634,725
    Other borrowed funds                                                                  33,592,000         39,858,760
    Advances from borrowers for taxes and insurance                                          607,841          1,164,417
    Dividend payable                                                                         261,319            204,155
    Deferred income taxes                                                                    145,113            209,657
    Income taxes payable                                                                     839,368             98,558
    Accrued expenses and other liabilities                                                 1,298,941          1,561,415
                                                                                        ------------       ------------
      Total liabilities                                                                  281,478,061        283,731,687
                                                                                        ------------       ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock ($.01 par value, authorized 3,000,000 shares,
     issued and outstanding none)                                                                 --                 --
   Common Stock ($.01 par value, authorized 15,500,000 shares;
     issued and outstanding 4,011,057)                                                        40,111             40,111
   Additional paid-in capital                                                             38,006,397         37,949,598
   Retained earnings, substantially restricted                                            24,514,349         23,660,964
   Unrealized gain on securities available for sale, net of
    income taxes                                                                             311,315            354,781
   Treasury stock at cost (744,574 shares)                                               (10,377,937)       (10,377,937)
   Unearned shares, employee stock ownership plan                                         (1,160,498)        (1,210,441)
                                                                                        ------------       ------------
    Total stockholders' equity                                                            51,333,737         50,417,076
                                                                                        ------------       ------------
   Total liabilities and stockholders' equity                                           $332,811,798       $334,148,763
                                                                                        ============       ============

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                                               Three Months Ended
                                                                                                     March 31
                                                                                              1998              1997
                                                                                           ----------        ----------
Interest income                                                                            $6,087,529        $5,789,333
Interest expense                                                                            3,322,829         3,144,229
                                                                                           ----------        ----------
      Net interest income                                                                   2,764,700         2,645,104

Provision for loan losses                                                                      60,000            60,000
                                                                                           ----------        ----------
Net interest income after provision for loan losses                                         2,704,700         2,585,104
                                                                                           ----------        ----------

Noninterest income:
      Fees and service charges                                                                273,524           255,557
      Abstract fees                                                                           361,098           254,810
      Gain on sale of securities available for sale                                            54,853                --
  Other income                                                                                186,990           154,252
                                                                                           ----------        ----------
      Total noninterest income                                                                876,465           664,619
                                                                                           ----------        ----------

Noninterest expense:
      Salaries and employee benefits                                                          938,514           781,787
      Premises and equipment                                                                  187,713           179,049
      Data processing                                                                         129,054           108,245
      SAIF deposit insurance premiums                                                          37,784            24,266
      Goodwill amortization                                                                   115,920           115,920
      Other expenses                                                                          579,147           550,547
                                                                                           ----------        ----------
        Total noninterest expense                                                           1,988,132         1,759,814
                                                                                           ----------        ----------
Income before income taxes                                                                  1,593,033         1,489,909

Provision for income taxes                                                                    587,759           531,355
                                                                                           ----------        ----------
Net Income                                                                                 $1,005,274        $  958,554
                                                                                           ==========        ==========

FINANCIAL CONDITION

The pro forma statement of financial condition as of December 31, 1997 was used for comparison purposes to the March 31, 1998 statement of financial condition in order to more clearly present the changes in financial condition.

Total assets decreased $1.3 million, or 0.4%, to $332.8 million at March 31, 1998 compared to $334.1 million at December 31, 1997. Interest bearing cash increased $4.6 million, or 71.0%. Securities available for sale decreased $2.3 million, or 4.0%, primarily due to $6.1 million of maturities, calls and proceeds from sales, partially offset by $4.1 million of purchases. Total loans receivable, net, decreased by $3.0 million, or 1.2%, from December 31, 1997, due primarily to payments and prepayments of loans (of approximately $13.5 million) and loan sales of $1.6 million, which payments, prepayments and sales were offset in part by originations of $7.0 million of first mortgage loans secured primarily by one-to-four family residences, purchases of $1.7 million of first mortgage loans secured by multi-family residences and originations of $3.1 million of second mortgage loans. Deposits increased $4.1 million, or 1.7%, from $240.6 million at December 31, 1997 to $244.7 million at March 31, 1998, reflecting increases in certificates of deposit, NOW and money market accounts. These increases were primarily due to advertising by the Company to promote noninterest bearing checking accounts and offering competitive interest rates on certain deposit products. Other borrowings, primarily FHLB advances, decreased by $6.3 million, to $33.6 million at March 31, 1998 from $39.9 million at December 31, 1997, primarily due to the repayment of short term advances with excess cash available from the Acquisition of Valley Financial. Total stockholders' equity increased $917,000, from $50.4 million at December 31, 1997 to $51.3 million at March 31, 1998, primarily due to earnings, which were offset in part by dividends declared. See "Capital".

CAPITAL

The Company's total stockholders' equity increased by $917,000 to $51.3 million at March 31, 1998 from $50.4 million at December 31, 1997, primarily due to earnings, which were offset in part by dividends declared. The changes in stockholders' equity were also due to the unrealized gain on securities available for sale decreased by $43,000 to $311,000 at March 31, 1998 from $355,000 at December 31, 1997. The unearned shares from the Employee Stock Ownership Plan (the "ESOP") decreased by $50,000 to $1,160,000 at March 31, 1998 from $1,210,000 at December 31, 1997, due to the release of shares by the ESOP to employees of the Bank.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 1998, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 1998 are as follows:

                                                                       Amount        Percentage of Assets
                                                                      -------        --------------------
                                                                             (dollars in thousands)
Tangible capital:
  Capital level                                                       $37,655                  11.63%
  Less Requirement                                                      4,856                   1.50%
                                                                      -------                  -----
  Excess                                                              $32,799                  10.13%
                                                                      =======                  =====

Core capital:
  Capital level                                                       $37,655                  11.63%
  Less Requirement                                                      9,711                   3.00%
                                                                      -------                  -----
  Excess                                                              $27,944                   8.63%
                                                                      =======                  =====

Risk-based capital:
  Capital level                                                       $39,955                  23.42%
  Less Requirement                                                     13,647                   8.00%
                                                                      -------                  -----
  Excess                                                              $26,308                  15.42%
                                                                      =======                  =====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including principal and interest payment on loans), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including maturities and calls of securities and other investments). During the first three months of 1998 and 1997, principal payments and repayments on loans totalled $13.5 million and $9.1 million, respectively. The net increases in deposits during the first three months of 1998 and 1997 totalled $4.3 million and $2.7 million, respectively. The proceeds from borrowed funds during the first three months of 1998 and 1997 totalled $8.0 million and $4.0 million, respectively. During the first three months of 1998 and 1997, the proceeds from the maturities, calls and sales of securities totalled $9.1 million and $2.5 million, respectively. Cash provided from operating activities during the first three months of 1998 and 1997 totalled $2.3 million and $1.3 million, respectively, of which $1.1 million and $889,000, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, repayment of borrowed funds and other financing activities. During the first three months of 1998 and 1997, the Company's gross purchases and origination of loans totalled $13.5 million and $12.6 million, respectively. The repayment of borrowed funds during the first three months of 1998 and 1997 totalled $3.0 million and $7.0 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10%, depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At March 31, 1998, the Bank's liquidity position was $47.2 million or 18.48% of liquid assets, compared to $14.0 million, or 9.28%, at December 31, 1997. The increase in the Bank's liquidity position was due primarily to the Acquisition of Valley Financial on the close of business as of January 30, 1998. During the fourth quarter of 1997, the OTS revised its liquidity requirements by reducing the minimum liquidity requirements from 5% to 4%, eliminating the short term liquidity requirement and requiring each savings association to maintain sufficient liquidity to ensure its safe and sound operation.

Stockholders' equity totaled $51.3 million at March 31, 1998 compared to $50.4 million at December 31, 1997, reflecting the Company's earnings for the quarter, the amortization of the unallocated portion of shares held by the ESOP, dividends paid on common stock and the change in the net unrealized gains on securities, net of taxes.

On January 6, 1998, the Company paid a quarterly cash dividend equal to $0.0625 per share on common stock outstanding as of the close of business on December 15, 1997, aggregating $204,000. On February 27, 1998, the Company declared a quarterly cash dividend of $0.08 per share payable on April 6, 1998 to shareholders of record as of the close of business on March 16, 1998, aggregating $261,000.

RESULTS OF OPERATIONS

The pro forma statements of income for the three months ended March 31, 1998 and 1997 were used for comparison purposes in order to more clearly present the changes in the results of operations.

Interest Income. Interest income increased by $298,000 to $6.1 million for the three months ended March 31, 1998 compared to $5.8 million for the three months ended March 31, 1997. The increase in interest income was primarily due to a $15.7 million increase in the average balance of interest earning assets(primarily first mortgage and consumer loans) to $316.0 million for the three months ended March 31, 1998 from $300.3 million for the comparable 1997 period. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured by multi-family residences, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of loans was offset in part by a decrease in the average yield on loans. The average yield on loans decreased to 8.23% for the three months ended March 31, 1998 from 8.31% for the three months ended March 31, 1997, primarily due to a general decrease in market interest rates. The average balance of securities held to maturity decreased $2.5 million, or 100.0%, and such securities were in part, replaced by lower yielding securities available for sale. The average balance of securities available for sale decreased $4.1 million, or 6.6%, as such maturing, sold and called securities were partially replaced with securities available for sale. The average yield on interest earning assets decreased from 7.73% for the three months ended March 31, 1997 to 7.72% for the three months ended March 31, 1998.

Interest Expense. Interest expense increased by $179,000 to $3.3 million for the three months ended March 31, 1998 compared to $3.1 million for the three months ended March 31, 1997. The increase in interest expense was primarily due to a $14.3 million increase in the average balance of interest bearing liabilities (primarily NOW accounts, money market accounts and certificates of deposit) to $274.2 million for the three months ended March 31, 1998 from $259.9 million for the comparable 1997 period. The increase in such deposit accounts are due to marketing of the Company's noninterest bearing checking accounts, offering competitive rates on the certificate of deposit and money market accounts and a $4.4 million money market account opened for a certain governmental entity. The average cost of interest bearing liabilities was 4.91% for the three months ended March 31, 1998 and 1997.

Net Interest Income. Net interest income before the provision for loan losses increased by $120,000 to $2.8 million for the three months ended March 31, 1998 from $2.6 million for the three months ended March 31, 1998. The increase is primarily due to the increase in the excess of average interest earning assets over the average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased slightly from 2.82% for the three months ended March 31, 1997 to 2.81% for the three months ended March 31, 1998.

The following table sets forth certain information relating to the Company's average balance sheets and reflect the average yield on assets and average cost of liabilities for the three month periods ended March 31, 1998 and 1997.

                                                                For Three Months Ended March 31,
                                                  -----------------------------------------------------------------
                                                               1998                             1997
                                                  -------------------------------- --------------------------------
                                                  Average                Average    Average               Average
                                                  Balance    Interest   Yield/Cost  Balance   Interest   Yield/Cost
                                                  --------  --------  ------------ ---------  --------  -----------
                                                                       (Dollars in thousands)
Assets:
Interest-earning assets:
  Loans....................................       $250,567    $5,154        8.23%   $231,229    $4,803        8.31%
  Securities available for sale............         58,497       844        5.85      62,617       897        5.81
  Securities held to maturity..............            - -       - -         - -       2,500        41        6.71
  Interest bearing cash....................          6,930        90        5.24       3,939        48        5.04
                                                  --------    ------      ------    --------    ------      ------
    Total interest-earning assets..........        315,994    $6,088        7.72%    300,285    $5,789        7.73%
                                                              ------      ------                ------      ------
Noninterest-earning assets.................         18,383                            18,634
                                                  --------                          --------
    Total assets...........................       $334,377                          $318,919
                                                  ========                          ========

Liabilities and Equity:
Interest-bearing liabilities:
  NOW and money market savings.............       $ 46,658    $  360        3.13%   $ 38,896    $  274        2.86%
  Passbook savings.........................         26,200       155        2.39      26,602       161        2.45
  Certificates of deposit..................        163,690     2,254        5.58     158,377     2,178        5.58
  Borrowed funds...........................         37,642       554        5.98      36,026       531        5.98
                                                  --------    ------      ------    --------    ------      ------
Total interest-bearing liabilities.........        274,190    $3,323        4.91%    259,901    $3,144        4.91%
                                                              ------      ------                ------      ------

Noninterest-bearing liabilities............          9,206                             9,286
                                                  --------                          --------
    Total liabilities......................        283,396                           269,187
Equity.....................................         50,981                            49,732
                                                  --------                          --------
    Total liabilities and equity...........       $334,377                          $318,919
                                                  ========                          ========

Net interest income........................                   $2,765                            $2,645
                                                              ======                            ======
Net interest rate spread...................                                 2.81%                             2.82%
                                                                          ======                            ======
Net interest margin........................                                 3.50%                             3.52%
                                                                          ======                            ======
Ratio of average interest-earning assets to
 average interest-bearing liabilities......                               115.25%                           115.54%
                                                                          ======                            ======

Provision for Loan Losses. The Company's provision for loan losses was $60,000 for each of the three months ended March 31, 1998 and 1997. For the month ended January 31, 1998 and the three months ended March 31, 1997, Valley Financial did not have a provision for loan loss. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $1,000 for the three months ended March 31, 1998 as compared to net charge offs (recoveries) of $(6,000) for the three months ended March 31, 1997. The resulting allowance for loan losses was $2.6 million at March 31, 1998 as compared to $2.5 million at December 31, 1997 and $2.5 million at March 31, 1997. The level of nonperforming loans increased to $539,000 at March 31, 1998 from $296,000 at December 31, 1997 and from $407,000 at March 31, 1997.
Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $212,000 to $876,000 for the three months ended March 31, 1998 from $665,000 for the three months ended March 31, 1997. The increase is primarily due to increases in abstract fees, gains of sale of securities available for sale and other income. Abstract fees increased $106,000 due to increased sales volume, which is in part attributable to an improved housing market and the current level of interest rates. Other income increased $33,000, primarily due to increases in rental income from the Bank's investment in the Northridge Apartments Limited Partnership, which owns and operates a 44-unit apartment complex in Fort Dodge, Iowa. Noninterest income for the three months ended March 31, 1998 reflects gains on sales of securities available for sale of $55,000, while no such gains were recorded for the corresponding three month period in 1997.

Noninterest Expense. Total noninterest expense increased by $228,000 to $2.0 million for the three months ended March 31, 1998 from $1.8 million for the three months ended March 31, 1997. The increase is primarily due to increases in salaries and employee benefits. The increase in salaries and benefits was primarily a result of the increased costs associated with the ESOP, normal salary increases, one time costs associated with the acquisition of Valley Financial and an increase in the number of employees. The Company's efficiency ratio for the three months ended March 31, 1998 and 1997 were 54.60% and 53.17%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended March 31, 1998 and 1997 were 2.38% and 2.21%, respectively.

Income Taxes. Income taxes increased by $56,000 to $588,000 for the three months ended March 31, 1998 as compared to $531,000 for the three months ended March 31, 1997. The increase was primarily due to an increase in pre-tax earnings during the 1998 period as compared to the corresponding 1997 period.

Net Income. Net income totaled $1,005,000 for the three months ended March 31, 1998, compared to $959,000 for the same period in 1997.

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

The Company, working with its outside service providers, has initiated a project to ensure that its computer systems are year 2000 compliant. The Company has sent letters to all service providers, that management believes impact the Company's year 2000 compliance, in order verify their status on year 2000 compliance. The Company will begin testing for year 2000 compliance of certain computer applications in the fourth quarter of 1998. The Company believes that the costs associated with insuring year 2000 compliance will not materially affect the Company's future operating results or financial condition.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk from December 31, 1997 as reported in Item 7A of the Form 10-K.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable

Item 2.  Changes in Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.  Other Information

First Federal Savings Bank of Fort Dodge changed its name to First Federal Savings Bank of Iowa on February 27, 1998.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27. Financial data schedule. (Only submitted with filing in electronic format.)

Exhibit 99.1 Press Release (regarding the approval of Valley Savings Bank, FSB by the Office of Thrift Supervision).

Exhibit 99.2 Press Release (regarding the completion of the acquisition of Valley Financial Corp. as of the close of business on January 30, 1998).

Exhibit 99.3  Press Release (regarding the declaration of a dividend).

Exhibit 99.4 Press Release (regarding the announcement of a stock repurchase program).

Exhibit 99.5 Press Release (regarding the issuance of limited financial information for the quarter ended March 31, 1998).

(b)Reports on Form 8-K

A Form 8-K was filed on February 6, 1998 to report, pursuant to Item 2, the acquisition of Valley Financial as of the close of business on January 30, 1998.

A Form 8-K was filed on March 27, 1998 to report, pursuant to Item 7, the financial statements of Valley Financial and the pro forma combined financial statements of the Company and Valley Financial.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        NORTH CENTRAL BANCSHARES, INC.

DATE: May 13, 1998                      BY: /s/ David M. Bradley



                                                David M. Bradley, CPA
                                                Chairman, President and
                                                Chief Executive Officer

DATE: May 13, 1998                      BY: /s/ John L. Pierschbacher



                                                John L. Pierschbacher, CPA
                                                Principal Financial Officer