Form 10-Q
period 1998-06-30
NORTH CENTRAL BANCSHARES INC
filed 1998-08-13
CIK 1005188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                   ----------------------------------------

                                   FORM 10-Q

[Mark One]
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

     For the transition period from __________________ to ____________________

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
Former name, former address and former fiscal year, if changed since last report

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No
                       ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at August 13, 1998
----------------------------------------------------------------------------
(Common Stock, $.01 par value)                           3,103,159

                        NORTH CENTRAL BANCSHARES, INC.

                                     INDEX

                                                               Page

Part I.  Financial Information
            Item 1. Consolidated Condensed
            Financial Statements (unaudited)                   1 to 4

                Consolidated Condensed Statements of
                Financial Condition at June 30,
                1998 and December 31, 1997 (Unaudited)         1

                Consolidated Condensed Statements of
                Income for the three and six months ended
                June 30, 1998 and 1997 (Unaudited)             2

                Consolidated Condensed Statements of
                Cash Flows for the six months ended
                June 30, 1998 and 1997 (Unaudited)             3 & 4

            Notes to Consolidated Condensed Financial
            Statements                                         5 & 6

            Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                         7 to 15

            Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                  15

Part II.    Other Information                                  16 to 18

            Items 1 through 6                                  16 & 17

            Signatures                                         18

            Exhibits

PART 1.    FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                                     June 30,                    December 31,
ASSETS                                                                                 1998                          1997
                                                                               ---------------------        ---------------------
Cash:
     Interest-bearing                                                                  $  8,711,853            $        2,462,809
     Noninterest-bearing                                                                  1,510,967                       982,354
Securities available for sale                                                            53,657,204                    19,815,913
Loans receivable, net                                                                   250,370,758                   191,248,830
Loans held for sale                                                                       1,219,401                           - -
Accrued interest receivable                                                               2,153,495                     1,300,495
Foreclosed real estate                                                                      214,570                        67,107
Premises and equipment, net                                                               3,329,747                     2,143,016
Rental real estate                                                                        2,002,989                     2,059,148
Title plant                                                                                 925,256                       925,256
Goodwill                                                                                  6,564,464                       195,628
Deferred taxes                                                                                  - -                       105,139
Prepaid expenses and other assets                                                           463,327                       647,913
                                                                                       ------------            ------------------

                                                                                       $331,124,031            $      221,953,608
     Total assets                                                                      ============            ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                                          $246,397,519                  $141,123,707
     Other borrowed funds                                                                32,342,000                    28,550,000
     Advances from borrowers for taxes and insurance                                      1,020,379                       918,369
     Dividend payable                                                                       253,479                       204,155
     Deferred income taxes                                                                  100,944                           - -
     Income taxes payable                                                                   114,603                       194,325
     Accrued expenses and other liabilities                                               1,708,370                       545,976
                                                                                       ------------                  ------------
       Total liabilities                                                                281,937,294                   171,536,532
                                                                                       ------------                  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock ($.01 par value, authorized 3,000,000 shares,
       issued and outstanding none)                                                             - -                           - -
     Common Stock ($.01 par value, authorized 15,500,000 shares;
       issued and outstanding 4,011,057)                                                     40,111                        40,111
     Additional paid-in capital                                                          38,062,228                    37,949,598
     Retained earnings, substantially restricted                                         25,387,213                    23,660,964
     Accumulated other comprehensive income-unrealized gain on securities
      available for sale, net of income taxes                                               310,952                       354,781
     Treasury stock at cost (884,674 and 744,574 shares, respectively)                  (13,502,812)                  (10,377,937)
     Unearned shares, employee stock ownership plan                                      (1,110,955)                   (1,210,441)
                                                                                       ------------                  ------------
       Total stockholders' equity                                                        49,186,737                    50,417,076
                                                                                       ------------                  ------------

       Total liabilities and stockholders' equity                                      $331,124,031                  $221,953,608
                                                                                       ============                  ============

 See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                  Three Months Ended           Six Months Ended
                                                                       June 30,                    June 30,
                                                                   1998         1997          1998          1997
                                                                ----------   ----------    -----------   ----------
Interest income:
  Loans receivable                                              $5,156,803   $3,551,492    $ 9,905,841   $7,055,562
  Securities and cash deposits                                     893,120      380,070      1,609,302      780,948
                                                                ----------   ----------    -----------   ----------
                                                                 6,049,923    3,931,562     11,515,143    7,836,510
                                                                ----------   ----------    -----------   ----------
Interest expense:
  Deposits                                                       2,820,935    1,580,062      5,214,252    3,130,329
  Other borrowed funds                                             469,811      315,762        949,243      619,786
                                                                ----------   ----------    -----------   ----------
                                                                 3,290,746    1,895,824      6,163,495    3,750,115
                                                                ----------   ----------    -----------   ----------

  Net Interest Income                                            2,759,177    2,035,738      5,351,648    4,086,395

Provision for loan losses                                           60,000       60,000        120,000      120,000
                                                                ----------   ----------    -----------   ----------

Net interest income after provision for loan losses              2,699,177    1,975,738      5,231,648    3,966,395
                                                                ----------   ----------    -----------   ----------

Noninterest income:
  Fees and service charges                                         311,779      154,636        549,398      309,000
  Abstract fees                                                    401,463      307,967        762,561      562,777
  Gain on sale of securities available for sale, net                   - -          - -         54,853          - -
  Other income                                                     260,505      135,995        422,277      211,206
                                                                ----------   ----------    -----------   ----------

    Total noninterest income                                       973,747      598,598      1,789,089    1,082,983
                                                                ----------   ----------    -----------   ----------

Noninterest expense:
  Salaries and employee benefits                                   873,667      531,720      1,644,236    1,055,903
  Premises and equipment                                           181,514      102,675        334,729      206,489
  Data processing                                                  120,602       61,783        219,833      126,202
  SAIF deposit insurance premiums                                   37,434       21,162         69,924       42,231
  Goodwill amortization                                            116,730       13,973        196,339       13,973
  Other expenses                                                   564,693      387,745      1,064,009      783,890
                                                                ----------   ----------    -----------   ----------

                                                                 1,894,640    1,119,058      3,529,070    2,228,688
    Total noninterest expense                                   ----------   ----------    -----------   ----------

Income before income taxes                                       1,778,284    1,455,278      3,491,667    2,820,690

Provision for income taxes                                         661,995      495,954      1,269,875      972,216
                                                                ----------   ----------    -----------   ----------

Net Income                                                      $1,116,289   $  959,324    $ 2,221,792   $1,848,474
                                                                ==========   ==========    ===========   ==========

Basic earnings per common share                                      $0.36        $0.30          $0.71        $0.57
                                                                ==========   ==========    ===========   ==========

Diluted earnings per common share                                    $0.35        $0.30          $0.69        $0.56
                                                                ==========   ==========    ===========   ==========

Dividends declared per common share                                $0.0800      $0.0625        $0.1600      $0.1250
                                                                ==========   ==========    ===========   ==========

Comprehensive Income                                            $1,115,926   $1,024,742    $ 2,082,420   $1,995,250
                                                                ==========   ==========    ===========   ==========

 See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                 1998          1997
                                                                                              ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                                    $ 2,221,792   $ 1,848,474
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                       120,000       120,000
  Depreciation, premises and equipment                                                            132,843        92,063
    Depreciation, rental real estate                                                               56,894        32,500
  Amortization and accretion                                                                      274,982        67,550
  Deferred taxes                                                                                  (65,216)      (49,054)
  Effect of contribution to employee stock ownership plan                                         223,616       164,913
  (Gain) on sale of foreclosed real estate and loans, net                                          (3,214)      (21,107)
  (Gain) on sale of securities available for sale                                                 (54,853)          - -
  Loss on disposal of equipment                                                                       - -         4,674
  Change in assets and liabilities:
   (Increase) decrease in accrued interest receivable                                             166,373       (13,800)
   (Increase) decrease in prepaid expenses and other assets                                       394,492       (54,972)
   Decrease in income taxes payable                                                               (67,157)      (73,395)
   Increase in accrued expenses and other liabilities                                             313,366        90,657
                                                                                              -----------   -----------

       Net cash provided by operating activities                                                3,713,918     2,208,503
                                                                                              -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net( increase) decrease in loans                                                              3,697,638      (801,969)
  Purchase of loans                                                                            (8,420,666)   (6,077,253)
  Proceeds from sale of loans                                                                   2,663,900       161,381
  Proceeds from sales, calls and maturities of securities available for sale                   17,345,264       500,000
  Purchase of securities available for sale                                                    (9,522,246)   (2,598,973)
  Proceeds from maturities of securities held to maturity                                             - -     3,500,000
  Purchase of premises and equipment                                                             (237,684)     (351,714)
  Proceeds from sale of equipment                                                                     - -        31,300
  Purchase of rental real estate                                                                     (735)     (332,336)
  Proceeds from sale of title plant                                                                   - -        43,491
  Cash paid in connection with acquisition of Valley Financial Corp.,
   net of cash received                                                                        (8,561,493)          - -
  Other                                                                                            78,311        31,188
                                                                                              -----------   -----------

      Net cash (used in) investing activities                                                  (2,957,711)   (5,894,885)
                                                                                              -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                                      6,011,817     6,535,862
  Increase (decrease) in advances from borrowers for taxes and insurance                         (199,773)       12,681
  Net change in short term borrowings                                                                 - -    (6,000,000)
  Proceeds from other borrowed funds                                                           10,042,000    13,250,000
  Payments of other borrowings                                                                 (6,250,000)   (3,035,000)
  Purchase of treasury stock                                                                   (3,124,875)   (2,706,750)
  Dividends paid                                                                                 (446,219)     (425,027)
  Other                                                                                           (11,500)          - -
                                                                                              -----------   -----------

      Net cash provided by financing activities                                                 6,021,450     7,631,766
                                                                                              -----------   -----------

      Net increase in cash                                                                      6,777,657     3,945,384

CASH
  Beginning                                                                                     3,445,163     3,936,815
                                                                                              -----------   -----------
  Ending                                                                                      $10,222,820   $ 7,882,199
                                                                                              ===========   ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
  Interest paid to depositors                                                                 $ 5,163,177   $ 3,103,105
  Interest paid on borrowings                                                                     949,243       332,751
  Income taxes                                                                                  1,402,247     1,097,131

                                  (Continued)

The following is a summary of the assets acquired and liabilities assumed in connection with the acquisition of Valley Financial Corp.

 Securities                                                       $ 41,818,057
 Loans                                                              58,567,364
 Accrued interest receivable                                         1,019,373
 Premises and equipment                                              1,081,890
 Goodwill                                                            6,565,174
 Prepaid expenses and other assets                                     209,906
 Deposits                                                          (99,261,995)
 Advances from borrowers for taxes and insurance                      (301,783)
 Deferred income taxes                                                (300,030)
 Accrued taxes payable                                                  12,565
 Accrued expenses and other liabilities                               (849,028)
                                                                  ------------

   Cash Paid, less cash received                                  $  8,561,493
                                                                  ============

See Notes to Consolidated Condensed Financial Statements

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six month period ended June 30, 1998 and 1997 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

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

3.   ACQUISITION OF VALLEY FINANCIAL CORP.

As of the close of business on January 30, 1998, the Bank completed the acquisition of Valley Financial Corp., ("Valley Financial") (the "Acquisition") pursuant to an Agreement and Plan of Merger, dated as of September 18, 1997 (the "Merger Agreement"). The acquisition resulted in the merger of Valley Financial's wholly owned subsidiary, Valley Savings Bank, FSB ("Valley Savings") with and into the Bank, with the Bank as the resulting financial institution. Valley Savings, headquartered in Burlington, Iowa, was a federally-charted stock savings bank with three branch offices located in southeastern Iowa. The former offices of Valley Savings are being operated as a division of the Bank.

In connection with the Acquisition, each share of Valley Financial's common stock, par value $1.00 per share, issued and outstanding (other than shares held as treasury stock of Valley Financial) was cancelled and converted automatically into the right to receive $525 per share in cash pursuant to the terms and conditions of the Merger Agreement. As a result of the Acquisition, shareholders of Valley Financial were paid a total of $14,726,250 in cash. The Acquisition was accounted for as a purchase transaction, resulting in goodwill of $6.6 million. The operating results of the former offices of Valley Savings are included in the 1998 operating results of the Company only from the date of acquisition through June 30, 1998.

4.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended June 30, 1998, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 3,105,277 and 3,216,117, respectively. For the six month period ended June 30, 1998, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 3,122,934 and 3,225,206, respectively. For the three month period ended June 30, 1997, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 3,201,477 and 3,246,780, respectively. For the six month period ended June 30, 1997, the weighted average number of shares outstanding for basic and diluted earning per share computation were 3,241,620 and 3,283,629, respectively.

5.   DIVIDENDS

On May 29, 1998, the Company declared a cash dividend on its common stock, payable on July 6, 1998 to stockholders of record as of June 16, 1998, equal to $0.08 per share.

6.   STOCK REPURCHASE

The Company completed its fourth stock repurchase program on August 5, 1998. The Company repurchased 163,324 shares of its outstanding stock, par value $.01 per share, at the aggregate cost of $3,584,419, in open market transactions.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivatives instruments, including certain derivative instruments embedded in other contracts, and for hedging contracts. It requires that an entity recognize all derivatives as either assets or liabilities, and measures those instruments at fair value. It also sets forth the proper accounting for hedging activities, which is determined by the intended use of the derivative and how that use is designated by the entity. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier application is permitted and should not be applied retroactively to financial statements of prior periods. Since the Company is not currently holding any derivative instruments (as defined) and is not engaged in hedging activities, the adoption of SFAS No. 133 is expected to have no effect on the Company's financial condition or results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, changes in general, economic, market, legislative and regulatory conditions, and the development of an adverse interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company's actual results may differ from the results discussed in the forward looking statements.

ACQUISITION OF VALLEY FINANCIAL CORP.

On September 18, 1997, the Company announced the execution of a definitive agreement to acquire Valley Financial, a privately held Iowa corporation and parent company of Valley Savings, Burlington, Iowa. As of the close of business on January 30, 1998 the Bank completed the Acquisition. Under the terms of the Merger Agreement, the Bank was acquired in a cash transaction totalling $14,726,250, or $525 per share, of all 28,050 shares outstanding of Valley Financial's common stock.

Valley Savings was a federally chartered savings bank, with two offices in Burlington, Iowa and one office in Mount Pleasant, Iowa. At January 30, 1998, just prior to the merger, Valley Financial had assets of $108.0 million, loans of $57.9 million and deposits of $98.9 million.

The acquisition of Valley Financial resulted in the merger of Valley Financial's wholly-owned subsidiary, Valley Savings, with and into First Federal, with the three Valley Savings branches continuing to operate as Valley Savings Bank, a division of First Federal Savings Bank of Iowa. The transaction was accounted for as a purchase, resulting in goodwill of $6.6 million and closed on January 30, 1998 and, thus, the operating results of the former Valley Savings are included in the 1998 operating results of the Company only from the date of acquisition through June 30, 1998.

PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma consolidated financial statements presented on the following pages are based on the historical financial statements of the Company and Valley Financial. The unaudited pro forma consolidated statements of income for the three and six months ended June 30, 1998 and 1997 were prepared as if the Acquisition had occurred as of the beginning of the respective periods for purposes of the combined consolidated statements of income and as if such an acquisition had occurred at December 31, 1997 for purposes of the combined consolidated statement of financial condition.

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

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

ACTUAL AND PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                                                                 Actual           Pro Forma
                                                                                June 30,         December 31,
ASSETS                                                                            1998               1997
                                                                              ------------       ------------
Cash:
  Interest-bearing                                                            $  8,711,853       $  6,481,513
  Noninterest-bearing                                                            1,510,967          2,035,107
Securities available for sale                                                   53,657,204         58,892,100
Loans receivable, net                                                          250,370,758        250,700,535
Loans held for sale                                                              1,219,401                - -
Accrued interest receivable                                                      2,153,495          2,273,563
Foreclosed real estate                                                             214,570             74,240
Premises and equipment, net                                                      3,329,747          3,229,923
Rental real estate                                                               2,002,989          2,059,148
Title plant                                                                        925,256            925,256
Goodwill                                                                         6,564,464          6,734,983
Prepaid expenses and other assets                                                  463,327            742,395
                                                                              ------------       ------------

                                                                              $331,124,031       $334,148,763
          Total assets                                                        ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                                                    $246,397,519        $240,634,725
  Other borrowed funds                                                          32,342,000          39,858,760
  Advances from borrowers for taxes and insurance                                1,020,379           1,164,417
  Dividend payable                                                                 253,479             204,155
  Deferred income taxes                                                            100,944             209,657
  Income taxes payable                                                             114,603              98,558
  Accrued expenses and other liabilities                                         1,708,370           1,561,415
                                                                              ------------        ------------
    Total liabilities                                                          281,937,294         283,731,687
                                                                              ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock ($.01 par value, authorized 3,000,000 shares,
    issued and outstanding none)                                                       - -                 - -
  Common Stock ($.01 par value, authorized 15,500,000 shares;
    issued and outstanding 4,011,057)                                               40,111              40,111
  Additional paid-in capital                                                    38,062,228          37,949,598
  Retained earnings, substantially restricted                                   25,387,213          23,660,964
  Unrealized gain on securities available for sale, net of
    income taxes                                                                   310,952             354,781
  Treasury stock at cost (884,674 and 744,574 shares, respectively)            (13,502,812)        (10,377,937)
  Unearned shares, employee stock ownership plan                                (1,110,955)         (1,210,441)
                                                                              ------------        ------------
    Total stockholders' equity                                                  49,186,737          50,417,076
                                                                              ------------        ------------

  Total liabilities and stockholders' equity                                  $331,124,031        $334,148,763
                                                                              ============        ============

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                     Three Months Ended            Six Months Ended
                                                          June 30,                     June 30,

                                                      1998         1997           1998          1997
                                                   ----------   ----------     -----------   -----------
Interest income                                    $6,049,923   $5,878,111     $12,137,452   $11,667,444
Interest expense                                    3,290,746    3,267,867       6,613,575     6,412,096
                                                   ----------   ----------     -----------   -----------

  Net interest income                               2,759,177    2,610,244       5,523,877     5,255,348

Provision for loan losses                              60,000      (40,000)        120,000        20,000
                                                   ----------   ----------     -----------   -----------
  Net interest income after provision for
    loan losses                                     2,699,177    2,650,244       5,403,877     5,235,348
                                                   ----------   ----------     -----------   -----------

Noninterest income:
  Fees and service charges                            311,779      261,404         585,303       516,961
  Abstract fees                                       401,463      307,967         762,561       562,777
  Gain on sale of securities available for
    sale, net                                             - -          - -          54,853           - -
  Other income                                        253,122      228,552         440,112       382,804
                                                   ----------   ----------     -----------   -----------
     Total noninterest income                         966,364      797,923       1,842,829     1,462,542
                                                   ----------   ----------     -----------   -----------

Noninterest expense:
  Salaries and employee benefits                      874,417      818,310       1,812,931     1,600,097
  Premises and equipment                              181,514      174,071         369,227       353,120
  Data processing                                     120,602      105,078         249,656       213,323
  SAIF deposit insurance premiums                      37,434       37,023          75,218        61,289
  Goodwill amortization                               116,892      116,891         232,812       232,811
  Other expenses                                      616,608      564,948       1,195,755     1,115,495
                                                   ----------   ----------     -----------   -----------
     Total noninterest expense                      1,947,467    1,816,321       3,935,599     3,576,135
                                                   ----------   ----------     -----------   -----------

Income before income taxes                          1,718,074    1,631,846       3,311,107     3,121,755

Provision for income taxes                            640,928      595,150       1,228,687     1,126,505
                                                   ----------   ----------     -----------   -----------

Net Income                                         $1,077,146   $1,036,696     $ 2,082,420   $ 1,995,250
                                                   ==========   ==========     ===========   ===========

FINANCIAL CONDITION

The pro forma statement of financial condition as of December 31, 1997 was used for comparison purposes to the June 30, 1998 statement of financial condition in order to more clearly present the changes in financial condition.

Total assets decreased $3.0 million, or 0.9%, to $331.1 million at June 30, 1998 compared to $334.1 million at December 31, 1997. Interest bearing cash increased $2.2 million, or 34.4%. Securities available for sale decreased $5.2 million, or 8.9%, primarily due to $14.5 million of maturities, calls and proceeds from sales, partially offset by $9.6 million of purchases. Total loans receivable, net, decreased by $330,000, or 0.13%, from December 31, 1997, due primarily to payments and prepayments of loans (of approximately $33.6 million) and loan sales of $2.7 million, which payments, prepayments and sales were offset in part by originations of $18.1 million of first mortgage loans secured primarily by one-to-four family residences, purchases of $8.3 million of first mortgage loans secured by multi-family residences and originations of $7.2 million of second mortgage loans. Deposits increased $5.8 million, or 2.4%, from $240.6 million at December 31, 1997 to $246.4 million at June 30, 1998, reflecting increases in certificates of deposit, NOW and money market accounts. These increases were primarily due to advertising by the Company to promote noninterest bearing checking accounts and offering competitive interest rates on certain deposit products. Other borrowings, primarily FHLB advances, decreased by $7.5 million, to $32.3 million at June 30, 1998 from $39.9 million at December 31, 1997, primarily due to the repayment of short term advances with excess cash available from the Acquisition of Valley Financial. Total stockholders' equity decreased $1.2 million, from $50.4 million at December 31, 1997 to $49.2 million at June 30, 1998, primarily due to stock repurchases and dividends declared, which were offset in part by earnings. See "Capital".

CAPITAL

The Company's total stockholders' equity decreased by $1.2 million to $49.2 million at June 30, 1998 from $50.4 million at December 31, 1997, primarily due to stock repurchases and dividends declared, which were offset in part by earnings. The changes in stockholders' equity were also due to a decrease in the unrealized gain on securities available for sale by $44,000 to $311,000 at June 30, 1998 from $355,000 at December 31, 1997. The unearned shares from the Employee Stock Ownership Plan (the "ESOP") decreased by $99,000 to $1,111,000 at June 30, 1998 from $1,210,000 at December 31, 1997, due to the release of shares by the ESOP to employees of the Bank.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 1998, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 1998 are as follows:

                                                  Amount    Percentage of Assets
                                                 -------    --------------------
                                                     (dollars in thousands)
Tangible capital:
   Capital level                                 $38,979           12.10%
   Less Requirement                                4,833            1.50%
                                                 -------           -----
   Excess                                        $34,146           10.60%
                                                 =======           =====

Core capital:
   Capital level                                 $38,979           12.10%
   Less Requirement                               12,887            4.00%
                                                 -------           -----
   Excess                                        $26,092            8.10%
                                                 =======           =====

Risk-based capital:
   Capital level                                 $41,383           24.23%
   Less Requirement                               13,662            8.00%
                                                 -------           -----
   Excess                                        $27,721           16.23%
                                                 =======           =====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including principal and interest payment on loans), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including maturities and calls of securities and other investments). During the first six months of 1998 and 1997, principal payments and repayments on loans totalled $33.6 million and $16.9 million, respectively. The net increases in deposits during the first six months of 1998 and 1997 totalled $6.0 million and $6.5 million, respectively. The proceeds from borrowed funds during the first six months of 1998 and 1997 totalled $10.0 million and $13.3 million, respectively. During the first six months of 1998 and 1997, the proceeds from the maturities, calls and sales of securities totalled $17.3 million and $4.0 million, respectively. Cash provided from operating activities during the first six months of 1998 and 1997 totalled $3.7 million and $2.2 million, respectively, of which $2.2 million and $1.8 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, repayment of borrowed funds and other financing activities. During the first six months of 1998 and 1997, the Company's gross purchases and origination of loans totalled $37.6 million and $24.7 million, respectively. The repayment of borrowed funds during the first six months of 1998 and 1997 totalled $6.2 million and $9.0 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter of not less than four percent of either (1) the liquidity base at the end of the preceding quarter, or (2) the average daily balance of the liquidity base during the preceding quarter equal to a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10%, depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 1998, the Bank's liquidity position was $40.9 million or 16.26% of liquid assets, compared to $14.0 million, or 9.28%, at December 31, 1997. The increase in the Bank's liquidity position was due primarily to the Acquisition of Valley Financial on the close of business as of January 30, 1998. During the fourth quarter of 1997, the OTS revised its liquidity requirements by reducing the minimum liquidity requirements from 5% to 4%, eliminating the short term liquidity requirement and requiring each savings association to maintain sufficient liquidity to ensure its safe and sound operation.

Stockholders' equity totaled $49.2 million at June 30, 1998 compared to $50.4 million at December 31, 1997, reflecting the Company's earnings for the quarter, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the net unrealized gains on securities, net of taxes.

On April 6, 1998, the Company paid a quarterly cash dividend equal to $0.08 per share on common stock outstanding as of the close of business on March 16, 1998, aggregating $261,000. On May 29, 1998, the Company declared a quarterly cash dividend of $0.08 per share payable on July 6, 1998 to shareholders of record as of the close of business on June 16, 1998, aggregating $253,000.

RESULTS OF OPERATIONS

The pro forma statements of income for the three and six months ended June 30, 1998 and 1997 were used for comparison purposes in order to more clearly present the changes in the results of operations.

Interest Income. Interest income increased by $172,000 to $6.0 million for the three months ended June 30, 1998 compared to $5.9 million for the three months ended June 30, 1997. The increase in interest income was primarily due to a $8.8 million increase in the average balance of interest assets (primarily first mortgage and consumer loans) to $314.6 million for the three months ended June 30, 1998 from $305.8 million for the comparable 1997 period. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured by multi-family residences, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of loans was offset in part by a decrease in the average balance of securities available for sale. The decrease in the average balance of securities available for sale was due to sales, calls and maturities, which were offset, in part, by purchases of lower yielding available for sale securities. The average yield on interest earning assets increased from 7.69% for the three months ended June 30, 1997 to 7.70% for the three months ended June 30, 1998.

Interest income increased by $470,000 to $12.1 million for the six months ended June 30, 1998 compared to $11.7 million for the six months ended June 30, 1997. The increase in interest income was primarily due to a $12.2 million increase in the average balance of interest earning assets (primarily first mortgage and consumer loans) to $315.3 million for the six months ended June 30, 1998 from $303.1 million for the comparable 1997 period. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured by multi-family residences, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of loans was offset in part by a decrease in the average yield on loans and a decrease in the average balance of securities available for sale. The average yield on loans decreased to 8.21% for the six months ended June 30, 1998 from 8.25% for the six months ended June 30, 1997, primarily due to a general decrease in market interest rates. The decrease in the average balance of securities available for sale was due to sale, calls and maturities, which were offset, in part, by purchases.
The average yield on interest earning assets remained the same at 7.71% for the six months ended June 30, 1998 and 1997.

Interest Expense. Interest expense increased by $23,000 to $3.3 million for the three months ended June 30, 1998 compared to $3.3 million for the three months ended June 30, 1997. The increase in interest expense was primarily due to a $4.2 million increase in the average balance of interest bearing deposits (primarily NOW accounts, money market accounts and certificates of deposit), partially offset by a decrease in borrowed funds, to $271.7 million for the three months ended June 30, 1998 from $267.5 million for the comparable 1997 period. The increase in such deposit accounts are due to marketing of the Company's noninterest bearing checking accounts, offering competitive rates on the certificate of deposit and money market accounts. The decrease in borrowed funds was due to the repayment of short term advances with excess cash available from the Acquisition of Valley Financial. The impact of the increase in the average balances of NOW accounts, money market accounts and certificates of deposit was offset in part by a decrease in the average cost of interest bearing liabilities. The decrease in the average cost of interest bearing liabilities is primarily due to a general decrease in market interest rates. The average cost of interest bearing liabilities decreased from 4.91% for the three months ended June 30, 1997 to 4.87% for the three months ended June 30, 1998.

Interest expense increased by $201,000 to $6.6 million for the six months ended June 30, 1998 compared to $6.4 million for the six months ended June 30, 1997. The increase in interest expense was primarily due to a $9.3 million increase in the average balance of interest bearing deposits (primarily NOW accounts, money market accounts and certificates of deposit), partially offset by a decrease in borrowed funds, to $273.0 million for the six months ended June 30, 1998 from $263.7 million for the comparable 1997 period. The increase in such deposit accounts are due to marketing of the Company's noninterest bearing checking accounts, offering competitive rates on the certificate of deposit and money market accounts and a $4.4 million money market account opened for a certain governmental entity. The decrease in borrowed funds was due to the repayment of short term advances with excess cash available from the Acquisition of Valley Financial. The impact of the increase in the average balances of NOW accounts, money market accounts and certificates of deposit was offset in part by a decrease in the average cost of interest bearing liabilities. The decrease in the average cost of interest bearing liabilities is primarily due to a general decrease in market interest rates. The average cost of interest bearing liabilities decreased from 4.89% for the six months ended June 30, 1997 to 4.88% for the six months ended June 30, 1998.

Net Interest Income. Net interest income before the provision for loan losses increased by $149,000 to $2.8 million for the three months ended June 30, 1998 from $2.6 million for the three months ended June 30, 1997. The increase is primarily due to the increase in the excess of average interest earning assets over the average interest bearing liabilities and an increase in the interest rate spread. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased slightly from 2.78% for the three months ended June 30, 1997 to 2.83% for the three months ended June 30, 1998.

Net interest income before the provision for loan losses increased by $269,000 to $5.5 million for the six months ended June 30, 1998 from $5.3 million for the six months ended June 30, 1997. The increase is primarily due to the increase in the excess of average interest earning assets over the average interest bearing liabilities and an increase in the interest rate spread. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased slightly from 2.82% for the six months ended June 30, 1997 to 2.83% for the six months ended June 30, 1998.

The following table sets forth certain information relating to the Company's pro forma average balance sheets and reflects the pro forma average yield on assets and pro forma average cost of liabilities for the three and six month periods ended June 30, 1998 and 1997.

                                                                            For Three Months Ended June 30,
                                                        ------------------------------------------------------------------------
                                                                           1998                             1997
                                                        -------------------------------------    -------------------------------
                                                            Average                  Average     Average               Average
                                                            Balance      Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                                        ---------------  --------  ----------    --------  --------  -----------
                                                                                 (Dollars in thousands)
Assets:
     Interest-earning assets:
       Loans........................................           $251,736   $ 5,157        8.19%   $236,257   $ 4,842        8.20%
       Securities available for sale................             54,324       792        5.85      65,666       986        6.02
       Interest bearing cash........................              8,550       101        4.74       3,898        50        5.19
                                                               --------   -------      ------    --------   -------      ------
         Total interest-earning assets..............            314,610   $ 6,050        7.70%    305,821   $ 5,878        7.69%
                                                                          -------      ------               -------      ------
     Noninterest-earning assets.....................             16,326                            18,077
                                                               --------                          --------
         Total assets...............................           $330,936                          $323,898
                                                               ========                          ========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings.................           $ 47,365   $   368        3.12%   $ 40,894   $   329        3.23%
       Passbook savings.............................             26,625       156        2.35      26,566       164        2.47
       Certificates of deposit......................            165,289     2,297        5.57     161,027     2,207        5.50
       Borrowed funds...............................             32,453       470        5.87      38,997       568        5.91
                                                               --------   -------      ------    --------   -------      ------
     Total interest-bearing liabilities.............            271,732   $ 3,291        4.87%    267,484   $ 3,268        4.91%
                                                                          -------      ------               -------      ------

     Noninterest-bearing liabilities................              8,391                             7,625
                                                               --------                          --------
         Total liabilities..........................            280,123                           275,109
     Equity.........................................             50,813                            48,789
                                                               --------                          --------
         Total liabilities and equity...............           $330,936                          $323,898
                                                               ========                          ========

Net interest income.................................                      $ 2,759                           $ 2,610
                                                                          =======                           =======
Net interest rate spread............................                                     2.83%                             2.78%
                                                                                       ======                            ======
Net interest margin.................................                                     3.51%                             3.41%
                                                                                       ======                            ======
Ratio of average interest-earning assets to
     average interest-bearing liabilities...........                                   115.78%                           114.33%
                                                                                       ======                            ======


                                                                             For Six Months Ended June 30,
                                                        -----------------------------------------------------------------------
                                                                             1998                           1997
                                                        -------------------------------------    ------------------------------
                                                            Average                 Average      Average              Average
                                                            Balance      Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                                        ---------------  --------  ----------    --------  --------  ----------
                                                                                (Dollars in thousands)
Assets:
     Interest-earning assets:
       Loans........................................           $251,151   $10,311        8.21%   $233,742   $ 9,644        8.25%
       Securities available for sale................             56,411     1,636        5.85      65,392     1,924        5.93
       Interest bearing cash........................              7,740       190        4.96       3,919        99        5.12
                                                               --------   -------      ------    --------   -------      ------
         Total interest-earning assets..............            315,302   $12,137        7.71%    303,053   $11,667        7.71%
                                                                          -------      ------               -------      ------
     Noninterest-earning assets.....................             17,354                            18,356
                                                               --------                          --------
         Total assets...............................           $332,656                          $321,409
                                                               ========                          ========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings.................           $ 47,012   $   728        3.12%   $ 39,895   $   604        3.05%
       Passbook savings.............................             26,412       310        2.37      26,584       324        2.46
       Certificates of deposit......................            164,489     4,551        5.79     159,702     4,384        5.54
       Borrowed funds...............................             35,048     1,024        5.81      37,511     1,100        5.83
                                                               --------   -------      ------    --------   -------      ------
     Total interest-bearing liabilities.............            272,961   $ 6,613        4.88%    263,692   $ 6,412        4.89%
                                                                          -------      ------               -------      ------

     Noninterest-bearing liabilities................              8,798                             8,456
                                                               --------                          --------
         Total liabilities..........................            281,759                           272,148
     Equity.........................................             50,897                            49,261
                                                               --------                          --------
         Total liabilities and equity...............           $332,656                          $321,409
                                                               ========                          ========

Net interest income.................................                      $ 5,524                           $ 5,255
                                                                          =======                           =======
Net interest rate spread............................                                     2.83%                             2.82%
                                                                                       ======                            ======
Net interest margin.................................                                     3.50%                             3.47%
                                                                                       ======                            ======
Ratio of average interest-earning assets to
     average interest-bearing liabilities...........                                   115.51%                           114.93%
                                                                                       ======                            ======

Provision for Loan Losses. The Company's provision for loan losses was $60,000 for the three months ended June 30, 1998 and $(40,000) for the three months ended June 30, 1997. The Company's provision for loan losses was $120,000 for the six months ended June 30, 1998 and $20,000 for the six months ended June 30, 1997. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $8,000 for the six months ended June 30, 1998 as compared to net charge offs of $52,000 for the six months ended June 30, 1997. The resulting allowance for loan losses was $2.6 million at June 30, 1998 as compared to $2.5 million at December 31, 1997 and $2.4 million at June 30, 1997. The level of nonperforming loans decreased to $162,000 at June 30, 1998 from $296,000 at December 31, 1997 and from $220,000 at June 30, 1997.
Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $168,000 to $966,000 for the three months ended June 30, 1998 from $798,000 for the three months ended June 30, 1997. The increase is due to increases in all categories of noninterest income. Abstract fees increased $93,000 due to increased sales volume, which is in part attributable to an improved housing market and the current level of interest rates. Other fees and service charges increased $50,000, primarily due to increases in overdraft fees. Other income increased $25,000, primarily due to increases in insurance sales.

Total noninterest income increased by $380,000 to $1.8 million for the six months ended June 30, 1998 from $1.5 million for the six months ended June 30, 1997. The increase is due to increases in all categories of noninterest income. Abstract fees increased $200,000 due to increased sales volume, which is in part attributable to an improved housing market and the current level of interest rates. Other fees and service charges increased $68,000, primarily due to increases in overdraft fees. Other income increased $57,000, primarily due to increases in insurance sales and rental income from the Bank's investment in the Northridge Apartments Limited Partnership, which owns and operates a 44-unit apartment complex in Fort Dodge, Iowa. Noninterest income for the six months ended June 30, 1998 reflects gains on sales of securities available for sale of $55,000, while no such gains were recorded for the corresponding six month period in 1997.

Noninterest Expense. Total noninterest expense increased by $131,000 to $1.9 million for the three months ended June 30, 1998 from $1.8 million for the three months ended June 30, 1997. The increase is primarily due to increases in salaries and employee benefits, data processing and other expenses. The increase in salaries and benefits was primarily a result of the increased costs associated with the ESOP, normal salary increases and one time costs associated with the acquisition of Valley Financial. The increase in data processing was primarily a result of normal cost increases, additional data processing services used and one time costs associated with the acquisition of Valley Financial. The increase in other expenses was primarily as result of loan expenses, employee expenses and one time costs associated with the acquisition of Valley Financial. The Company's efficiency ratio for the three months ended June 30, 1998 and 1997 were 52.27% and 53.29%, respectively. The Company's ratio of noninterest expense to average assets for the three moths ended June 30, 1998 and 1997 were 2.35% and 2.24%, respectively.

Total noninterest expense increased by $359,000 to $3.9 million for the six months ended June 30, 1998 from $3.6 million for the six months ended June 30, 1997. The increase is primarily due to increases in salaries and employee benefits, data processing and other expenses. The increase in salaries and benefits was primarily a result of the increased costs associated with the ESOP, normal salary increases and one time costs associated with the acquisition of Valley Financial. The increase in data processing was primarily a result of normal cost increases, additional data processing services used and one time costs associated with the acquisition of Valley Financial. The increase in other expenses was primarily a result of one time costs associated with the acquisition of Valley Financial, employee expenses and rental expenses in connection with Northridge Limited Partnership, offset in part by decreases in professional fees and marketing expenses. The Company's efficiency ratio for the six months ended June 30, 1998 and 1997 were 53.42% and 53.23%, respectively. The Company's ratio of noninterest expense to average assets for the six months ended June 30, 1998 and 1997 were 2.37% and 2.23%, respectively.

Income Taxes. Income taxes increased by $46,000 to $641,000 for the three months ended June 30, 1998 as compared to $595,000 for the three months ended June 30, 1997. The increase was primarily due to an increase in pre-tax earnings during the 1998 period as compared to the corresponding 1997 period.

Income taxes increased by $102,000 to $1.2 million for the six months ended June 30, 1998 as compared to $1.1 million for the six months ended June 30, 1997. The increase was primarily due to an increase in pre-tax earnings during the 1998 period as compared to the corresponding 1997 period.

Net Income. Net income totaled $1,077,000 for the three months ended June 30, 1998, compared to $1,037,000 for the same period in 1997.

Net income totaled $2,082,000 for the six months ended June 30, 1998, compared to $1,995,000 for the same period in 1997.

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

The Company, working with its outside service providers, has initiated a project to ensure that its computer systems are Year 2000 compliant. The Company has sent letters to all service providers, that management believes impact the Company's Year 2000 compliance, in order verify their status on Year 2000 compliance. The Company will begin testing for Year 2000 compliance of certain computer applications in the fourth quarter of 1998. The Company believes that the costs associated with Year 2000 compliance will not materially affect the Company's future operating results or financial condition. The Company believes the financial risk of noncompliance for Year 2000 is serious and would have a material affect on the Company's financial condition and future operating results.

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

     Not applicable

Item 3.   Defaults Upon Senior Securities

     Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its 1998 Annual Meeting of Stockholders on April 24, 1998. At the meeting, the stockholders of the Company considered and voted upon:

1.   The election as directors are as follows:

          Three-year term:    Howard A. Hecht
                              Melvin R. Schroeder

     The results of the election of directors are as follows:

                                     Votes
                                   ---------
                            In favor       Withheld
                          ------------   ------------
Howard A. Hecht             2,924,027       12,007
Melvin R. Schroeder         2,924,243       11,791

There were no broker non-votes on this proposal.

2. The approval of Amendment No. 2 to the North Central Bancshares, Inc. 1996 Stock Option Plan was approved by a vote of 2,628,557 in favor, 276,607 votes against and 30,870 votes abstaining.

There were no broker non-votes on this proposal.

3. The ratification of the engagement of McGladrey & Pullen LLP, as the Company's independent auditors, was approved by a vote of 2,910,402 in favor, 2,089 votes against and 23,543 votes abstaining.

There were no broker non-votes on this proposal.

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

Exhibit 10.  Material Contracts - Revised employment agreements

Exhibit 27. Financial data schedule. (Only submitted with filing in electronic format.)

Exhibit 99.1 Press Release, dated May 29, 1998 (regarding the declaration of a dividend).

Exhibit 99.2 Press Release, dated July 27, 1998 (regarding the issuance of limited financial information for the three and six months ended June 30, 1998).

  (b) Reports of Form 8-K

  None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                        NORTH CENTRAL BANCSHARES, INC.

DATE:  August 13, 1998                  BY: /s/ David M. Bradley



                                                David M. Bradley, CPA
                                                Chairman, President and
                                                Chief Executive Officer


DATE:  August 13, 1998                  BY:  /s/ John L. Pierschbacher



                                                John L. Pierschbacher, CPA
                                                Principal Financial Officer