Form 10-Q
period 1998-09-30
NORTH CENTRAL BANCSHARES INC
filed 1998-11-13
CIK 1005188

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                    ----------------------------------------

                                   FORM 10-Q

[Mark One]
[   X   ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

     For the quarterly period ended September 30, 1998

[       ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

     For the transition period from ___________________________________ to
_____________________________________

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               Iowa                                              42-1449849
               -----------------------------------------------------------------
     (State or other jurisdiction of                        (I. R. S. Employer
      incorporation or organization)                      Identification Number)

               825 Central Avenue            Fort Dodge, Iowa 50501
               ----------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code #(515)576-7531

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes   X    No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 13, 1998
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                              3,104,159

                         NORTH CENTRAL BANCSHARES, INC.

                                     INDEX



                                                                           Page

Part I.  Financial Information
               Item 1.   Consolidated Condensed
               Financial Statements (unaudited)                            1 to 4

                         Consolidated Condensed Statements of
                         Financial Condition at September 30,
                         1998 and December 31, 1997 (Unaudited)            1

                         Consolidated Condensed Statements of
                         Income for the three and nine months ended
                         September 30, 1998 and 1997 (Unaudited)           2

                         Consolidated Condensed Statements of
                         Cash Flows for the nine months ended
                         September 30, 1998 and 1997 (Unaudited)           3 & 4

               Notes to Consolidated Condensed Financial
               Statements                                                  5 & 6

               Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                                  7 to 16

               Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                           16

Part II.       Other Information                                           17 & 18

               Items 1 through 6                                           17

               Signatures                                                  18

               Exhibits

PART 1.   FINANCIAL INFORMATION
ITEM 1.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                 September 30,       December 31,
ASSETS                                                                1998                1997
                                                                 -------------       -------------

Cash:
     Interest-bearing                                          $  4,817,693          $  2,462,809
     Noninterest-bearing                                          1,712,024               982,354
Securities available for sale                                    51,234,184            19,815,913
Loans receivable, net                                           258,576,406           191,248,830
Loans held for sale                                               2,527,186                   - -
Accrued interest receivable                                       2,125,494             1,300,495
Foreclosed real estate                                              107,415                67,107
Premises and equipment, net                                       3,565,293             2,143,016
Rental real estate                                                1,974,542             2,059,148
Title plant                                                         925,256               925,256
Goodwill                                                          6,506,298               195,628
Deferred taxes                                                          - -               105,139
Prepaid expenses and other assets                                   646,633               647,913
                                                               ------------          ------------

     Total assets                                              $334,718,424          $221,953,608
                                                               ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES
   Deposits                                                           $245,659,068   $141,123,707
   Other borrowed funds                                                 37,087,759     28,550,000
   Advances from borrowers for taxes and insurance                         440,033        918,369
   Dividend payable                                                        248,333        204,155
   Deferred income taxes                                                    17,000            - -
   Income taxes payable                                                    125,900        194,325
   Accrued expenses and other liabilities                                1,404,812        545,976
                                                                      ------------   ------------
     Total liabilities                                                 284,982,905    171,536,532
                                                                      ------------   ------------


COMMITMENTS AND CONTINGENCIES

aSTOCKHOLDERS' EQUITY
 Preferred stock ($.01 par value, authorized 3,000,000
     shares, issued and outstanding none)                                     - -            - -
 Common Stock ($.01 par value, authorized 15,500,000
     shares; issued and outstanding 4,011,057)                              40,111         40,111
 Additional paid-in capital                                             38,109,601     37,949,598
 Retained earnings, substantially restricted                            26,223,152     23,660,964
 Accumulated other comprehensive income-unrealized gain on
     securities available for sale, net of income taxes                    371,458        354,781

 Treasury stock at cost (906,898 and 744,574 shares, respectively)     (13,946,978)   (10,377,937)
 Unearned shares, employee stock ownership plan                         (1,061,825)    (1,210,441)
                                                                       ------------   ------------
     Total stockholders' equity                                         49,735,519    50,417,076
                                                                       ------------  ------------

     Total liabilities and stockholders' equity                       $334,718,424   $221,953,608
                                                                      ============   ============

     See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                           Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                           1998         1997          1998            1997
                                                       ------------  -----------  ------------    --------------
Interest income:
 Loans receivable                                       $5,212,578    $3,679,808   $15,118,419        $10,735,370
   Securities and cash deposits                            832,371       419,857     2,441,673          1,200,805
                                                        ----------    ----------   -----------        -----------
                                                         6,044,949     4,099,665    17,560,092         11,936,175
                                                        ----------    ----------   -----------        -----------
Interest expense:
 Deposits                                                2,830,448     1,665,152     8,044,700          4,795,481
 Other borrowed funds                                      487,464       360,422     1,436,707            980,208
                                                        ----------    ----------   -----------        -----------
                                                         3,317,912     2,025,574     9,481,407          5,775,689
                                                        ----------    ----------   -----------        -----------

 Net Interest Income                                     2,727,037     2,074,091     8,078,685          6,160,486

Provision for loan losses                                   60,000        60,000       180,000            180,000
                                                        ----------    ----------   -----------        -----------

Net interest income after provision for loan losses      2,667,037     2,014,091     7,898,685          5,980,486
                                                        ----------    ----------   -----------        -----------

Noninterest income:
 Fees and service charges                                  335,294       163,074       884,692            472,074
 Abstract fees                                             398,974       324,204     1,161,535            886,981
 Gain (loss) on sale of securities available
    for sale, net                                           (3,491)          - -        51,362                - -
 Other income                                              298,413       106,165       692,417            317,371
                                                        ----------    ----------   -----------        -----------
    Total noninterest income                             1,029,190       593,443     2,790,006          1,676,426
                                                        ----------    ----------   -----------        -----------
Noninterest expense:
 Salaries and employee benefits                            916,321       551,866     2,560,557          1,607,769
 Premises and equipment                                    222,793       110,419       557,522            316,908
 Data processing                                           181,001        65,022       400,834            191,224
 SAIF deposit insurance premiums                            37,249        20,950       107,173             63,181
 Goodwill amortization                                     120,850         6,987       317,189             20,960
 Other expenses                                            537,823       355,826     1,573,559          1,139,716
                                                        ----------    ----------   -----------        -----------
    Total noninterest expense                            2,016,037     1,111,070     5,516,834          3,339,758
                                                        ----------    ----------   -----------        -----------
Income before income taxes                               1,680,190     1,496,464     5,171,857          4,317,154
Provision for income taxes                                 605,972       523,347     1,875,847          1,495,563
                                                        ----------    ----------   -----------        -----------
Net Income                                              $1,074,218    $  973,117   $ 3,296,010        $ 2,821,591
                                                        ==========    ==========   ===========        ===========
Basic earnings per common share                              $0.36         $0.31         $1.07              $0.88
                                                        ==========    ==========   ===========        ===========
Diluted earnings per common share                            $0.35         $0.31         $1.04              $0.87
                                                        ==========    ==========   ===========        ===========
Dividends declared per common share                        $0.0800       $0.0625       $0.2400            $0.1875
                                                        ==========    ==========   ===========        ===========
Comprehensive Income                                    $1,134,724    $1,150,832   $ 3,312,687        $ 3,113,026
                                                        ==========    ==========   ===========        ===========

 See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30
                                                                                         1998           1997
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                           $  3,296,010   $  2,821,591
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                                180,000        180,000
 Depreciation, premises and equipment                                                     234,250        143,081
    Depreciation, rental real estate                                                       85,341         55,000
 Amortization and accretion                                                               381,805         73,508
 Deferred taxes                                                                          (179,096)       (57,825)
 Effect of contribution to employee stock ownership plan                                  317,757        254,522
 (Gain) on sale of foreclosed real estate and loans, net                                  (10,714)       (20,685)
 (Gain) on sale of securities available for sale                                          (51,362)           - -
 Loss on disposal of equipment                                                              2,545          4,674
 Change in assets and liabilities:
   (Increase) decrease in accrued interest receivable                                     194,374        ( 1,066)
   (Increase) decrease in prepaid expenses and other assets                               211,186        (50,332)
   (Decrease) in income taxes payable                                                     (55,860)       (63,896)
   Increase (decrease) in accrued expenses and other liabilities                            9,808       (185,857)
                                                                                     ------------   ------------
       Net cash provided by operating activities                                        4,616,044      3,152,715
                                                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net( increase) decrease in loans                                                       7,806,513     (3,376,990)
 Net (increase) in loans held for sale                                                 (2,527,186)           - -
 Purchase of loans                                                                    (20,477,978)   (12,259,359)
 Proceeds from sale of loans                                                            3,708,775        161,381
 Proceeds from sales, calls and maturities of securities available for sale            23,911,786      3,933,750
 Purchase of securities available for sale                                            (13,655,875)    (2,664,973)
 Proceeds from maturities of securities held to maturity                                      - -      3,500,000
 Purchase of premises and equipment                                                      (577,212)      (413,815)
 Proceeds from sale of equipment                                                               30         31,300
 Purchase of rental real estate                                                              (735)      (362,781)
 Proceeds from sale of title plant                                                            - -         43,491
 Cash paid in connection with acquisition of Valley Financial Corp.,
   net of cash received                                                                (8,561,493)           - -
 Other                                                                                     78,703        (84,039)
                                                                                     ------------   ------------
      Net cash (used in) investing activities                                         (10,294,672)   (11,492,035)
                                                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                                               5,273,366      9,532,831
 (Decrease) in advances from borrowers for taxes and insurance                           (780,119)      (498,494)
 Net change in short term borrowings                                                      250,000    (10,000,000)
 Proceeds from other borrowed funds                                                    14,542,000     16,250,000
 Payments of other borrowings                                                          (6,254,241)    (3,035,000)
 Purchase of treasury stock                                                            (3,584,419)    (2,706,750)
 Dividends paid                                                                          (689,644)      (619,529)
 Other                                                                                      6,239            - -
                                                                                     ------------   ------------
      Net cash provided by financing activities                                         8,763,182      8,923,058
                                                                                     ------------   ------------
      Net increase in cash                                                              3,084,554        583,738
CASH
 Beginning                                                                              3,445,163      3,936,815
                                                                                     ------------   ------------
 Ending                                                                              $  6,529,717   $  4,520,553
                                                                                     ============   ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
 Interest paid to depositors                                                         $  7,973,289   $  4,757,337
 Interest paid on borrowings                                                            1,436,432      1,052,379
 Income taxes                                                                           2,088,987      1,619,750

                                  (Continued)

The following is a summary of the assets acquired and liabilities assumed in connection with the acquisition of Valley Financial Corp.


  Securities                                         $ 41,818,057
  Loans                                                58,567,364
  Accrued interest receivable                           1,019,373
  Premises and equipment                                1,081,890
  Goodwill                                              6,565,174
  Prepaid expenses and other assets                       209,906
  Deposits                                            (99,261,995)
  Advances from borrowers for taxes and insurance        (301,783)
  Deferred income taxes                                  (300,030)
  Accrued taxes payable                                    12,565
  Accrued expenses and other liabilities                 (849,028)
                                                     ------------

    Cash Paid, less cash received                    $  8,561,493
                                                     ============

See Notes to Consolidated Condensed Financial Statements

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine month period ended September 30, 1998 and 1997 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries (See Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

2.   REORGANIZATION

The Company was organized on December 5, 1995 at the direction of the Board of Directors of First Federal Savings Bank of Iowa, formerly known as First Federal Savings Bank of Fort Dodge, (the "Bank") for the purpose of acquiring all of the capital stock of the Bank, in connection with the conversion of the Bank and North Central Bancshares, M.H.C. (the "Mutual Holding Company" or "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Reorganization"). On March 20, 1996, upon completion of the Reorganization, the Company issued an aggregate of 4,011,057 shares of its common stock, 1,385,590 shares of which were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were cancelled, and 2,625,467 shares of which were sold in Subscription and Community Offerings (the "Offering") at a price of $10.00 per share, with gross proceeds amounting to $26.3 million. In addition, the Company replaced the Bank as the issuer listed on The Nasdaq Stock Market.

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

In connection with the Acquisition, each share of Valley Financial's common stock, par value $1.00 per share, issued and outstanding (other than shares held as treasury stock of Valley Financial) was cancelled and converted automatically into the right to receive $525 per share in cash pursuant to the terms and conditions of the Merger Agreement. As a result of the Acquisition, shareholders of Valley Financial were paid a total of $14.7 million in cash.
The Acquisition was accounted for as a purchase transaction, resulting in goodwill of $6.6 million. The operating results of the former offices of Valley Savings are included in the 1998 operating results of the Company only from the date of acquisition through September 30, 1998.

4.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended September 30, 1998, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,996,571 and 3,070,727, respectively. For the nine month period ended September 30, 1998, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 3,081,083 and 3,174,142, respectively. For the three month period ended September 30, 1997, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 3,121,633 and 3,182,889, respectively. For the nine month period ended September 30, 1997, the weighted average number of shares outstanding for basic and diluted earning per share computation were 3,201,155 and 3,251,004, respectively.

5.   DIVIDENDS

On August 28, 1998, the Company declared a cash dividend on its common stock, payable on October 5, 1998 to stockholders of record as of September 15, 1998, equal to $0.08 per share.


6.   RECENT ACCOUNTING PRONOUNCEMENTS

In October 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." (SFAS No. 134). SFAS No. 134 amends FASB Statement No. 65 and conforms the subsequent accounting for securities retained after the securitization of mortgage loans held for sale by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Therefore, after the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall by classified in accordance with the provisions of FASB Statement No. 115. The adoption of SFAS No. 134 is expected to have no effect on a company's financial condition or results of operations.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company's actual results may differ from the results discussed in the forward looking statements.

ACQUISITION OF VALLEY FINANCIAL CORP.

On September 18, 1997, the Company announced the execution of a definitive agreement to acquire Valley Financial, a privately held Iowa corporation and parent company of Valley Savings, Burlington, Iowa. As of the close of business on January 30, 1998, the Bank completed the Acquisition. Under the terms of the Merger Agreement, the Bank was acquired in a cash transaction totalling $14.7 million, or $525 per share, of all 28,050 shares outstanding of Valley Financial's common stock.

Valley Savings was a federally chartered savings bank, with two offices in Burlington, Iowa and one office in Mount Pleasant, Iowa. At January 30, 1998, just prior to the merger, Valley Financial had assets of $108.0 million, loans of $57.9 million and deposits of $98.9 million.

The acquisition of Valley Financial resulted in the merger of Valley Financial's wholly-owned subsidiary, Valley Savings, with and into the Bank, with the three Valley Savings branches continuing to operate as Valley Savings Bank, a division of First Federal Savings Bank of Iowa. The transaction was accounted for as a purchase, resulting in goodwill of $6.6 million and closed on January 30, 1998, consequently the operating results of the former Valley Savings are included in the 1998 operating results of the Company only from the date of acquisition through September 30, 1998.

PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The following unaudited pro forma consolidated financial statements presented on the following pages are based on the historical financial statements of the Company and Valley Financial. The unaudited pro forma consolidated statements of income for the three and nine months ended September 30, 1998 and 1997 were prepared as if the Acquisition had occurred as of the beginning of the respective periods for purposes of the combined consolidated statements of income and as if such an acquisition had occurred at December 31, 1997 for purposes of the combined consolidated statement of financial condition.

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

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

ACTUAL AND PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                                                          Actual        Pro Forma
                                                                       September 30,   December 31,
ASSETS                                                                     1998            1997
                                                                       -------------   ------------
Cash:
  Interest-bearing                                                      $  4,817,693    $  6,481,513
  Noninterest-bearing                                                      1,712,024       2,035,107
Securities available for sale                                             51,234,184      58,892,100
Loans receivable, net                                                    258,576,406     250,700,535
Loans held for sale                                                        2,527,186             - -
Accrued interest receivable                                                2,125,494       2,273,563
Foreclosed real estate                                                       107,415          74,240
Premises and equipment, net                                                3,565,293       3,229,923
Rental real estate                                                         1,974,542       2,059,148
Title plant                                                                  925,256         925,256
Goodwill                                                                   6,506,298       6,734,983
Prepaid expenses and other assets                                            646,633         742,395
                                                                        ------------    ------------

   Total assets                                                         $334,718,424    $334,148,763
                                                                        ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

LIABILITIES
  Deposits                                                              $245,659,068    $240,634,725
  Other borrowed funds                                                    37,087,759      39,858,760
  Advances from borrowers for taxes and insurance                            440,033       1,164,417
  Dividend payable                                                           248,333         204,155
  Deferred income taxes                                                       17,000         209,657
  Income taxes payable                                                       125,900          98,558
  Accrued expenses and other liabilities                                   1,404,812       1,561,415
                                                                        ------------    ------------
    Total liabilities                                                    284,982,905     283,731,687
                                                                        ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock ($.01 par value, authorized 3,000,000 shares,
    issued and outstanding none)                                                 - -             - -
  Common Stock ($.01 par value, authorized 15,500,000 shares;
    issued and outstanding 4,011,057)                                         40,111          40,111
  Additional paid-in capital                                              38,109,601      37,949,598
  Retained earnings, substantially restricted                             26,223,152      23,660,964
  Unrealized gain on securities available for sale, net of
    income taxes                                                             371,458         354,781
  Treasury stock at cost (906,898 and 744,574 shares, respectively)      (13,946,978)    (10,377,937)
  Unearned shares, employee stock ownership plan                          (1,061,825)     (1,210,441)
                                                                        ------------    ------------
    Total stockholders' equity                                            49,735,519      50,417,076
                                                                        ------------    ------------

  Total liabilities and stockholders' equity                            $334,718,424    $334,148,763
                                                                        ============    ============

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                  Three Months Ended           Nine Months Ended
                                                     September 30,               September 30,

                                                  1998          1997          1998           1997
                                               ----------    ----------    -----------    -----------
Interest income                                $6,044,949    $6,086,194    $18,182,401    $17,753,638
Interest expense                                3,317,912     3,415,142      9,931,487      9,827,238
                                               ----------    ----------    -----------    -----------

   Net interest income                          2,727,037     2,671,052      8,250,914      7,926,400

Provision for loan losses                          60,000        60,000        180,000         80,000
                                               ----------    ----------    -----------    -----------
   Net interest income after provision for
    loan losses                                 2,667,037     2,611,052      8,070,914      7,846,400
                                               ----------    ----------    -----------    -----------

Noninterest income:
   Fees and service charges                       335,294       299,966        920,597        816,927
   Abstract fees                                  398,974       324,204      1,161,535        886,981
   Gain (loss) on sale of securities
      available for sale, net                      (3,491)        9,404         51,362          9,404
   Other income                                   298,413       179,928        710,252        562,732
                                               ----------    ----------    -----------    -----------
      Total noninterest income                  1,029,190       813,502      2,843,746      2,276,044
                                               ----------    ----------    -----------    -----------

Noninterest expense:
   Salaries and employee benefits                 916,321       884,864      2,729,252      2,484,961
   Premises and equipment                         222,793       134,943        592,020        488,063
   Data processing                                181,001       107,797        430,657        321,120
   SAIF deposit insurance premiums                 37,249        36,345        112,467         97,634
   Goodwill amortization                          120,850       119,538        353,662        352,349
   Other expenses                                 537,823       553,936      1,705,305      1,669,431
                                               ----------    ----------    -----------    -----------
      Total noninterest expense                 2,016,037     1,837,423      5,923,363      5,413,558
                                               ----------    ----------    -----------    -----------

Income before income taxes                      1,680,190     1,587,131      4,991,297      4,708,886

Provision for income taxes                        605,972       582,459      1,834,659      1,708,964
                                               ----------    ----------    -----------    -----------

Net Income                                     $1,074,218    $1,004,672    $ 3,156,638    $ 2,999,922
                                               ==========    ==========    ===========    ===========

FINANCIAL CONDITION

The pro forma statement of financial condition as of December 31, 1997 was compared with the September 30, 1998 statement of financial condition in order to more clearly present the changes in financial condition.

Total assets increased $570,000, or 0.2%, to $334.7 million at September 30, 1998 compared to $334.1 million at December 31, 1997. Interest bearing cash decreased $1.7 million, or 25.7%, due in part to the anticipation of the Acquisition at December 31, 1997. Securities available for sale decreased $7.7 million, or 13.0%, primarily due to $21.2 million of maturities, calls and proceeds from sales, partially offset by $13.4 million of purchases. Total loans receivable, net, increased by $7.9 million, or 3.1%, from December 31, 1997, due primarily to payments and prepayments of loans (of approximately $53.0 million) and loan sales of $3.8 million, which payments, prepayments and sales were offset in part by originations of $27.8 million of first mortgage loans secured primarily by one-to-four family residences, purchases of $20.3 million of first mortgage loans secured primarily by multi-family residences and originations of $11.4 million of second mortgage loans. Deposits increased $5.0 million, or 2.1%, from $240.6 million at December 31, 1997 to $245.7 million at September 30, 1998, reflecting increases primarily in certificates of deposit. This increase was due primarily to offering competitive interest rates on certain deposit products. Other borrowings, primarily FHLB advances, decreased by $2.8 million to $37.1 million at September 30, 1998 from $39.9 million at December 31, 1997, primarily due to the repayment of short term advances with excess cash available from the Acquisition of Valley Financial. Total stockholders' equity decreased $682,000, from $50.4 million at December 31, 1997 to $49.7 million at September 30, 1998. See "Capital".

CAPITAL

The Company's total stockholders' equity decreased by $682,000 to $49.7 million at September 30, 1998 from $50.4 million at December 31, 1997, primarily due to stock repurchases and dividends declared, which were offset in part by earnings. The changes in stockholders' equity were also due to an increase in the unrealized gain on securities available for sale by $17,000 to $371,000 at September 30, 1998 from $355,000 at December 31, 1997. The unearned shares from the Employee Stock Ownership Plan (the "ESOP") decreased by $149,000 to $1,061,000 at September 30, 1998 from $1,210,000 at December 31, 1997, due to the release of shares by the ESOP to employees of the Bank.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 1998, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 1998 are as follows:

                        Amount   Percentage of Assets
                       --------  ---------------------
                           (dollars in thousands)
Tangible capital:
 Capital level          $38,036        11.68%
 Less Requirement         4,886         1.50%
                        -------        -----
 Excess                 $33,150        10.18%
                        =======        =====
Core capital:
 Capital level          $38,036        11.68%
 Less Requirement        13,028         4.00%
                        -------        -----
 Excess                 $25,008         7.68%
                        =======        =====
Risk-based capital:
 Capital level          $40,309        23.59%
 Less Requirement        13,668         8.00%
                        -------        -----
 Excess                 $26,641        15.59%
                        =======        =====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including principal and interest payment on loans), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including maturities and calls of securities and other investments). During the first nine months of 1998 and 1997, principal payments and repayments on loans totalled $53.3 million and $26.4 million, respectively. The increase in loan payments and repayments is due to the current interest rate environment and the Acquisition of Valley Financial. The net increases in deposits during the first nine months of 1998 and 1997 totalled

$5.3 million and $9.5 million, respectively. The proceeds from borrowed funds during the first nine months of 1998 and 1997 totalled $14.8 million and $16.3 million, respectively. During the first nine months of 1998 and 1997, the proceeds from the maturities, calls and sales of securities totalled $23.9 million and $7.4 million, respectively. The increase in proceeds from securities is due in part to the Acquisition of Valley Financial and the calls of certain investments due to the current interest rate environment. Cash provided from operating activities during the first nine months of 1998 and 1997 totalled $4.6 million and $3.2 million, respectively, of which $3.3 million and $2.8 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, repayment of borrowed funds and other financing activities. During the first nine months of 1998 and 1997, the Company's gross purchases and origination of loans totalled $66.1 million and $42.8 million, respectively. The increase in purchase and origination of loans is due to the current interest rate environment and the Acquisition of Valley Financial. The repayment of borrowed funds during the first nine months of 1998 and 1997 totalled $6.3 million and $13.0 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter of not less than four percent of either (1) the liquidity base at the end of the preceding quarter, or (2) the average daily balance of the liquidity base during the preceding quarter equal to a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10%, depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At September 30, 1998, the Bank's liquidity position was $37.5 million, or 14.65%, of liquid assets, compared to $14.0 million, or 9.28%, at December 31, 1997. The increase in the Bank's liquidity position was due primarily to the Acquisition of Valley Financial on the close of business as of January 30, 1998.

Stockholders' equity totaled $49.7 million at September 30, 1998 compared to $50.4 million at December 31, 1997, reflecting the Company's earnings for the quarter, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the net unrealized gains on securities, net of taxes.

On July 6, 1998, the Company paid a quarterly cash dividend equal to $0.08 per share on common stock outstanding as of the close of business on June 16, 1998, aggregating $253,000. On August 28, 1998, the Company declared a quarterly cash dividend of $0.08 per share payable on October 5, 1998 to shareholders of record as of the close of business on September 15, 1998, aggregating $248,000.

RESULTS OF OPERATIONS

The pro forma statements of income for the three and nine months ended September 30, 1998 and 1997 were used for comparison purposes in order to more clearly present the changes in the results of operations.

Interest Income. Interest income decreased by $41,000 to $6.045 million for the three months ended September 30, 1998 compared to $6.086 million for the three months ended September 30, 1997. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets from 7.74% for the three months ended September 30, 1997 to 7.66% for the three months ended September 30, 1998. The average yields on interest bearing assets declined due to a general decrease in the market interest rates. The impact of the decrease in average yields was offset in part by an increase in the average balance of interest bearing assets. The average balance of interest bearing assets increased $1.3 million (primarily first mortgage and consumer loans) to $315.3 million for the three months ended September 30, 1998 from $314.0 million for the comparable 1997 period. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured primarily by multi-family residences, which were offset, in part, by payments
and prepayments on such loans.  See "Financial Condition."   The impact of the
increase in the average balances of loans was offset in part by a decrease in the average balance of securities available for sale. The decrease in the average balance of securities available for sale was due to sales, calls and maturities, which were offset, in part, by purchases of lower yielding available for sale securities.

Interest income increased by $429,000 to $18.2 million for the nine months ended September 30, 1998 compared to $17.8 million for the nine months ended September 30, 1997. The increase in interest income was primarily due to a $8.6 million increase in the average balance of interest earning assets (primarily first mortgage and consumer loans) to $315.3 million for the nine months ended September 30, 1998 from $306.7 million for the comparable 1997 period. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured by multi-family residences, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of loans was offset in part by a decrease in the average yield on interest earning assets and a decrease in the average balance of securities available for sale. The average yield on interest earning assets decreased to 7.69% for the nine months ended September 30, 1998 from 7.72% for the nine months ended September 30, 1997, primarily due to a general decrease in market interest rates. The decrease in the average balance of securities available for sale was due to sale, calls and maturities, which were offset, in part, by purchases.

Interest Expense. Interest expense decreased by $97,000 to $3.3 million for the three months ended September 30, 1998 compared to $3.4 million for the three months ended September 30, 1997. The decrease in interest expense was primarily due to a $2.9 million decrease in the average balance of borrowed funds and a decline in the average cost of borrowed funds to 5.68% for the three months ended September 30, 1998 from 5.95% for the three months ended September 30, 1997. The decrease in the average balance of borrowed funds was due to the repayment of short term advances with excess cash available from the Acquisition of Valley Financial. The decrease in the average cost of borrowed funds is primarily due to a general decrease in market interest rates. The impact of these decreases were offset in part by increases in the average balances of NOW, money market and certificate of deposit accounts. The increase in such deposit accounts are due to marketing of the Company's checking accounts, offering competitive rates on the certificate of deposit and money market accounts and a NOW account opened for a certain governmental entity. The average cost of interest bearing liabilities decreased from 4.91% for the three months ended September 30, 1997 to 4.83% for the three months ended September 30, 1998.

Interest expense increased by $104,000 to $9.9 million for the nine months ended September 30, 1998 compared to $9.8 million for the nine months ended September 30, 1997. The increase in interest expense was primarily due to a $5.5 million increase in the average balance of interest bearing deposits (primarily NOW accounts, money market accounts and certificates of deposit), partially offset by a decrease in borrowed funds, to $273.0 million for the nine months ended September 30, 1998 from $267.5 million for the comparable 1997 period. The increase in such deposit accounts are due to marketing of the Company's checking accounts, offering competitive rates on the certificate of deposit and money market accounts and a $4.4 million money market account opened for a certain governmental entity. The decrease in borrowed funds was due to the repayment of short term advances with excess cash available from the Acquisition of Valley Financial. The impact of the increase in the average balances of NOW accounts, money market accounts and certificates of deposit was offset in part by a decrease in the average cost of interest bearing liabilities. The decrease in the average cost of interest bearing liabilities is primarily due to a general decrease in market interest rates. The average cost of interest bearing liabilities decreased from 4.90% for the nine months ended September 30, 1997 to 4.86% for the nine months ended September 30, 1998.

Net Interest Income. Net interest income before the provision for loan losses increased by $56,000 to $2.727 million for the three months ended September 30, 1998 from $2.671 million for the three months ended September 30, 1997. The increase is primarily due to the increase in the excess of average interest earning assets over the average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) remained the same at 2.83% for the three months ended September
30, 1998 and 1997.

Net interest income before the provision for loan losses increased by $325,000 to $8.3 million for the nine months ended September 30, 1998 from $7.9 million for the nine months ended September 30, 1997. The increase is primarily due to the increase in the excess of average interest earning assets over the average interest bearing liabilities and an increase in the interest rate spread. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased slightly from 2.82% for the nine months ended September 30, 1997 to 2.83% for the nine months ended September 30, 1998.

The following table sets forth certain information relating to the Company's pro forma average balance sheets and reflects the pro forma average yield on assets and pro forma average cost of liabilities for the three and nine month periods ended September 30, 1998 and 1997.

                                                              For Three Months Ended September 30,
                                               ------------------------------------------------------------------
                                                              1998                             1997
                                               -------------------------------   --------------------------------
                                                Average               Average     Average               Average
                                                Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                               ---------  --------  -----------  ---------  --------  -----------
                                                                    (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans..................................... $255,838   $ 5,212        8.15%   $239,737   $ 4,978        8.31%
     Securities available for sale.............   52,730       755        5.68      67,202     1,013        5.98
     Interest bearing cash.....................    6,716        78        4.58       7,066        95        5.32
                                                --------   -------      ------    --------   -------      ------
       Total interest-earning assets...........  315,284   $ 6,045        7.66%    314,005   $ 6,086        7.74%
                                                           -------      ------               -------      ------
   Noninterest-earning assets..................   17,624                            18,403
                                                --------                          --------
       Total assets............................ $332,908                          $332,408
                                                ========                          ========

Liabilities and Equity:
   Interest-bearing liabilities:
     NOW and money market savings.............. $ 46,001   $   360        3.10%   $ 44,778   $   361        3.20%
     Passbook savings..........................   26,474       156        2.33      26,488       164        2.45
     Certificates of deposit...................  166,180     2,315        5.53     164,196     2,287        5.52
     Borrowed funds............................   33,588       487        5.68      39,668       603        5.95
                                                --------   -------      ------    --------   -------      ------
   Total interest-bearing liabilities..........  272,243   $ 3,318        4.83%    275,130   $ 3,415        4.91%
                                                           -------      ------               -------      ------
   Noninterest-bearing liabilities.............   11,151                             8,414
                                                --------                          --------
       Total liabilities.......................  283,394                           283,544
   Equity......................................   49,514                            48,864
                                                --------                          --------
       Total liabilities and equity............ $332,908                          $332,408
                                                ========                          ========
Net interest income............................            $ 2,727                           $ 2,671
                                                           =======                           =======
Net interest rate spread.......................                           2.83%                             2.83%
                                                                        ======                            ======
Net interest margin............................                           3.46%                             3.40%
                                                                        ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities........                         115.81%                           114.13%
                                                                        ======                            ======

                                                               For Nine Months Ended September 30,
                                               ------------------------------------------------------------------
                                                              1998                             1997
                                               -------------------------------   --------------------------------
                                                Average               Average     Average               Average
                                                Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                               ---------  --------  -----------  ---------  --------  -----------
                                                                    (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans..................................... $252,713   $15,523        8.19%   $235,741   $14,622        8.27%
     Securities available for sale.............   55,184     2,391        5.79      65,995     2,937        5.95
     Interest bearing cash.....................    7,399       268        4.84       4,968       195        5.23
                                                --------   -------      ------    --------   -------      ------
       Total interest-earning assets...........  315,296   $18,182        7.69%    306,704   $17,754        7.72%
                                                           -------      ------               -------      ------
   Noninterest-earning assets..................   17,444                            18,371
                                                --------                          --------
       Total assets............................ $332,740                          $325,075
                                                ========                          ========
Liabilities and Equity:
   Interest-bearing liabilities:
     NOW and money market savings.............. $ 47,012   $ 1,088        3.12%   $ 41,523   $   964        3.11%
     Passbook savings..........................   26,412       466        2.36      26,552       488        2.46
     Certificates of deposit...................  164,489     6,865        5.56     161,200     6,673        5.53
     Borrowed funds............................   35,048     1,512        5.77      38,230     1,703        5.87
                                                --------   -------      ------    --------   -------      ------
   Total interest-bearing liabilities..........  272,961   $ 9,931        4.86%    267,505   $ 9,828        4.90%
                                                           -------      ------               -------      ------
   Noninterest-bearing liabilities.............    9,343                             8,442
                                                --------                          --------
       Total liabilities.......................  282,304                           275,947
   Equity......................................   50,436                            49,128
                                                --------                          --------
       Total liabilities and equity............ $332,740                          $325,075
                                                ========                          ========
Net interest income............................            $ 8,251                           $ 7,926
                                                           =======                           =======
Net interest rate spread.......................                           2.83%                             2.82%
                                                                        ======                            ======
Net interest margin............................                           3.49%                             3.45%
                                                                        ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities........                         115.51%                           114.65%
                                                                        ======                            ======

Provision for Loan Losses. The Company's provision for loan losses was $60,000 for the three months ended September 30, 1998 and 1997. The Company's provision for loan losses was $180,000 for the nine months ended September 30, 1998 and $80,000 for the nine months ended September 30, 1997. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $13,000 for the nine months ended September 30, 1998 as compared to net charge offs of $75,000 for the nine months ended September 30, 1997. The resulting allowance for loan losses was $2.7 million at September 30, 1998 as compared to $2.5 million at December 31, 1997 and $2.5 million at September 30, 1997. The level of nonperforming loans increased to $542,000 at September 30, 1998 from $296,000 at December 31, 1997 and from $319,000 at September 30, 1997. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $216,000 to $1.0 million for the three months ended September 30, 1998 from $814,000 for the three months ended September 30, 1997. The increase is due to increases in fees and service charges, abstract fees and other income. Abstract fees increased $75,000 due to increased sales volume, which is in part attributable to an improved housing market and the current level of interest rates. Other fees and service charges increased $35,000, primarily due to increases in overdraft fees and loan prepayment fees. Other income increased $118,000, primarily due to increases in insurance sales, income from the sale of loans and rental income from the Bank's investment in the Northridge Apartments Limited Partnership, which owns and operates a 44-unit apartment complex in Fort Dodge, Iowa, offset by decreases in annuity sales. Noninterest income for the three months ended September 30, 1998 reflects losses on sales of securities available for sale of $(3,000), while the three months ended September 30, 1997 reflects gains on sales of securities available for sale of $9,000.

Total noninterest income increased by $568,000 to $2.8 million for the nine months ended September 30, 1998 from $2.3 million for the nine months ended September 30, 1997. The increase is due to increases in all categories of noninterest income. Abstract fees increased $275,000 due to increased sales volume, which is in part attributable to an improved housing market and the current level of interest rates. Other fees and service charges increased $104,000, primarily due to increases in overdraft fees and loan prepayment fees. Other income increased $148,000, primarily due to increases in insurance sales and rental income from the Bank's investment in the Northridge Apartments Limited Partnership, which owns and operates a 44-unit apartment complex in Fort Dodge, Iowa, offset by decreases in annuity sales. Noninterest income for the nine months ended September 30, 1998 reflects gains on sales of securities available for sale of $51,000, while the nine months ended September 30, 1997 reflects gains on sales of securities available for sale of $9,000.

Noninterest Expense. Total noninterest expense increased by $179,000 to $2.0 million for the three months ended September 30, 1998 from $1.8 million for the three months ended September 30, 1997. The increase is primarily due to increases in premisses and equipment and data processing. The increases in premises and equipment and data processing expenses were due to one time costs incurred as a result of the data processing conversion of Valley Savings and normal cost increases. The Company's efficiency ratio for the three months ended September 30, 1998 and 1997 were 53.32% and 52.73%, respectively. The Company's ratio of noninterest expense to average assets for the three moths ended September 30, 1998 and 1997 were 2.39% and 2.21%, respectively.

Total noninterest expense increased by $510,000 to $5.9 million for the nine months ended September 30, 1998 from $5.4 million for the nine months ended September 30, 1997. The increase is primarily due to increases in salaries and employee benefits, premises and equipment and data processing. The increase in salaries and benefits was primarily a result of the increased costs associated with the ESOP, normal salary increases, increased number of employees and one time costs associated with the acquisition of Valley Financial. The increase in premises and equipment and data processing expenses were due to one time costs incurred as a result of the data processing conversion of Valley Savings and normal cost increases. The Company's efficiency ratio for the nine months ended September 30, 1998 and 1997 were 53.39% and 53.06%, respectively. The Company's ratio of noninterest expense to average assets for the nine months ended September 30, 1998 and 1997 were 2.37% and 2.22%, respectively.

Income Taxes. Income taxes increased by $24,000 to $606,000 for the three months ended September 30, 1998 as compared to $582,000 for the three months ended September 30, 1997. The increase was primarily due to an increase in pre-tax earnings during the 1998 period as compared to the corresponding 1997 period.

Income taxes increased by $126,000 to $1.8 million for the nine months ended September 30, 1998 as compared to $1.7 million for the nine months ended September 30, 1997. The increase was primarily due to an increase in pre-tax earnings during the 1998 period as compared to the corresponding 1997 period.

Net Income. Net income totaled $1.1 million for the three months ended September 30, 1998, compared to $1.0 million for the same period in 1997.

Net income totaled $3.2 million for the nine months ended September 30, 1998, compared to $3.0 million for the same period in 1997.

Year 2000 Compliance. The Year 2000 "Y2K" issue is a serious operational problem that is widespread and complex, affecting all industries. The problem consists essentially of the risk that programming code in existing computer systems will fail to properly recognize the new millennium when it occurs in the Year 2000. Many computer programs and related hard-printed memory circuits were developed with six-digit date fields. These programs and memory circuits were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Because banks rely heavily on their computer systems, the Federal Financial Institutions Examination council ("FFIEC") has placed significant emphasis on the problems surrounding the year 2000 issues and has required financial institutions to document the assessment, testing and corrections made to ready their computer systems and programs for the year 2000 date change. The FFIEC and the OTS have strict regulations, guidelines and milestones in place that each FDIC insured financial institution must follow in order to remain operational. The Company's board of directors has remained informed of the Company's position and progress in its year 2000 project.

In addition, noninformation technology systems, such as equipment like telephones, copies and elevators may also contain embedded technology which controls its operation and which may be effected by the Y2K problem. When the Year 2000 arrives, systems, including some of those with embedded chips, may not work properly because of the way they store date information. They may not be able to deal with the date 01/01/00, and may not be able to deal with operational 'cycles' such as 'do X every 100 days'. Thus, even noninformation technology systems may affect the normal operations of the Company upon arrival of the Year 2000.

In order to address the Y2K issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Y2K Problem, assess its potential impact on the operations of the Company, monitor the progress of FIserv, Inc. of Milwaukee ("FIserv") and other third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for all critical systems. An internal committee of the Company, comprised of three officers, has been formed to address the potential risks that Y2K poses for the Company. The Company's Y2K committee has completed the awareness, inventory and assessment phases of Y2K. The testing of the Company's internal computer system and software should be completed by the end of the first quarter of 1999. The Company's most critical exposure to Y2K system problems is with its data processing provider, FIserv. FIserv plans to have all its systems Y2K compliant by December, 1998. During the fourth quarter of 1998 and the first quarter of 1999, the Company intends to complete the testing phase of Y2K. Management anticipates that the enhancements necessary to prepare it's mission critical systems for the Y2K will be completed during the second quarter of 1999. Although the effort to prepare for Y2K is intended to address all Y2K issues, the Company's has developed a contingency plan to address potential Y2K issues that arise from noncompliance.

The Company anticipates that it has and will incur internal staff costs, consulting costs, data processing costs, additional purchase of equipment and other expenses related to the enhancements necessary to prepare its systems for Y2K. The Company has replaced some equipment, software and incurred consulting fees at a cost of approximately $40,000. Management anticipates the additional costs associated with Year 2000 compliance will not exceed $100,000.

In addition to expenses related to its own computer systems, the Company is aware of potential Y2K risks to third parties, including suppliers and creditors (and to the extent appropriate, depositors and borrowers) and the possible adverse impact on the Company resulting from failures by these parties to adequately address the Y2K problem. The Company could incur losses if loan payments are delayed due to Y2K problems affecting large employers in the Company's market area. No assurances can be given by the Company as to the adequacy of such plans or to the timeliness of their implementation.

The costs of the project and the date on which the Company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate all Y2K affected areas and similar uncertainties. The Company has developed a contingency plan which would be implemented in the unlikely event that the Company is not Y2K compliant.

FIserv has responded to the Company that renovation of its program is virtually complete. The Company is scheduled to test the FIserv program with the Company's applications in November, 1998. All transactions are to be tested using the Company's data and procedures and any additional corrections are to be made on or before December 31, 1998. FIserv has reported that the progress of the update is on schedule. In the event that FIserv is unable to make the necessary corrections to its programs to accommodate the Year 2000, the Company will convert its data to one of the other FIserv programs that is able to operate in the 2000 environment.

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

     (a)  Exhibits

Exhibit 27. Financial data schedule. (Only submitted with filing in electronic format.)

Exhibit 99.1 Press Release, dated August 6, 1998 (regarding the completion of a stock repurchase program).

Exhibit 99.2 Press Release, dated August 31, 1998 (regarding the declaration of a dividend).

Exhibit 99.3 Press Release, dated October 20, 1998 (regarding the issuance of limited financial information for the three and nine months ended September 30,
1998).

 (b) Reports of Form 8-K

 None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   NORTH CENTRAL BANCSHARES, INC.

DATE: November 13, 1998            BY: /s/ David M. Bradley



                                           David M. Bradley, CPA
                                           Chairman, President and
                                           Chief Executive Officer

DATE: November 13, 1998            BY: /s/ John L. Pierschbacher



                                           John L. Pierschbacher, CPA
                                           Principal Financial Officer