Form 10-K405
period 1998-12-31
NORTH CENTRAL BANCSHARES INC
filed 1999-03-31
CIK 1005188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
     to                                                   -------------
       -------------
                                     0-27672
                            (Commission File Number)

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     Iowa                               421449849
        (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)            Identification Number)


    c/o First Federal Savings Bank of Iowa
     825 Central Avenue, Fort Dodge, Iowa                 50501
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

     As of March 19,1999, there were issued and outstanding 2,957,242 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 1, 1999 was $44,144,265.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of
     Part III hereof.

                                     PART I

ITEM 1.           BUSINESS

General

         North Central Bancshares, Inc. (the "Holding Company"), an Iowa corporation, is the holding company for First Federal Savings Bank of Iowa (the "Bank"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company." The Holding Company was organized on December 5, 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in connection with the conversion and reorganization of the Bank and North Central Bancshares, M.H.C. (the "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Conversion"). On March 20, 1996, upon completion of the Conversion, the Holding Company issued an aggregate of 4,011,057 shares of its Common Stock, par value $0.01 per share, of which 1,385,590 shares were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were cancelled, and 2,625,467 shares of which were sold in Subscription and Community Offerings at a price of $10.00 per share, with gross proceeds amounting to $26,254,670. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank.

         The Holding Company's executive offices are located at the home office of the Company at 825 Central Avenue, Fort Dodge, Iowa. The Holding Company's telephone number is (515) 576-7531.

First Federal Savings Bank of Iowa

         The Bank is a federally chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and six branch offices located in Iowa. Three of the Bank's branches are located in north central Iowa, in the cities of Fort Dodge, Nevada and Ames. On January 30, 1998, the Bank completed the acquisition of Valley Financial Corp., an Iowa corporation, and the holding company for Valley Savings Bank, FSB (the "Acquisition"). See "Acquisition of Valley Financial Corp." As a result of the Acquisition, the Bank also has three branches in southeastern Iowa, in the cities of Burlington and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was chartered originally in 1954, and on May 7, 1987 became a federally chartered savings bank. The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market areas, and investing such deposits in one-to-four family residential real estate mortgages and multifamily mortgages and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. The Bank's deposits are insured by the FDIC under the SAIF. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1954. At December 31, 1998, the Bank had total assets of $336.7 million, total deposits of $246.7 million, and total shareholders' equity of $48.2 million.

         The Bank's principal executive office is located at 825 Central Avenue, Fort Dodge, Iowa and its telephone number at that address is (515) 576-7531.

Acquisition of Valley Financial Corp.

         As of the close of business on January 30, 1998, the Bank completed the Acquisition of Valley Financial Corp., ("Valley Financial"), pursuant to an Agreement and Plan of Merger, dated as of September 18, 1997, (the "Merger Agreement"). The Acquisition resulted in the merger of Valley Financial's wholly owned subsidiary, Valley Savings Bank, FSB ("Valley Savings") with and into the Bank, with the Bank as the resulting financial institution (the "Bank Merger"). Valley Savings, formerly headquartered in Burlington, Iowa was a federally-chartered stock savings bank with three branch offices located in southeastern Iowa. The former offices of Valley Savings are being operated as a division of the Bank.

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

         The unemployment rate for Webster County as of December 1998 was 2.3%, compared to the national rate of 4.3% and the State of Iowa rate of 2.7%. The unemployment rate for Story County was 2.0%, for Des Moines County was 2.8% and Henry County was 3.2%.

         The Nevada, Iowa and Ames, Iowa markets have been a source of loan and depositor growth for the Company in recent periods, and the Company expects to continue to pursue lending and deposit growth opportunities in these markets, as well as the markets in Burlington and Mount Pleasant, Iowa. However, due to the loan demand in the Company's overall market area, increased competition, and the Company's decision to diversify its loan portfolio, the Company has originated and purchased loans (primarily multifamily loans) from out of state. The Company intends to continue such originations and purchases pursuant to its underwriting standards for Company-originated loans.

         The Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, other savings associations, and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Company expects continued strong competition in the foreseeable future. Many such institutions have greater financial and marketing resources available to them than does the Company. The Company competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial products. In recent years, additional strong competition has come from stock and bond dealers and brokers and, in particular, mutual funds. The Company competes for real estate loans primarily through the interest rates and loan fees it charges and advertising, as well as by offering high levels of personal service.

Lending Activities

         Loan Portfolio Composition. The principal components of the Company's loan portfolio are fixed- and adjustable-rate first mortgage loans secured by one-to-four family owner-occupied residential real estate, fixed-and adjustable-rate first mortgage loans secured by multifamily residential real estate and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. At December 31, 1998, the Company's loans receivable totalled $259.4 million, of which $149.0 million, or 57.5%, were one-to-four family residential real estate first mortgage loans, and $76.3 million, or 29.4%, were other first mortgage loans, primarily multifamily and commercial real estate loans purchased by the Company. Consumer loans, consisting primarily of automobile loans and second mortgage loans, totalled $34.1 million, or 13.1%, of the Company's loan portfolio.

         Savings associations, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. For the year ended December 31, 1998, it was the Company's policy to limit loans to one borrower to $2.5 million. At December 31, 1998, the Company's largest aggregate outstanding loan to one borrower was $2.5 million and the second largest borrower had an aggregate balance of $2.1 million, both of which were first mortgage multifamily residential real estate loans and both were performing as of that date.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated:

                                                                                          At December 31,
                                         1998              1997               1996               1995               1994
                                  -----------------  -----------------  -----------------  -----------------  -----------------
                                           Percent            Percent            Percent            Percent            Percent
                                   Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total
                                   ------  --------   ------  --------   ------  --------   ------  --------   ------  --------
                                                                      (Dollars in thousands)
First mortgage loans:
   One-to-four family
    residential(1).............   $148,992  57.46%   $115,763   59.48%  $107,168   63.44%  $ 94,876   62.70%  $ 84,203   65.48%
   Multifamily.................     64,895   25.02     51,345   26.38     34,488   20.42     31,622   20.90     21,474   16.70
   Commercial..................     11,396    4.39      3,800    1.95      5,225    3.09      5,825    3.85      6,163    4.79
                                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total first mortgage loans    225,283   86.87    170,908   87.81    146,881   86.95    132,323   87.45%   111,840   86.97
                                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------

Consumer loans:
   Automobiles.................    $ 7,348    2.83%  $  4,696    2.41%  $  4,155    2.46%  $  2,967    1.96%  $  2,889    2.25%
   Second mortgage(2)..........     20,784    8.01     16,226    8.34     15,303    9.06     13,284    8.78     10,735    8.35
   Other(3)....................      5,946    2.29      2,796    1.44      2,582    1.53      2,736    1.81      3,127    2.43
                                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total consumer loans......     34,078   13.13     23,718   12.19     22,040   13.05     18,987   12.55     16,751   13.03
                                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
     Total loans receivable....   $259,361  100.00   $194,626  100.00   $168,921  100.00%  $151,310  100.00%  $128,591  100.00%

Less:
   Undisbursed portion of
     construction loans........    $ 2,025    0.78$       453    0.23%  $    371    0.22%  $    782    0.52%  $  1,048    0.81%
   Unearned loan discount......        312    0.12        424    0.22        525    0.31        682    0.45      1,013    0.79
   Net deferred loan
    origination fee                    316    0.12        349    0.18        241    0.14        238    0.16        203    0.16
   Allowance for loan losses...      2,676    1.03      2,151    1.11      1,953    1.16      1,736    1.14      1,543    1.20
                                  --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
      Total loans receivable, net $254,032   97.95%  $191,249   98.26%  $165,831   98.17%  $147,872   97.73%  $124,784   97.04%
                                  ========  ======   ========  ======   ========   =====   ========  ======   ========  ======

-----------------------
(1) Includes interest-only construction loans that convert to permanent loans.

(2) Second mortgage loans included $1.4 million, $1.1 million, $862,000, $724,000,and $403,000 (in actual dollars) of nonowner-occupied residential first mortgage loans at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

(3) Other consumer loans included $2.3 million, $269,000, $213,000, $299,000 and $499,000 (in actual dollars) of commercial mortgage loans at December 31, 1998, 1997, 1996, 1995 and 1994, respectively.

         Loan Maturity Schedule. The following table sets forth the maturity or period to repricing of the Company's loan portfolio at December 31, 1998. Overdraft lines of credit are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                At December 31, 1998
                                 ---------------------------------------------------------------------------------
                                 Within        1-3          3-5          5-10       10-20     Beyond 20
                                 1 Year       Years        Years        Years       Years       Years        Total
                                 ------       -----        -----        -----       -----     ---------      -----
                                                                   (In thousands)
First mortgage loans:
    One-to-four family
      residential(1)........     $29,084     $19,195      $36,173      $58,087     $ 5,867      $   585     $148,991
    Multifamily.............      22,127      22,680       11,305        6,165       2,618           --      64,895
    Commercial..............       1,849       5,804        1,841        1,902          --           --      11,396
Consumer loans (2)..........       5,562      10,200       17,117        1,179          20           --      34,078
                                 -------     -------      -------      -------     -------      -------     -------
      Total ................     $58,622     $57,879      $66,436      $67,333     $ 8,505      $   585     $259,360
                                 =======     =======      =======      =======     =======      =======     ========

------------------------
(1) One-to-four family loans include $102.9 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and are annually adjustable thereafter. $63.4 million of these loans with repricing periods greater than 5 years have been classified as fixed rate loans. $39.5 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.

(2)      Includes second mortgage loans of $20.8 million at December 31, 1998.


         The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 1998 due after December 31, 1999.

                                                                          Due After December 31, 1999
                                                                 Fixed            Adjustable             Total
                                                                 -----            ----------             -----
                                                                                (In thousands)
First mortgage loans:
     One-to-four family residential(1)...................      $ 81,150            $ 38,757             $119,907
     Multifamily.........................................         9,294              33,474               42,768
     Commercial..........................................         4,468               5,079                9,547
Consumer loans (2).......................................        28,004                 512               28,516
                                                               --------            --------             --------
       Total.............................................      $122,917            $ 77,821             $200,738
                                                               ========            ========             ========

------------------------

(1) One-to-four family loans include $98.9 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and are annually adjustable thereafter. $63.4 million of these loans with repricing periods greater than 5 years have been classified as fixed rate loans. $35.5 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.
(2)      Includes second mortgage loans of $19.0 million at December 31, 1998.

         One-to-Four Family Residential Real Estate Loans. Traditionally, the Company's primary lending activity consists of the origination of fixed- and adjustable-rate one-to-four family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company's market area. The Company also originates one-to-four family, interest only construction loans that convert to permanent loans after an initial construction period that generally does not exceed nine months. At December 1998, 54.9% of the Company's residential real estate loans had fixed rates, and 45.1% had adjustable rates.

         The Company originates loans for portfolio and sells loans in the secondary mortgage market. However, the Company's one-to-four family, fixed-rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Federal

Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market. The Bank has sold fixed-rate loans with maturities equal to or in excess of 15 years in the secondary mortgage market. For the year ended December 31, 1998, the Bank sold $4.5 million of mortgage loans consisting of seventy one-to-four family residential mortgage loans. One-to-four family loans are underwritten and originated according to policies approved by the Board of Directors. First Iowa Mortgage, Inc., the Bank's wholly owned mortgage banking subsidiary, sold $23.5 million of mortgage loans consisting of two hundred seventy nine one-to-four family residential mortgage loans.

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

         The Company's adjustable rate mortgage loans, or "ARM loans", are generally originated for terms of up to 30 years, with interest rates that adjust annually. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. Currently, the Company offers ARM loans with annual rate caps of 1.5% and maximum life-of-loan caps of 11.95%. Prior to 1995, the Company's ARM loans originated for retention in its portfolio generally were based on the 11th District Cost of Funds Index, a lagging market index. At present, the interest rate on its ARM loans is calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year. The Company currently offers one-year ARM loans with initially discounted rates, often known as "teaser rates." The Company determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated, rather than the introductory or "teaser" rate or the maximum life-of-the rate to which the loan could adjust. In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One-to- four family residential ARM loans totalled $67.2 million, or 26.5%, of the Company's total net loan portfolio at December 31, 1998.

         The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company's credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk. See Item 7A. "Discussion of Market Risk-- Interest Rate Sensitivity Analysis".

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

         Multifamily Residential and Commercial Real Estate Loans. The Company's loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $76.3 million, or 30.0%, of the Company's total net loan portfolio at December 31, 1998. Of such loans, $70.0 million, or 91.7%, were purchased or originated by the Company and were secured by properties outside the State of Iowa (the "out of state" properties). There was one commercial real estate loan more than 90 days past due at December 31, 1998. This loan was repaid in full subsequent to year end. These loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings. Multifamily residential real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed rate loans generally amortize over 15 to 30 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to fifteen years. Such loans are priced as five to fifteen year loans with maximum loan-to-value ratios of 80%. See " -- Purchased or Out of State Originated Loans".

         All purchased or out of state originated loans in excess of $200,000 are approved by the Chief Executive Officer, Chief Operating Officer and the Board of Directors and are subject to the same underwriting standards as for loans originated by the Company. All purchased or out of state originated loans less than $200,000 are approved by the Chief Executive Officer and Chief Operating Officer and ratified by the Board of Directors and are subject to the same underwriting standards as loans originated by the Company. Before a loan is purchased, the Company obtains a copy of the original loan application, certified rent rolls, the original title insurance policy and personal financial statements of any guarantors of the loan. An executive officer or director of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. Generally, the originating financial institution or mortgage banker continues to service the loans, remitting principal and interest to the Company. The Company generally imposes a $2.5 million limit on the aggregate size of multifamily and commercial loans to any one borrower. Any exceptions to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Company's legal lending limit. See "Regulation -- Regulation of Federal Savings Associations -- Loans to One Borrower".

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

         Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which primarily include second mortgage loans. As of December 31, 1998, second mortgage loans totalled $20.8 million, or 8.0%, of the Company's net total loan portfolio. The Company's second mortgage loans have fixed interest rates and are generally for terms of 3 to 5 years. The Company's second mortgage loans are secured by the borrower's principal residence generally with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 80%. The average principal amount of the Company's second mortgage loans is approximately $12,000.

         To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally on a 80% loan-to-value basis for new cars. All of the Company's automobile loans were originated by the Company and generally, have terms of up to five years.

         In addition, the Company also makes other types of consumer loans, primarily unsecured signature loans for various purposes. The minimum loan amount for such loans is $1,000, the maximum loan amount for such loans is $7,500, and the average balance of such loans is approximately $1,800.

         The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans may be unsecured and are originated for any business purpose, such as for the purchase of computers and business equipment. The maximum loan amount for such unsecured loans is $7,500.

         The Company's business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company generally expects consumer loan demand will come from its mortgage loan customers. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 1998, $189,000, or 0.55%, of the Company's consumer loan portfolio was on non-accrual status.

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to collateralize the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company's written loan policies, all first mortgage loans originated prior to 1998 were approved by the Chief Executive Officer. Beginning in 1998, senior management approve all first mortgage loans greater than $150,000. All first mortgage loans less than $150,000 are approved by two loan officers. The Loan Committee of the Board of Directors meets monthly to review a sampling of all loans originated in the month.

         After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. An abstract of title along with an attorney's title opinion is required on all first mortgage loans secured by real property in Iowa. At December 31, 1998, the Company had outstanding commitments to originate $855,000 of loans. This amount does not include commitments to purchase loans, the undisbursed overdraft loan privileges or the unfunded portion of loans in process.

         Purchased or Out of State Originated Loans. The Company's loan portfolio contains $78.8 million of loans secured by out of state properties. These loans represented 30.4% of the Company's total loan portfolio at December 31, 1998. Substantially all of the multifamily residential and commercial real estate loans in the Company's loan portfolio are purchased or originated out of state by the Company without recourse to the seller. At December 31, 1998, approximately $11.2 million of these purchased loans represented loans secured by real estate in the West Coast states of California, Oregon and Washington. At that date, the Company's investment in properties located in California totalled $5.6 million and was distributed among two dozen cities. Most of these loans were originated from 1973 through 1987 and were purchased by the Company between 1982 and 1988 generally under a 75% loan-to-value guideline. The Company's loans in California were purchased prior to December 31, 1988. Concentrations of California real estate loans exist in three areas, Los Angeles, Lodi/Stockton and San Diego. The downturn in California real estate markets has not adversely impacted the Company. The Company's investment in properties located in Wisconsin totalled $34.6 million and was primarily distributed between the Milwaukee and Madison areas. These loans were originated between 1985 and 1998 and were purchased by the Company between 1991 and 1998. The Company's investment in properties in Colorado totalled $19.3 million and was primarily distributed between the Colorado Springs and Denver areas. The remainder of the Company's purchased or out of state originated loans are distributed in various states. At December 31, 1998, the Company's multifamily residential and commercial real estate loans had an average balance of $380,000 and the largest loan had a principal balance of $2.5 million. As of December 31, 1998 there was one commercial real estate loan that was more than 90 days past due and was on a nonaccrual status. This loan was repaid in full subsequent to year end.

         To supplement its origination of one-to-four family first mortgage loans, the Company also purchases loans secured by one-to-four family residences out of state. At December 31, 1998, $8.5 million, or 3.3%, of the Company's total loan portfolio consisted of purchased one-to-four family loans, of which $2.8 million were secured by properties located in Missouri and $2.2 million were secured by properties in Wisconsin. As of December 31, 1998 there were no purchased one-to-four family first mortgage loans that were on a nonaccrual status.

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

         In an effort to reduce the risk of loss on out of state purchased loans, the Company only purchases loans that meet the underwriting policies for loans originated by the Company although specific rates and terms may differ from the rates and terms offered by the Company. The Company also requires appropriate documentation, and personal inspections of the underlying real estate collateral by an executive officer or director prior to purchase. The servicers of the loans generally conduct annual inspections of the underlying real estate collateral and copies of the reports of such inspections are generally provided to the Company.

         Set forth below is a table of the Company's purchased or out of state originated loans by state of origin (including multifamily residential, commercial real estate and one-to-four family first mortgage loans) as of December 31, 1998.


                                          Balance as of
      State                             December 31, 1998
      -----                             -----------------
                                          (In thousands)
   Arizona                                       $1,052
   California                                     5,597
   Colorado                                      19,302
   Florida                                          301
   Georgia                                          138
   Indiana                                        1,590
   Kansas                                           843
   Minnesota                                        350
   Missouri                                       3,499
   Montana                                          169
   Nebraska                                         570
   Nevada                                           770
   New Mexico                                       111
   North Carolina                                   984
   North Dakota                                     117
   Ohio                                             668
   Oregon                                         3,493
   South Carolina                                   126
   Tennessee                                        249
   Texas                                            965
   Utah                                           1,124
   Washington                                     2,127
   Wisconsin                                     34,557
   Other                                            109
                                                -------
   Total                                        $78,811
                                                =======

         Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the periods indicated.

                                                                             For the Years Ended
                                                                                December 31,
                                                          --------------------------------------------------------
                                                             1998                   1997                  1996
                                                          -----------            -----------           -----------
                                                                               (In thousands)
Total loans receivable at beginning of period.........    $   194,626            $   168,921           $   151,310
                                                          -----------            -----------           -----------
Originations:
First mortgage loans:
   One-to-four family residential.....................         36,226                 25,001                24,178
   Multifamily........................................             --                     --                 3,410
   Commercial.........................................          1,100                     50                   235
Consumer loans:
   Automobile.........................................          6,349                  3,698                 3,962
   Second mortgage ...................................         14,493                  9,642                10,060
   Other .............................................          2,595                  1,591                 2,247
                                                          -----------            -----------           -----------
     Total originations:..............................         60,763                 39,982                44,092
   Effect of Valley Financial Acquisition.............         58,911                     --                    --
Loan Purchases:
   First mortgage-- one-to-four family................          3,159                     51                 3,133

   First mortgage-- multifamily.......................         21,315                 22,313                 4,813
Loan Sales:
   First mortgage-- one-to-four family................          4,517                    815                    --
   First mortgage-- multifamily.......................             --                     --                   380
   Consumer loan......................................             --                     --                    67
Transfer of mortgage loans to
   foreclosed real estate.............................            373                    175                   148
Repayments............................................         75,523                 35,651                33,832
                                                          -----------            -----------           -----------
Net loan activity.....................................         63,734                 25,705                17,611
                                                          -----------            -----------           -----------
     Total loans receivable at end of period..........    $   258,361            $   194,626           $   168,921
                                                          ===========            ===========           ===========

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment of the related loan. At December 31, 1998, the Company had $316,000 of deferred loan origination fees, net. Such fees vary with the type of loans and commitments made. The Company typically charges an origination fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges and late charges. The Company recognized fees and service charges of $1.2 million, $657,000 and $580,000 for the fiscal years ended December 31, 1998, 1997 and 1996 respectively.

Investment Activities

         At December 31, 1998, the Company's investment portfolio is comprised of United States Treasury securities, United States Government Agencies, Municipal Obligations, mortgage-backed securities, equity securities consisting of FHLMC preferred stocks, FNMA preferred stock, FHLB stock, other common and preferred stocks and interest-earning deposits. At December 31, 1998, $5.0 million, or 12.6%, of the Company's investment portfolio, excluding equity securities, was scheduled to mature in one year or less, and $16.8 million, or 41.8% was scheduled to mature within one to five years.

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

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                                                At December 31,
                                                     ----------------------------------------------------------------
                                                         1998                         1997                    1996
                                                     -----------                  -----------             -----------
                                                                                (In thousands)
Investment securities:
    U.S. Treasury  Notes........................     $     9,410                  $    11,046             $    16,518
    U.S. Government agencies....................          18,884                           --                      --
    Mortgage-backed securities..................           7,508                           --                      --
    State and Local Obligations.................           4,378                           --                      --
    FHLB stock..................................           2,379                        1,550                   1,374
    Equity securities...........................           7,323                        7,220                   8,711
                                                     -----------                  -----------             -----------
      Total investment securities...............          49,882                       19,816                  26,603
    Interest-earning deposits...................          13,201                        2,463                   2,973
                                                     -----------                  -----------             -----------
      Total investments.........................     $    63,083                  $    22,279             $    29,576
                                                     ===========                  ===========             ===========

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 1998.

                                                         At December 31, 1998
                             -----------------------------------------------------------------------------
                                  One Year or Less          One to Five Years         Over Five Years
                             -------------------------- ------------------------  ------------------------
                                           Annualized                Annualized                 Annualized
                                            Weighted                  Weighted                   Weighted
                               Carrying      Average     Carrying      Average     Carrying       Average
                                 Value        Yield        Value        Yield        Value         Yield
                               --------    ----------    ---------   -----------   ---------   -----------
                                                         (Dollars in thousands)
Investment securities:
   U.S. Treasury Notes.......   $ 5,045        5.92%       $ 3,843        5.34%     $   522         6.81%
   U.S. Government agencies(1)       --          --         10,488        5.95        8,396         6.30
   Mortgage-backed securities        --          --          1,673        5.93        5,834         6.10
   State and Local Obligations       --          --            802        4.01        3,576         4.49
   FHLB Stock................        --          --             --          --           --           --
   Common Stock. . . . . . .         --          --             --          --           --           --
   Preferred Stock-other . . .       --          --             --          --           --           --
   Preferred Stock-FNMA              --          --             --          --           --           --
   Preferred Stock-FHLMC.....        --          --             --          --           --           --
                                -------     -------        -------     -------      -------      -------
     Total...................   $ 5,045        5.92%       $16,806        5.73%     $18,328         5.90%
Interest-bearing deposits
   at the FHLB...............    13,201        4.42             --          --           --           --
                                -------     -------        -------     -------      -------      -------
     Total investments.......   $18,246        4.83%       $16,806         5.73%    $18,328         5.90%
                                =======     =======        =======     ========     =======      =======

                                            At December 31, 1998
                             -----------------------------------------------
                                                  Total
                             -----------------------------------------------
                                                                  Annualized
                                                        Average     Weighted
                              Carrying     Market       Life in      Average
                                Value       Value        Years        Yield
                             ----------   ---------     -------   ----------

Investment securities:
   U.S. Treasury Notes.......   $ 9,410     $ 9,410           1         5.73%
   U.S. Government agencies(1    18,884      18,884           4         6.11
   Mortgage-backed securities     7,508       7,508          10         6.06
   State and Local Obligation     4,378       4,378           9         4.40
   FHLB Stock................     2,379       2,379                     6.50
   Common Stock. . . . . . .        652         652                     2.33
   Preferred Stock-other . .        273         273                     7.01
   Preferred Stock-FNMA           5,402       5,402                     6.49
   Preferred Stock-FHLMC.....       996         996                     6.72
                                -------     -------                  -------
     Total...................   $49,882     $49,882                     5.91%
Interest-bearing deposits
   at the FHLB...............    13,201      13,201                     4.42
                                -------     -------                  -------
     Total investments.......   $63,084     $63,084                     5.59%
                                =======     =======                  =======

(1) Certain securities have call features which allows the issuer to call the security prior to maturity date.

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

         Deposits. During 1998, consumer and commercial deposits were attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, savings accounts, money market savings, certificates of deposit and individual retirement accounts. The Company also offers these products in its new market area which it now serves as a result of the Acquisition. See "Acquisition of Valley Financial Corp." Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company may pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. The Company has sought to decrease the risk associated with changes in interest rates by offering competitive rates on deposit accounts and by pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. The Company does not obtain funds through brokers through a solicitation of funds outside its market area, nor by offering negotiated rates on certificates of deposit in excess of $100,000.

         Deposit Portfolio. Deposits with the Company as of December 31, 1998, were represented by the various types of deposit programs described below.

   Weighted
    Average                                                                                            Percentage
   Interest                                 Checking and               Minimum                          of Total
     Rate       Original Term              Savings Deposits            Balance         Balances         Deposits
   --------     -------------              ----------------            -------         --------        ----------
                                                                                     (Dollars in
                                                                                      thousands)

   0.00%       None                   Noninterest-bearing demand       $     50        $  5,458            2.21%
   1.50        None                   NOW accounts                           50          30,909           12.53
   2.25        None                   Savings accounts                       25          26,099           10.58
   3.90        None                   Money Market savings                2,500          19,828            8.04

                                      Certificates of Deposit

   4.23        1-3 months             Fixed term, fixed rate           $  1,000        $    564            0.23
   4.55        4-6 months             Fixed term, fixed rate              1,000           4,727            1.92
   4.71        7-9 months             Fixed term, fixed rate              1,000           1,013            0.41
   5.38        10-12 months           Fixed term, fixed rate              1,000          18,092            7.33
   5.53        13-24 months           Fixed term, fixed rate              1,000          64,712           26.23
   5.64        25-36 months           Fixed term, fixed rate              1,000          23,623            9.58
   5.91        37-48 months           Fixed term, fixed rate              1,000           1,333            0.54
   6.24        49-60 months           Fixed term, fixed rate              1,000          49,365           20.01
   6.91        61 months or greater   Fixed term, fixed rate              1,000             745            0.30
   3.50        Various                Variable rate                         100             222            0.09
                                                                                       --------         -------
                                      Total certificates of deposit                    $246,690          100.00%
                                                                                       ========         =======

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

                                                    Increase      Increase                    Increase      Increase
                                        Balance    (Decrease)    (Decrease)      Balance     (Decrease)    (Decrease)      Balance
                                       12/31/98         %             $         12/31/97         %             $          12/31/96
                                  -------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Noninterest bearing demand........    $    5,458        73.55%   $    2,313    $    3,145         38.24%   $      870    $    2,275
NOW...............................        30,909       113.80        16,452        14,457         22.27         2,633        11,824
Savings account ..................        26,099        52.45         8,979        17,120         (3.58)         (636)       17,756
Money market savings..............        19,828       121.34        10,870         8,958         23.05         1,678         7,280
Certificates of deposit
  that mature:
    within 12 months..............        81,295        99.44        40,533        40,762         10.25         3,790        36,972
    within 12-36 months...........        64,962        53.20        22,558        42,404         33.24        10,578        31,826
    beyond 36 months..............        18,139        27.04         3,861        14,278        (34.47)       (7,511)       21,789
                                      ----------   ----------    ----------    ----------    ----------    ----------    ----------
       Total......................    $  246,690   $    74.80%   $  105,566    $  141,124          8.79%   $   11,402    $  129,722
                                      ==========   ==========    ==========    ==========    ==========    ==========    ==========

                                                      Increase      Increase                    Increase      Increase
                                          Balance    (Decrease)    (Decrease)      Balance     (Decrease)    (Decrease)    Balance
                                         12/31/96         %             $         12/31/95          %             $       12/31/94
                                       ---------------------------------------------------------------------------------------------

                                                                           (Dollars in thousands)
Noninterest bearing demand.............  $    2,275        0.04%   $        8    $    2,267          1.93%   $       43   $    2,224

NOW....................................      11,824        3.39           388        11,436          6.20           668       10,768

Passbook savings.......................      17,756       (5.85)       (1,104)       18,860        (14.17)       (3,114)      21,974

Money market savings...................       7,280       29.38         1,653         5,627        169.62         3,540        2,087

Certificates of deposit that mature:
    within 12 months...................      36,972       22.37         6,759        30,213        (21.32)       (8,185)      38,398

    within 12-36 months................      31,826       (6.77)       (2,311)       34,137         19.54         5,580       28,557

    beyond 36 months...................      21,789       (9.71)       (2,343)       24,132         19.58         3,951       20,181

                                         ----------  -----------   -----------   ----------    ----------    ----------   ----------

       Total...........................  $  129,722        2.41%   $    3,050    $  126,672          2.00%   $    2,483   $  124,189

                                         ==========  ==========    ==========    ==========    ==========    ==========   ==========


         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                                   At December 31,
                                         -------------------------------------------------------------------
                                            1998                         1997                       1996
                                         -----------                 -----------                 -----------
                                                                      (In thousands)
Rate
----
3.99% or less......................      $       232                 $        91                 $       140
4.00-5.99%.........................          110,152                      45,749                      45,481
6.00-7.99%.........................           53,829                      51,585                      44,913
8.00 or greater....................              183                          19                          53
                                         -----------                 -----------                 -----------
                                         $   164,396                 $    97,444                 $    90,587
                                         ===========                 ===========                 ===========

         The following table sets forth the amount and maturities of certificates of deposit at December 31, 1998.

                                                               Amount Due
                            ---------------------------------------------------------------------------------------
                             Less
                            Than 1       1-2         2-3          3-4           4-5         After 5
                             Year       Years       Years        Years         Years         Years          Total
                            ------      -----       -----        -----         -----        -------         -----
                                                             (In thousands)
Rate

3.99% or less...........    $   232   $     --    $      --     $     --     $     --      $    --        $      232
4.00-5.99%..............     57,320     37,218        6,462          297        8,849            6           110,152
6.00-7.99%..............     23,572     15,332        5,947        7,044        1,737           197           53,829
8.00% or greater........        173         --            --          10           --            --              183
                            -------   --------    ----------    --------     --------      --------       ----------
                            $81,297   $ 52,550    $   12,409    $  7,351     $ 10,586      $    203       $  164,396
                            =======   ========    ==========    ========     ========      ========       ==========

         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1998. This amount does not include savings accounts of greater than $100,000, which totalled approximately $1.4 million at December 31, 1998.

                                                            Certificates
                                                           of Deposit over
                 Remaining Maturity                            $100,000
                 ------------------                        ---------------
                                                            (In thousands)
Three months or less.................................         $   1,126
Three through six months.............................             1,837
Six through twelve months............................             1,935
Over twelve months...................................             5,001
                                                              ---------
  Total..............................................         $   9,899
                                                              =========

         The following table sets forth the savings activities of the Company for the periods indicated:

                                                                          Year Ended December 31,
                                                         -----------------------------------------------------
                                                           1998                    1997                 1996
                                                         ---------              ---------            ---------
                                                                              (In thousands)
Net increase (decrease) before interest
    credited and deposits acquired..................     $  (2,943)             $   6,132            $  (1,751)
Effect of Valley Financial Acquisition..............        99,269                     --                   --
Interest credited...................................         9,240                  5,270                4,801
                                                         ---------              ---------            ---------
    Net increase in deposits........................     $ 105,566              $  11,402            $   3,050
                                                         =========              =========            =========

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

         In conjunction with the Bank's conversion from mutual to stock form in 1994, the Bank established an Employee Stock Ownership Plan (the "ESOP") for eligible employees. The ESOP borrowed $960,000 from an unrelated third party lender to finance the purchase of 104,075 shares of the Bank's common stock. Collateral for such loan consisted of the common stock held by the ESOP, as well as $100,000 in cash pledged by North Central Bancshares, MHC. The term of the loan was 10 years. The ESOP also borrowed funds in the amount of $840,000 from the Holding Company to purchase 84,000 shares of the Holding Company's Common Stock issued in the reorganization of the Bank and the MHC to the stock holding company form in 1996. In September 1996, these two loans were consolidated into a single loan from the Holding Company to the ESOP.

                                                                       For the
                                                               Year Ended December 31,
                                                        -------------------------------------
                                                          1998           1997          1996
                                                        --------       -------       --------
                                                                (Dollars in thousands)
Weighted average rate paid on: (1)
    FHLB advances.............................              5.81%         5.94%          5.76%
FHLB advances:
    Maximum balance...........................           $42,550       $29,800        $24,300
    Average balance...........................            33,980        23,672         11,503
Weighted average rate paid on:
    ESOP advances.............................               N/A           N/A           8.03%
ESOP advances:
    Maximum balance...........................               N/A           N/A            790
    Average balance...........................               N/A           N/A            513
Weighted average rate paid on:
    Other borrowings..........................              1.00%         9.00%          7.00%
Other borrowings:
    Maximum balance...........................               $42           $35           $130
    Average balance...........................                40             7             98

------------------------
(1) Calculated using monthly weighted average interest rates.

Title Abstract Business

         A component of the Company's operating strategy is to increase non-interest income, primarily through the expansion of the abstract company business conducted through a wholly owned subsidiary, First Iowa Title Services Inc. ("First Iowa"). On December 28, 1996, First Iowa purchased the assets of two abstract companies located in Webster and Calhoun Counties in Iowa. The abstract company in Calhoun County was subsequently sold on March 30, 1997. First Iowa currently provides real estate title abstracting services in Webster, Boone and Jasper counties. These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate. This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels. The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company. Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise. Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market, but the cost of this insurance may not be passed on to the borrower. First Iowa had 17 employees as of December 31, 1998.

Insurance and Annuity Business

         The Company has another wholly-owned subsidiary, First Financial Service Corporation ("First Financial"), which the Company began in 1971. First Financial's activities include the sale of life insurance on mortgage loans, and credit life and accident and health insurance on consumer loans made by the Company. In addition, First Financial sells life insurance annuity products. In connection with the Acquisition, the Bank acquired Valley Services, Inc., which was merged into First Financial. First Financial also originates leases for equipment such as computers, office equipment, light industrial equipment and commercial cleaning equipment. First Financial has no employees. The subsidiary has executed a management agreement with the Company which provides its management and staff.

Mortgage Company Business

         First Iowa Mortgage, Inc. (formerly known as Hearthstone Mortgage Company, Inc.) was acquired as a part of the Acquisition of Valley Financial and is a wholly-owned subsidiary of the Bank. First Iowa Mortgage, Inc. originates first mortgage loans and subsequently sells these loans and the mortgage servicing rights to investors. First Iowa Mortgage, Inc. currently operates in Ames, Iowa First Iowa Mortgage, Inc. has 3 employees at December 31, 1998.

Multifamily Apartment Building

         On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership with the Fort Dodge Housing Corporation ("FDHC"), a non-profit Iowa corporation formed to acquire, develop and manage low-and moderate-income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge. The Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. A 44-unit apartment complex was completed on February 1, 1997. The tax credits for the year ended December 31, 1998 are approximately $149,000. The tax credits will amount to approximately $153,000 for each year during the eight-year period commencing with the year ended December 31, 1999.

Personnel

         At December 31, 1998, the Company had 108 full-time and 27 part-time employees (including the 17 employees of First Iowa and the 3 employees at First Iowa Mortgage, Inc.). None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

                           FEDERAL AND STATE TAXATION



Federal Taxation

         General. The following is a general discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Holding Company or the Bank. The Bank has not been audited in the last five years. For federal income tax purposes, the Holding Company and the Bank will be eligible to file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below.

         Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to "qualifying loans," which, in general, are loans secured by certain interests in real property, and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of December 31, 1995.

         Distributions. To the extent that the Company makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Company's "base year reserve", i.e. its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Company's taxable income. Nondividend distributions include distributions in excess of the Company's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Company's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Company's income.

         The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

         Corporate Alternative Maximum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating losses. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). Although the corporate environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million has expired, under current Administration proposals, such tax will be retroactively reinstated for taxable years beginning after December 31, 1998 and before January 2010. The Company does not expect to be subject to the AMT, but would be subject to the environmental tax liability.

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

         As a unitary savings and loan holding company, the Holding Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "-- Regulation of Federal Savings Associations -- QTL Test" for a discussion of the QTL requirements. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Holding Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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

         Transactions between the Bank and the Holding Company and its other subsidiaries are subject to various conditions and limitations. See "-- Regulation of Federal Savings Associations -- Transactions with Related Parties." The Bank must give 30-days written notice to the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Holding Company. See "-- Regulation of Federal Savings Associations -- Limitation on Capital Distributions."

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

         Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. For the year ended December 31, 1998, the Bank generally imposed a $2.5 million limit on the aggregate size of loans to any one borrower. Any exception to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Bank's legal lending limit. At December 31, 1998, the Bank's largest aggregate amount of loans to one borrower was $2.5 million, and the second largest borrower had an aggregate balance of $2.1 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         QTL Test. HOLA requires a savings association to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At December 31, 1998, the Bank maintained 92.7% of its portfolio assets in qualified thrift investments, and it had more than 65% of its portfolio assets in qualified thrift investments in the requisite number of the prior 12 months.

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

         Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The 3.0% core capital requirement has been effectively superseded by the OTS' prompt corrective action regulations, which impose a 4.0% core capital leverage requirement for "adequately capitalized" thrifts and a 5.0% core capital leverage requirement for "well capitalized" thrifts. See "-- Prompt Corrective Regulatory Action." The OTS and the federal banking regulators have proposed amendments to their minimum capital regulations to provide that the minimum leverage capital ratio for a depository institution that has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Ratings System will be 3% and that the minimum leverage capital ratio for any other depository institution will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

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

         The OTS and the other federal banking agencies are required to take into account interest rate risk ("IRR") in their risk-based capital standards. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred the implementation of the IRR component in the computation of an institution's risk-based capital requirement. The OTS continues to monitor the IRR of individual institutions and retains the right to impose additional capital on individual institutions. At December 31, 1998, the Bank was not required to maintain any additional risk-based capital under this regulation.

         At December 31, 1998, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 1998:

                                                         Bank                 Capital           Excess Capital
                                                         ----               Requirements        --------------
                                                                            ------------
                                                                           (In thousands)
Tangible capital.................................     $  38,245               $   4,917           $  33,328
Core capital.....................................        38,245                   9,834              28,411
Risk-based capital...............................        40,509                  13,614              26,895

         A reconciliation between regulatory capital and GAAP capital at December 31, 1998 in the accompanying financial statements is presented below:

                                                     Tangible Capital        Core Capital      Risk-based Capital
                                                     ----------------        ------------      ------------------
                                                                             (In thousands)
GAAP capital.....................................       $45,876                 $45,876             $45,876
Intangible assets................................        (7,313)                 (7,313)             (7,313)
Unrealized (gain) on certain available for sale
  assets.........................................          (318)                   (318)               (188)
Allowance for loan losses includable
  in supplementary capital.......................            --                      --               2,134
                                                        -------                 -------             -------
Regulatory capital...............................       $38,245                 $38,245             $40,509
                                                        =======                 =======             =======

         Limitation on Capital Distributions. OTS regulations impose limitations upon capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. The prior regulations, which were effective throughout 1998, required that at least 30-days written notice must be given to the OTS of a proposed capital distribution by a savings association, and capital distributions in excess of specified earnings or by certain institutions are subject to approval by the OTS. An association that has capital in excess of all fully phased-in regulatory capital requirements before and after a proposed capital distribution and that is not otherwise restricted in making capital distributions, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior OTS approval. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See "-- Prompt Corrective Regulatory Action." Under the amendments adopted by the OTS, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application.

         Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At December 31, 1998, the Bank's liquidity position was $45.7 million or 17.58% of liquid assets, compared to $14.0 million or 9.28% at December 31, 1997.

         Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The OTS adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The new regulations will base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based of a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based of a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100 million, the new regulations provide that the portion of the assessment based on assets size will be lesser of the assessment under the amended regulations or the regulations before the amendment. Management believes that any change in its rate of OTS assessments under the amended regulations will not be material.

         Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (i) in states that expressly authorize branches of savings associations located in another state and (ii) to an association that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "-- QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

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

         In April 1995, the OTS and the other federal banking agencies adopted amendments revising their CRA regulations. Among other things, the amended CRA regulations substitute for the prior process-based assessment factors a new evaluation system that would rate an institution based on its actual performance in meeting community needs. In particular, the proposed system would focus on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefitting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices. Small savings associations are to be assessed pursuant to a streamlined approach focusing on a lesser range of information and performance standards. The term "small savings association" is defined as including associations with less than $250 million in assets or an affiliate of a holding company with banking and thrift assets of less than $1.0 billion, which would include the Bank. The amended CRA regulations also clarify how an institution's CRA performance would be considered in the application process.

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

         Standards for Safety and Soundness. Pursuant to the FDI Act, as amended by Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies adopted, effective August 9, 1995, a set of guidelines prescribing safety and soundness standards. The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. See "-- Prompt Corrective Regulatory Action." If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

         Prompt Corrective Regulatory Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, based upon the five categories of institutions established by FDICIA: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," which are categories defined by the institution's regulatory capital ratios. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to any undercapitalized institution, including restrictions on growth of assets and other forms of expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Generally, subject to a narrow exception, FDICIA requires the applicable banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 1998, the Association met the criteria for being considered "well capitalized" by the OTS.

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

         In addition, the 1996 Funds Act expanded the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions were assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the quarterly period beginning on January 1, 1998 was set at 0.01256 % for BIF-assessable deposits and 0.0628% for SAIF-assessable deposits. For the quarterly period beginning on July 1, 1998 the rates of assessment for the FICO bonds was 0.0122% for BIF-assessable deposits and 0.0610% for SAIF-assessable deposits.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Des Moines. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 1998 of $2.4 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

         Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $46.5 million. The amount of aggregate transaction accounts in excess of $46.5 million are currently subject to a reserve ratio of 10.0%, which ratio the FRB may adjust between 8.0% and 12%. The FRB regulations currently exempt $4.9 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

         David M. Bradley, CPA has been President of the Bank since 1990, Chief Executive Officer of the Bank since 1992 and was named Chairman of the Board in January 1997. He has been affiliated with the Bank for 16 years. Mr. Bradley is 46 years of age.

         Jean L. Lake has been employed with the Bank since 1972 and was named Secretary in 1987. Ms. Lake serves as Board Secretary and is in charge of marketing. Ms. Lake is 56 years of age.

         John L. Pierschbacher, CPA has been employed with the Bank since 1992. Mr. Pierschbacher was named Treasurer in January 1994. He is the Bank's chief financial officer and is in charge of the accounting functions of the Bank. Mr. Pierschbacher was employed in public accounting for nine years at the public accounting firm of McGladrey & Pullen, LLP prior to joining the Bank. Mr. Pierschbacher is 39 years of age.

         C. Thomas Chalstrom has been employed with the Bank since 1985, was named Executive Vice President of the Bank in January 1995, Executive Vice President of the Holding Company in January, 1998 and Chief Operating Officer of the Bank in January, 1999. Mr. Chalstrom is 34 years of age.

         Kirk A. Yung has been employed with the Bank since 1990, was named Senior Vice President in January 1995, and is in charge of consumer lending. Mr. Yung had five years of prior experience in various positions in financial institutions before joining the Bank. Mr. Yung is 36 years of age.


ITEM 2.           PROPERTIES

         The Company conducts its business through its main office located in Fort Dodge, Iowa and six full-service offices located in Fort Dodge, Nevada, Ames, Burlington and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa Title Services and First Iowa Mortgage, Inc. at December 31, 1998. All of the offices of the Company are owned. In addition to the properties listed below, First Financial owns land in Fort Dodge, Iowa with a net book value of $99,000 and Northridge Apartments Limited Partnership owns a multifamily apartment building with a net book value of $1.9 million at December 31, 1998. The aggregate net book value of the Company's premises and equipment, on a consolidated basis was $3.6 million at December 31, 1998.

                                                                            Lease
       Location                                    Opening Date        Expiration Date         Net Book Value
       --------                                    ------------        ---------------         --------------
       Main Office:
       825 Central Avenue                               1973                 N/A                  $ 952,986
       Fort Dodge, Iowa

       Branch Offices:
       201 South 25th Street                            1977                 N/A                  $ 219,422
       Fort Dodge, Iowa

       404 Lincolnway                                   1977                 N/A                  $ 548,019
       Nevada, Iowa

       107 Main Street                                  1977                 N/A                  $ 360,413
       Ames, Iowa

       321 North Third Street                           1953                 N/A                  $ 608,298
       Burlington, Iowa

       1010 North Roosevelt                             1975                 N/A                  $ 351,925
       Burlington, Iowa

       102 South Main                                   1991                 N/A                  $ 254,472
       Mount Pleasant, Iowa

       First Iowa Offices:
       805 Central Avenue                               1982                 2001 (1)             $  10,831
       Fort Dodge, Iowa

       814 8th Street                                   1996                 2003 (2)             $  11,646
       Boone, Iowa

       200 1st Street South                             1996                 2003 (2)             $  13,616
       Newton, Iowa

       First Iowa Mortgage Office:                      1998                 2003                 $   42,790
       415 South Duff
       Ames, Iowa

       Construction in Process:
       1st Avenue and Hwy 141                           N/A                  N/A                  $ 242,020
       Perry, Iowa
       -------------------------

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

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

                                                             Price Range
                                                             -----------
                                                                                     Dividends Declared
                 Quarter Ended                          High           Low                Per Share
                 -------------                          ----           ---           ------------------
1997
    First Quarter..............................        16.750         13.375                0.0625
    Second Quarter.............................        16.125         15.000                0.0625
    Third Quarter..............................        18.250         15.625                0.0625
    Fourth Quarter ............................        20.125         17.188                0.0625
1998
    First Quarter..............................        22.875         18.750                0.0800
    Second Quarter.............................        24.875         21.188                0.0800
    Third Quarter..............................        21.250         15.000                0.0800
    Fourth Quarter.............................        18.313         15.406                0.0800

The Company's Common Stock was traded at $16.50 as of March 12, 1999.

Information Relating to the Company's Common Stock

         As of March 11, 1999, the Company had 2,120 shareholders of record, which does reflect the number of persons or entities who hold their Common Stock in nominee or "street" name through various brokerage firms. As of such date 2,957,242 shares of the Common Stock were outstanding.

         The Company's current quarterly dividend is $0.10 per share. The Board of Directors of the Company plans to maintain a regular quarterly dividend in the future and will continue to review the dividend payment amount in relation to the Company's earnings, financial condition and other relevant factors (such as regulatory requirements).

         The Bank will not be permitted to pay dividends to the Holding Company on its capital stock if its shareholders' equity would be reduced below the amount required for the liquidation account. For information concerning federal regulations which apply to the Bank in determining the amount of proceeds which may be retained by the Company and regarding a savings institution's ability to make capital distributions including payment of dividends to its holding company, see Note 12 to the Consolidated Financial Statements.

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

                                                                      At  December 31, (11)
                                           -------------------------------------------------------------------------
                                             1998            1997            1996            1995            1994
                                           ---------       ---------       ---------       ---------       ---------
                                                                         (In thousands)
Selected Consolidated Financial
  Condition Data:
Total assets............................   $ 336,690       $ 221,954       $ 203,093       $ 179,930       $ 157,153
Cash (noninterest bearing)..............       2,435             982             963             709             719
Loans receivable, net:(1)
  First mortgage loans secured
    by one-to-four family
    residences..........................     145,967         114,286         106,053          93,438          82,523
  First mortgage loans secured
    by multifamily properties...........      63,285          49,895          33,015          30,070          19,815
  First mortgage loans secured
    by commercial properties............      11,168           3,724           5,068           5,650           5,974
  Consumer loans........................      33,612          23,344          21,695          18,714          16,472
                                           ---------       ---------       ---------       ---------       ---------
    Total loans receivable, net.........     254,032         191,249         165,831         147,872         124,784
Investment securities(2)................      63,084          22,279          29,577          26,156          28,389
Deposits................................     246,690         141,124         129,722         126,672         124,189
Borrowed funds..........................      38,832          28,550          22,335          21,940           3,886
Total shareholders' equity..............      48,207          50,417          49,235          29,900          27,813

                                                                For the Year Ended December 31,
                                             1998            1997            1996           1995            1994
                                          ---------       ---------       ---------      ---------       ---------
                                                                        (In thousands)
Selected Operating Data:
Interest income.........................  $  23,602       $  16,205         $15,090      $  13,148       $  11,592
Interest expense........................     12,869           7,900           6,929          7,079           6,048
                                          ---------       ---------       ---------      ---------       ---------
   Net interest income before
     provision for loan losses..........     10,733           8,305           8,161          6,069           5,544
Provision for loan losses...............        210             240             240            250             242
                                          ---------       ---------       ---------      ---------       ---------
   Net interest income after
     provision for loan losses..........     10,523           8,065           7,921          5,819           5,302
                                          ---------       ---------       ---------      ---------       ---------
Noninterest income:
     Fees and service charges...........      1,243             657             580            445             430
     Abstract fees......................      1,584           1,222             931            794             332
     Other income.......................      1,088             658             382            463             286
                                          ---------       ---------       ---------      ---------       ---------
       Total noninterest income.........      3,915           2,537           1,893          1,702           1,048
                                          ---------       ---------       ---------      ---------       ---------
Noninterest expense:
     Salaries and employee benefits.....      3,482           2,209           2,004          1,681           1,282
     Premises and equipment.............        812             444             421            382             326
     Data processing....................        553             258             244            236             248
     One-time SAIF special assessment...         --              --             817             --              --
     SAIF deposit insurance
       premiums.........................        143              85             279            287             306
     Goodwill                                   436              28              29             30              --
     Other expenses.....................      2,146           1,553           1,144          1,042             761
                                          ---------       ---------       ---------      ---------       ---------
       Total noninterest expense........      7,572           4,577           4,938          3,658           2,923
                                          ---------       ---------       ---------      ---------       ---------
Income before income taxes..............      6,866           6,025           4,876          3,863           3,427
Income tax expense......................      2,481           2,108           1,744          1,403           1,247
                                          ---------       ---------       ---------      ---------       ---------
   Net income...........................  $   4,385       $   3,917       $   3,132      $   2,460       $   2,180
                                          =========       =========       =========      =========       =========

                                                                  At or for the Year Ended December 31,
                                                 --------------------------------------------------------------------
                                                     1998            1997           1996        1995         1994
                                                     ----            ----           ----        ----         ----

Key Financial Ratios and Other Data:
Performance Ratios: (%)
Net interest rate spread (difference between
  average yield on interest-earning
  assets and average cost of interest-
  bearing liabilities)......................         2.81%           2.87%          3.01%       2.75%        3.02%
Net interest margin (net interest income
  as a percentage of average interest-
  earning assets)...........................         3.50            4.06           4.33        3.66         3.70
Return on average assets (net income
  divided by average total assets)..........         1.35            1.86           1.62        1.45         1.43
Return on average equity (net income
  divided by average equity)................         8.73            7.94           6.30        8.54        11.19
Noninterest income to average assets........         1.21            1.20           0.98        1.00         0.69
Efficiency ratio(3).........................        51.69           42.21          49.11       47.07        44.35
Noninterest expense to average assets.......         2.34            2.17           2.56        2.16         1.92
Net interest income after provision for
  loan losses to noninterest expenses.......       138.97          176.22         160.40      159.07       181.41
Financial Condition Ratios: (%)
Equity to assets at period end..............        14.32           22.72          24.24       16.62        17.70
Tangible equity to tangible assets
  at period end (5) (6).....................        12.42           22.32          23.80       16.09        17.10
Average shareholders' equity divided by
  average total assets......................        15.52           23.38          25.73       16.99        12.82
Average tangible shareholders equity divided
  by average tangible total assets (5) (6)..        13.71           22.96          25.29       16.42        12.17
Average interest-earning assets to average
  interest-bearing liabilities..............       116.28          130.97         136.02      121.37       116.87
Asset Quality Ratios: (%)(4)
Nonaccrual loans to total net loans.........         0.38            0.08           0.11        0.12         0.26
Nonperforming assets to total assets(7).....         0.34            0.10           0.15        0.23         0.21
Allowance for loan losses as a percent of
  total loans receivable at end of period...         1.03            1.10           1.16        1.15         1.20
Allowance for loan losses to nonaccrual
  loans.....................................       279.72        1,468.33       1,059.35      960.20       476.23
Per Share Data:
Book value per share........................       $16.26          $15.43         $14.36       $8.72        $8.11
Tangible book value per share (5)...........        13.79           15.09          14.01        8.39         7.78
Basic earnings per share (8)................         1.44            1.23           0.82        0.63         0.21
Diluted earnings per share (9)..............         1.40            1.21           0.82        0.63         0.21
Dividends declared per share................         0.32            0.25           0.28        0.60         0.12
Dividend payout ratio.......................         0.22            0.20           0.34        0.95         0.57

Key Financial Ratios Excluding
SAIF Assessment: (%) (10)
Return on average assets (net income divided
  by average total assets)..................         1.35%           1.86%          1.89%       1.45%        1.43%
Return on average equity (net income
  divided by average equity)................         8.73            7.94           7.34        8.54        11.19
Efficiency ratio (3)........................        51.69           42.21          40.99       47.07        44.35
Noninterest expense to average assets ......         2.34            2.17           2.13        2.16         1.92
Net interest income after provision for
  loan losses to noninterest expenses.......       138.97          176.22         192.21      159.07       181.41

-----------------------
                                                                                          (Notes on following page)

(1) Loans receivable, net represents total loans less discounts, loans in process, net deferred loan fees and allowance for loan losses. The allowance for loan losses at December 31, 1998, 1997, 1996, 1995 and 1994 was $2.7 million, $2.2 million, $2.0 million, $1.7 million and $1.5 million, respectively.

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

(5) Tangible equity consists of stockholders' equity less goodwill and title plant. Goodwill and title plant at December 31, 1998, 1997, 1996, 1995 and 1994 was $7.3 million, $1.1 million, $1.2 million, $1.1 million and $1.1 million, respectively.

(6) Tangible assets consists of total assets less goodwill and title plant. Goodwill and title plant at December 31, 1998, 1997, 1996, 1995 and 1994 was $7.3 million, $1.1 million, $1.2 million, $1.1 million and $1.1 million, respectively.

(7) Nonperforming assets consists of nonaccrual loans, foreclosed real estate and other nonperforming assets.

(8) Basic earnings per share information is calculated by dividing net income by the weighted average number of shares outstanding. Basic earnings per share information for the year ended December 31, 1994 is calculated by dividing net income subsequent to the conversion of the Bank from mutual to stock form in 1994 by the weighted average number of shares outstanding. The weighted average number of shares outstanding for basic earnings per share computation for 1998, 1997, 1996, 1995 and 1994 were 3,048,148, 3,184,269, 3,818,273, 3,919,488 and
         3,906,980, respectively. Net income subsequent to such conversion was $810,000 for the period ended December 31, 1994.

(9) Diluted earnings per share information is calculated by dividing net income by the weighted average number of shares outstanding, adjusted for the effect of dilutive potential common shares outstanding which consists of stock options granted. Diluted earnings per share information for the year ended December 31, 1994 is calculated by dividing net income subsequent to the conversion of the Bank from mutual to stock form in 1994 by the weighted average number of shares outstanding. The weighted average number of shares outstanding for diluted earnings per share computation for 1998, 1997, 1996, 1995 and 1994 were 3,132,833, 3,241,069, 3,818,273, 3,919,488 and 3,906,980,
         respectively. Net income subsequent to such conversion was $810,000 for the period ended December 31, 1994.

(10) For 1996, excludes the one-time $817,000 (pre-tax) special assessment for the recapitalization of the Savings Association Insurance Fund ("SAIF").

(11) As of the close of business on January 30, 1998, the Company completed the Acquisition of Valley Financial Corp. Subsequent to January 30, 1998, the information contained in the Financial Selected Data tables reflect the effect of the Acquisition. Financial data prior to January 30, 1998, does not reflect the Acquisition and is based upon historical figures. See discussion regarding Pro Forma Financial information, page 51 through 53.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         North Central Bancshares, Inc. (the "Holding Company"), an Iowa corporation, is the holding company for First Federal Savings Bank of Iowa (the "Bank"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company." The Holding Company was organized on December 5, 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in connection with the conversion and reorganization of the Bank and North Central Bancshares, M.H.C. (the "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Conversion"). On March 20, 1996, upon completion of the Conversion, the Holding Company issued an aggregate of 4,011,057 shares of its common stock, par value $0.01 per share ("Common Stock"), of which 1,385,590 shares were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were cancelled, and 2,625,467 shares of which were sold in Subscription and Community Offerings at a price of $10.00 per share, with gross proceeds amounting to $26,254,670. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank.

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

Acquisition of Valley Financial Corp.

         As of the close of business on January 30, 1998 (the "Effective Time"), the Company completed the acquisition of (the "Acquisition") Valley Financial Corp., ("Valley Financial"), pursuant to an Agreement and Plan of Merger, dated as of September 18, 1997, (the "Merger Agreement"). The Acquisition resulted in the merger of Valley Financial's wholly owned subsidiary, Valley Savings Bank, FSB ("Valley Savings") with and into the Bank, with the Bank as the resulting financial institution. Valley Savings, headquartered in Burlington, Iowa, was a federally-chartered stock savings bank with three branch offices located in southeastern Iowa. The former offices of Valley Savings are being operated as a division of the Bank.

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

SAIF Recapitalization

         In response to the disparity in deposit insurance assessment rates that existed between banks insured by the Bank Insurance Fund ("BIF") and thrifts insured by the SAIF, the Deposits Funds Insurance Act of 1996 (the "Funds Act") was enacted on September 30, 1996. The Funds Act authorized the Federal Deposit Insurance Corporation ("FDIC") to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. The Company's special SAIF assessment of $817,000 before taxes (and $512,000 net of taxes) was charged against income in the third quarter of 1996 and paid in November 1996 (the "SAIF Assessment"). In view of the recapitalization of the SAIF, the FDIC reduced the assessment rates for SAIF-assessable deposits. For the fiscal years ended December 31, 1998 and 1997, the Bank incurred $143,000 and $85,000, respectively, in deposit insurance premiums and for the interest payments on the FICO bonds issued by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.

Business Strategy

         The Company's current business strategy is to operate the Bank as a well-capitalized, profitable and independent community-oriented savings bank dedicated to providing quality customer service. Generally, the Company has sought to implement this strategy primarily by using deposits and advances from the FHLB as its source of funds and maintaining a substantial part of its assets in loans secured by one- to four-family residential real estate, multi-family loans and commercial real estate located both inside and outside the Company's market area, consumer and other loans and in other liquid investment securities. Specifically, the Company's business strategy incorporates the following elements: (1) operating as a community-oriented financial institution, maintaining a strong core customer base by providing quality service and offering customers the access to senior management and services that a locally-headquartered institution can offer; (2) maintaining high asset quality by emphasizing investment in residential mortgage loans (including the purchase of qualifying multifamily loans) and securities issued or guaranteed by the United States Government or agencies thereof and mortgage-backed securities; (3) maintaining capital in excess of regulatory requirements and growing only to the extent that adequate capital levels can be maintained; (4) controlling noninterest expenses; (5) managing interest rate risk exposure while achieving desirable levels of profitability; and (6) increasing noninterest income through
(i) the expansion of the abstract company business conducted through a wholly owned subsidiary, (ii) the acquisition of First Iowa Mortgage, Inc., a mortgage banking company and (iii) other increases in fees and service charges.

         Highlights of the Company's business strategy are as follows:

         Community-Oriented Institution. The Company is committed to meeting the financial needs of the communities in which it operates. Based in part on its participation in several different programs designed to facilitate residential lending to low- and moderate-income households, the Bank has received an "Outstanding" Community Reinvestment Act rating. The Company believes it is large enough to provide a full range of personal and business financial services and yet is small enough to be able to provide such services on a personalized and efficient basis. Management believes that the Company can be more effective in servicing its customers than many of its competitors which are not headquartered locally. Such proximity allows senior management of the Bank to quickly and personally respond to customer needs and inquiries.

         Strong Retail Deposit Base. In 1998, the Company had a relatively strong and stable retail deposit base drawn from its offices located in Fort Dodge, Ames, Nevada, Burlington and Mount Pleasant, Iowa. The stability of the Company's deposit base has been enhanced by the Company's offering of 5-year certificates of deposit (which comprises $50.1 million, or 20.3%, of total deposits at December 31, 1998) at attractive interest rates, and programs tying low-cost checking account services to the maintenance of specified certificate of deposit balances or loan balances. At December 31, 1998, 33.4% of the deposit base, or $82.3 million, consisted of core deposits, which included money market accounts, savings accounts, NOW accounts, and noninterest-bearing demand accounts. Core deposits are considered to be a more stable and lower cost source of funds than certificates of deposit or outside borrowings. The Company will continue to emphasize retail deposits by providing quality customer service, offering competitive rates on deposit accounts, and providing depositors with a full range of accounts.

         Asset Quality and Emphasis on Residential Mortgage Lending. The Company has historically emphasized residential real estate financing, and has been primarily a portfolio lender. The Company expects to continue its commitment to financing the purchase or improvement of residential real estate in its market area. At December 31, 1998, 43.4% of the Company's total assets consisted of one-to-four family residential first mortgage loans. To supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically, the Company has purchased loans in the secondary mortgage market, with an emphasis on multifamily loans secured by properties outside the State of Iowa (the "out of state properties"). At December 31, 1998, the Company's portfolio of loans which were either originated or purchased by the Company and secured by out of state properties consisted of $8.8 million of one-to-four family residential mortgage loans, or 3.4% of the Company's total loan portfolio, and $70.0 million of multifamily and commercial loans, or 27.0% of the Company's total loan portfolio. At December 31, 1998, the Company's ratio of nonperforming assets to total assets was 0.34%. The Company also invests in United States Treasury securities, United States Government agencies, State and Local Obligations, mortgage-backed securities, interest-earning deposits, equity securities and FHLB stock.

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

         Capital Strength and Controlled Internal Growth. Total equity increased from $27.8 million at December 31, 1994 to $48.2 million at December 31, 1998, an increase of 73.3%. Total assets have increased by $179.5 million, or 114.2%, since December 31, 1994. As a result, the ratio of total equity to total assets has decreased from 17.7% at December 31, 1994 to 14.3% at December 31, 1998. The Company's growth can be attributed to the Acquisition and emphasis on the origination and purchase of residential mortgage loans and the purchase of multifamily mortgage loans. The Company's growth has been funded through a combination of the use of proceeds from the stock offerings held in 1994 and 1996, FHLB advances and deposit growth. The Company intends to maintain strong levels of total equity and capital ratios by controlling growth to the extent that adequate capital levels can be maintained.

         Acquisition Strategy. With the consummation of the Acquisition in 1998, the Company has grown through the purchase of another financial institution. The Acquisition resulted in an increase in total assets of approximately 42%, making effective use of the Company's excess capital. The Company intends to continue evaluating the possibility of acquiring branch offices and other financial institutions, which involves executing confidentiality agreements and conducting due diligence. Such evaluations by the Company provide no indication of the likelihood that the Company will enter into any agreement to engage in an acquisition transaction as, in many instances, such transactions are subject to competitive bidding and, in every instance, are subject to extensive arm's length negotiations once by the Company's evaluation is complete.

         Increasing Noninterest Income. The Company has attempted to increase its level of noninterest income from both new and traditional lines of business to supplement net interest income. The Company currently owns abstract companies in Webster, Boone and Jasper counties in Iowa, First Iowa Title Services, Inc. ("First Iowa"), the Bank's wholly owned subsidiary. The abstract business performed by First Iowa replaces the function of a title insurance company. The Company believes that First Iowa can continue to be an excellent source of fee income. Noninterest income from such business for the year ended December 31, 1998 was $1.6 million, offset by noninterest expense attributable to First Iowa. The Company also owns a mortgage banking company in Ames, Iowa, First Iowa Mortgage, Inc. ("First Iowa Mortgage"), the Bank's wholly owned subsidiary. On January 30, 1998, the Company acquired First Iowa Mortgage as a part of the Acquisition of Valley Financial. Non-interest income for such business for the year ended December 31, 1998 was $339,000, offset by non-interest expense attributable to First Iowa Mortgage.

         Liquidity and Interest Rate Risk Management. Management seeks to manage the Company's interest rate risk exposure by monitoring the levels of interest rate sensitive assets and liabilities while maintaining an acceptable interest rate spread. At December 31, 1998, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $ 41.4 million, representing a one-year gap to total assets ratio of negative 12.3% as compared to a positive 0.28% at December 31, 1997. This change is due in part to the Acquisition of Valley Financial. To reduce the potential volatility of the Company's earnings in a changing interest rate environment, the Company has emphasized the origination of 7-year fixed rate mortgage loans that convert to adjustable rates at the conclusion of their initial terms and have overall maturities of up to 30 years, adjustable-rate loans, investment in short to medium term United States Treasury notes, U. S. Government agencies, mortgage-backed securities and has sought to lengthen the terms of its deposits through its pricing strategies with respect to longer term certificates of deposit. See "-- Discussion of Market Risk -- Interest Rate Sensitivity Analysis".

Liquidity and Capital Resources

        OTS regulations require that thrift institutions such as the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, banker's acceptances and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable deposits plus short-term borrowings. At December 31, 1998, the amount of the Bank's liquid assets were $45.7 million, resulting in a liquidity ratio of 17.6%.

        The Company's primary sources of funds are deposits, amortization and prepayment of loans, maturities of securities and other investments, and earnings and funds provided from operations. While scheduled principal repayments on loans are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company manages the pricing of its deposits to maintain a desired deposit balance. In addition, the Company invests in short-to-medium term interest-earning assets, which provide liquidity to meet lending requirements. At December 31, 1998, $5.0 million, or 12.6%, of the Company's investment portfolio, excluding equity securities, was scheduled to mature in one year or less and $16.8 million, or 41.8%, was scheduled to mature in one to five years and $18.3 million, or 45.6%, was scheduled to mature in more than five years. Certificates of deposit scheduled to mature in less than one year, at December 31, 1998, totalled $81.3 million. Based on prior experience, management believes that a significant portion of such deposits will remain with the Company. If the Company requires funds beyond its ability to generate them internally, borrowing agreements exist with the FHLB which provide an additional source of funds. The amount of eligible collateral for blanket lien pledges from the FHLB is $139.3 million as of December 31, 1998. For additional information about cash flows from the Company's operating, financing and investing activities, see the Statements of Cash Flows included in the Consolidated Financial Statements.

        At December 31, 1998, the Company had outstanding loan commitments of $2.8 million. This amount does not include undisbursed overdraft loan privileges and the unfunded portion of loans in process.

        The main sources of liquidity for the Holding Company are net proceeds from the sale of stock and payments from the Bank in the form of dividends and loan repayments. The main cash outflows are payments of dividends to shareholders and funds used to repurchase the Common Stock. During 1998, the Holding Company repurchased 311,324 shares of its Common Stock, pursuant to repurchase programs which were approved by the OTS. The Holding Company's ability to pay dividends to shareholders depends substantially on dividends and loan payments received from the Bank. The Bank may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital requirements or the amount required to be maintained for the liquidation account. For a description of the liquidation account, see Notes 17 and 18 to the Consolidated Financial Statements. Unlike the Bank, the Holding Company is not subject to OTS regulatory restrictions on the payment of dividends to its shareholders, however, it is subject to the requirements of Iowa law. Iowa law generally prohibits the Holding Company from paying a dividend if, after giving it effect, either of the following would result: (a) the Holding Company would not be able to pay its debts as they become due in the usual course of business; or (b) the Holding Company's total assets would be less than the sum of its total liabilities, plus the amount that would be needed, if the Holding Company were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

        The primary investing activities of the Company are the origination and purchase of mortgage and other loans and the purchase of securities. During the years ended December 31, 1998, 1997 and 1996, the Company's disbursements for loan originations and purchases totaled $85.2 million, $62.3 million and $52.0 million, respectively. These activities were funded primarily by net deposit inflows, principal repayments on loans, proceeds from the sale of securities and FHLB advances. Net cash flows used in investing activities amounted to $2.2 million, $19.1 million and $21.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash flows provided by financing activities amounted to $9.4 million, $14.3 million and $19.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

        The OTS regulations require savings associations, such as the Bank, to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; a leverage ratio requirement of 3% of core capital to such adjusted total assets; and a risk-based capital ratio requirement of 8% of core and supplementary capital to total risk-based assets. The Bank satisfied these minimum capital standards at December 31, 1998 with tangible and leverage capital ratios of 11.7% and a total risk-based capital ratio of 23.8%. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulations. These capital requirements, which are applicable to the Bank only, do not consider additional capital held at the Holding Company level, and require certain adjustments to shareholder's equity to arrive at the various regulatory capital amounts.

        The table below presents the Bank's regulatory capital amounts as compared to the OTS regulatory capital requirements at December 31, 1998:

                                                                               Capital               Excess
                                                         Amount              Requirements            Capital
                                                         -------             ------------            -------
                                                                            (In thousands)
Tangible capital..................................... $    38,245             $    4,917            $   33,328
Core capital.........................................      38,245                  9,834                28,411
Risk-based capital...................................      40,509                 13,614                26,895

Discussion of Market Risk--Interest Rate Sensitivity Analysis

         As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Since all of the Company's interest-bearing liabilities and virtually all of the Company's interest-earning assets are located at the Bank, virtually all of the Company's interest rate risk management procedures are performed at the Bank level. Based upon the Bank's nature of operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate loan portfolio, within Iowa, is subject to risks associated with the local economy. The Company has sought to diversify its loan portfolio by purchasing loans secured by properties outside of Iowa. At December 31, 1998, 30.4% of the Company's loan portfolio was secured by properties outside the State of Iowa, located in twenty-six states. See "Asset Quality." The Bank does not own any trading assets. At December 31, 1998, neither the Company nor the Bank had any hedging transactions in place, such as interest rate swaps and caps.

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

         The Company's policy in recent years has been to manage its exposure to interest rate risk generally by focusing on the maturities of its interest rate sensitive assets and by emphasizing adjustable-rate mortgage loans, and maintaining a level of liquidity by investing in short to medium term United States Treasury notes, U. S. Government agencies, mortgage-backed securities and short-term interest-earning deposits. The Company generally offers competitive rates on deposit accounts and prices certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms.

         At December 31, 1998, total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $41.4 million, representing a one-year gap ratio of negative 12.3%, compared to a one-year gap ratio of positive 0.28% at December 31, 1997. To manage the potential volatility of the Company's earnings in a changing interest rate environment, the Company has emphasized the origination of 7-year fixed rate mortgage loans that convert to adjustable rates at the conclusion of their initial terms and have overall maturities of up to 30 years, adjustable-rate loans and has sought to lengthen the terms of its deposits through its pricing strategies with respect to longer term certificates of deposit. The Chief Executive Officer regularly meets with the Bank's senior executive officers to review trends in deposits as well as mortgage and consumer lending. The Chief Executive Officer also regularly meets with the investment committee to review the investment portfolio. The Chief Executive Officer reports quarterly to the Board of Directors on interest rate risks and trends, as well as liquidity and capital ratios and requirements.

         Gap Table. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 which are expected to reprice or mature, based upon certain assumptions, in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the earlier of term of repricing or the contractual terms of the asset or liability. Certain assumptions used in preparing the table are set forth in the following table. Management believes that these assumptions approximate actual experience and considers them appropriate and reasonable.

                                                                        At December 31, 1998 (1)
                                     ---------------------------------------------------------------------------------------------
                                         Within         1-3            3-5          5-10         10-20       Over 20
                                         1 Year        Years          Years         Years        Years        Years       Total
                                     -------------- ------------- ------------ -------------- -----------  ----------- -----------
                                                                         (Dollars in thousands)
Interest-earning assets:
    First mortgage loans
      Adjustable (4)................      $ 51,059      $74,259      $  9,113     $     --      $     --     $     --     $134,431
      Fixed (4).....................        26,966       33,893        19,535       19,045           591           10      100,040
   Consumer and other loans.........        11,811       19,146         3,015          106            --           --       34,078
   Investment securities(3).........        35,421       11,410         3,769        4,976            --           --       55,576
                                          --------     --------      --------     --------      --------     --------     --------
      Total interest-earning assets.      $125,257     $138,708      $ 35,432     $ 24,127      $    591     $     10     $324,125
                                          ========     ========      ========     ========      ========     ========     ========

Rate sensitive liabilities:
   Savings accounts.................      $ 26,099     $     --      $     --     $     --      $     --     $     --     $ 26,099
   NOW accounts.....................        30,909           --            --           --            --           --       30,909
   Money market accounts............        19,828           --            --           --            --           --       19,828
   Certificate accounts.............        81,283       64,973        18,140           --            --           --      164,396
   Non-interest-bearing deposits....         5,458           --            --           --            --           --        5,458
FHLB advances and other liabilities.         3,068       13,447        19,701          491         2,125           --       38,832
                                          --------     --------      --------     --------      --------     --------     --------
      Total interest-bearing liabilities  $166,645     $ 78,420      $ 37,841     $    491      $  2,125     $     --     $285,522
                                          ========     ========      ========     ========      ========     ========     ========

Interest sensitivity gap............      $(41,388)    $ 60,288      $ (2,409)    $ 23,636      $ (1,534)    $     10
Cumulative interest-sensitivity gap.      $(41,388)    $ 18,900      $ 16,491     $ 40,127      $ 38,593     $ 38,603

Interest sensitivity gap to total assets    -12.29%       17.91%        -0.72%        7.02%        -0.46%          --
Cumulative interest-sensitivity gap
   total assets.....................        -12.29%        5.61%         4.90%       11.92%        11.46%       11.47%
Ratio of interest-earning assets to
   interest-bearing liabilities.....         75.16%      176.88%        93.63%      100.00%       100.00%          --       113.52%
Cumulative ratio of interest-earning
   assets to interest-bearing liabilities    75.16%      107.71%       105.83%      114.16%       113.52%      113.52%      113.52%

Total assets........................      $336,690     $336,690      $336,690     $336,690      $336,690     $336,690     $336,690
Cumulative interest bearing assets..      $125,257     $263,965      $299,397     $323,524      $324,115     $324,125     $324,125
Cumulative interest sensitive liabilities $166,645     $245,065      $282,906     $283,397      $285,522     $285,522     $285,522

---------------------------------
(1) The Company prepared the above table using December 31, 1998 composite interest rate sensitivity assumptions of the Eighth District of the FHLB where such assumptions were available. Where such information was not available, the assumptions were made based on December 1998 OTS assumptions or the Company's actual experience. These assumptions are as follows: (i) fixed-rate first mortgage loans on one-to-four family residential properties with interest rates less than 8%, 8% to 9%, 9% to 10%, 10% to 11%, and 11% and over, and the remaining terms to maturity of over 15 years will prepay annually at 9%, 22%, 22%, 19% and 16%, respectively; (ii) adjustable-rate first mortgage loans on one-to-four family residential properties will prepay at 8% to 9% per year; (iii) fixed- and adjustable-rate mortgage loans on multifamily and commercial properties will repay at 8% per year; (iv) second mortgage consumer loans will prepay at 9% per year; (v) fixed-rate deposits will not be withdrawn prior to maturity; and (vi) passbook savings accounts, NOW accounts, money market accounts and noninterest-bearing deposit accounts are assumed to reprice within one year due to the possibility that such deposits will reprice in the event of significant changes in the overall level of interest rates. These assumptions are annual percentages based on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Company. Certain shortcomings are inherent in the analysis presented by the foregoing table.

(2) Fixed rate first mortgage loans include $44.0 million of one-to-four family seven year fixed rate loans than convert to adjustable rates at the beginning of the eighth year and are adjustable thereafter.

(3) Includes FHLMC preferred stock, FNMA preferred stock, other equity securities, interest-bearing deposits and FHLB stock, all of which are shown in the within-one-year category. Components include interest-bearing deposits of $13.2 million and securities available for sale of $42.4 million.

(4) Includes $629,000 and $6.9 million in mortgage-backed securities in the adjustable and fixed first mortgage loans, respectively.

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

         Under this methodology, interest rate risk exposure is assessed by reviewing the estimated changes in Net Interest Income ("NII") and NPV which would hypothetically occur if interest rates rapidly rise or fall along the yield curve. Projected values of NII and NPV at both higher and lower regulatory defined rate scenarios are compared to base case values (no change in rates) to determine the sensitivity to changing interest rates.

         Presented below, as of December 31, 1998, is an analysis of the Company's interest rate risk ("IRR") as measured by changes in NPV and NII for instantaneous and sustained parallel shifts of 100 basis points in market interest rates. Such limits have been established with consideration of the impact of various rate changes and the Company's current capital position.

                           Interest Rate Sensitivity of Net Portfolio Value (NPV)(1)

                                    Net Portfolio Value                      NPV as % of PV of Assets
                      --------------------------------------------------- ------------------------------
    Change in Rates    $ Amount          $ Change            % Change        NPV Ratio         Change
--------------------  ----------  -----------------------  -------------- ---------------- -------------
                                                   (Dollars in thousands)
    +400 bp             $39,231            -5,002                 -11%          12.28%           -88bp
    +300 bp              41,304            -2,929                  -7           12.73            -43bp
    +200 bp              42,957            -1,275                  -3           13.06            -10bp
    +100 bp              43,937              -295                  -1           13.20              4bp
       0 bp              44,232                --                  --           13.16               --
    -100 bp              44,149               -84                  --           13.02            -14bp
    -200 bp              44,237                 4                  --           12.92            -24bp
    -300 bp              45,007               775                   2           12.99            -17bp
    -400 bp              45,273             1,040                   2           12.93            -23bp

---------------------------------

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

Asset Quality

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

After 90 days, if satisfactory payment terms are not reached with the borrower, foreclosure proceedings are initiated. To the extent required by the Department of Housing and Urban Development ("HUD") regulations, generally within 45 days of delinquency, a Section 160 HUD notice is given to the borrower which provides access to consumer counseling services.

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

         When foreclosed real estate is acquired or otherwise deemed foreclosed real estate, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed by management, and any subsequent decline in fair value is charged to operations. At December 31, 1998, the Company's foreclosed real estate consisted of four properties with an aggregate value of $187,000.

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

                                                                             At December 31,
                                             ------------------------------------------------------------------------------
                                                  1998           1997            1996            1995             1994
                                             -------------- --------------- --------------- ---------------  --------------
                                                                         (Dollars in thousands)
Nonaccrual loans and nonperforming assets:
First mortgage loans:
   One-to-four family residential...........    $   403        $   122         $   149         $   137          $   299
   Multifamily and commercial
     properties (2).........................        423             --              --              --               --
Consumer loans:.............................        130             25              35              44               25
                                                -------        -------         -------         -------          -------
   Total nonaccrual loans...................        956            147             184             181              324
Total foreclosed real estate(1).............        187             67             128             128               --
Other nonperforming assets..................          1             --               2             109               --
                                                -------        -------         -------         -------          -------
   Total nonperforming assets...............    $ 1,144        $   214         $   314         $   418          $   324
                                                =======        =======         =======         =======          =======
Total nonaccrual loans to net loans
   receivable...............................       0.38%          0.08%           0.11%           0.12%            0.26%
Total nonaccrual loans to total assets......       0.28           0.07            0.09            0.10             0.21
Total nonperforming assets to total
   assets...................................       0.34           0.10            0.15            0.23             0.21

                                                                                             (Notes on following page)

-----------------
(1) Represents the net book value of property acquired by the Company through foreclosure or deed in lieu of foreclosure. Upon acquisition, this property is recorded at the lower of cost or fair value less estimated selling expenses.

(2) Includes a purchased loan which was secured by a commercial property that was 90 days past due in the amount of $364,636 (in actual dollars). This loan was repaid in March, 1999.

     The following table sets forth information with respect to loans delinquent 60-89 days in the Company's portfolio at the dates indicated.

                                                                             At December 31,
                                                 ----------------------------------------------------------------------
                                                      1998           1997          1996          1995         1994
                                                 -------------- -------------- ------------- ------------ -------------
                                                                             (In thousands)
Loans past due 60-89 days:
First mortgage loans:
   One-to-four family residential................   $ 1,070        $   275        $   323       $   311      $   288
   Multifamily and commercial properties.........        22            --              --            --           --
Consumer loans...................................       270            135             51            28           62
                                                    -------        -------        -------       -------      -------
     Total past due 60-89 days...................   $ 1,362        $   410        $   374       $   339      $   350
                                                    =======        =======        =======       =======      =======

         The following table sets forth information with respect to the Company's delinquent loans and other problem assets at December 31, 1998.

                                                                                    At December 31, 1998
                                                                        -------------------------------------------
                                                                          Balance                          Number
                                                                        -----------                      ----------
                                                                                  (Dollars in thousands)
One-to-four family first mortgage loans:
  Loans 60 to 89 days delinquent..................................        $ 1,070                             25
  Loans 90 days or more delinquent................................            403                             11
Multifamily and commercial first mortgage loans:
  Loans 60 to 89 days delinquent..................................             22                              1
  Loans 90 days or more delinquent (1)............................            423                              2
Consumer Loans:
  Loans 60 to 89 days delinquent..................................            270                             29
  Loans 90 days or more delinquent................................            130                             13
Foreclosed real estate............................................            187                              4
Other nonperforming assets........................................              1                              1
Loans to facilitate sale of foreclosed real estate................            206                              6
Special mention loans.............................................            654                             24

(1) Includes a purchase loan which was secured by a commercial property that was 90 days past due in the amount of $364,636 (in actual dollars). This loan was repaid in March, 1999.

         Classification of Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payments, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. At December 31, 1998, the Company had $654,000 of special mention loans, consisting of eleven loans secured by one-to-four family residences, one commercial property and twelve consumer loans.

         The following table sets forth the aggregate amount of the Company's classified assets at the dates indicated.

                                                                         At December 31,
                                           -------------------------------------------------------------------------
                                              1998            1997           1996            1995             1994
                                           ---------       ---------      ---------      ---------         ---------
                                                                         (In thousands)
Substandard assets......................   $     745(2)    $     208      $     311      $  1,134(1)       $     357
Doubtful assets.........................          --              --             --             --                --
Loss assets.............................          35              18              9             --                10
                                           ---------       ---------      ---------      ---------         ---------
  Total classified assets...............   $     780       $     226      $     320      $   1,134         $     367
                                           =========       =========      =========      =========         =========
------------

(1) Includes one purchased loan which was secured by a multifamily property that was 30 days past due in the amount of $791,000 (in actual dollars). This loan was repaid in January 1996.

(2) Includes one purchase loan which was secured by a commercial property that was 90 days past due in the amount of $364,636 (in actual dollars). This loan was repaid in March, 1999.

         Allowance for Loan Losses. It is management's policy to provide an allowance for estimated losses on the Company's loan portfolio based on management's evaluation of the prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are collateralized by properties located outside of the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. The Company regularly reviews its loan portfolio, including problem loans, to determine whether any loans require classification or the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. During the years ended December 31, 1998, 1997 and 1996 the Company's provision for loan losses were $210,000, $240,000 and $240,000, respectively. The Company's allowance for loan losses totalled $2.7 million, $2.2 million and $2.0 million at December 31, 1998, 1997 and 1996, respectively.

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

         Analysis of the Allowance for Loan Losses. The following table sets forth the analysis of the allowance for loan losses for the periods indicated.

                                                                 For the Year Ended December 31,
                                         ------------------------------------------------------------------------------
                                              1998            1997            1996            1995            1994
                                         --------------- --------------- --------------- --------------- --------------
                                                                     (Dollars in thousands)
Total loans outstanding.................   $ 259,360       $ 194,626       $ 168,921       $ 151,310       $ 128,951
Average net loans outstanding...........     246,510         175,284         156,708         137,068         118,997
Allowance balances (at beginning of
  period...............................        2,151           1,953           1,736           1,543           1,306
                                           ---------       ---------       ---------       ---------       ---------
Provisions for losses:
  First mortgage loans..................         135             190             150             200             165
  Consumer loans........................          75              50              90              50              77
  Effect of-
    Valley Financial Corporation........         343              --              --              --              --
Charge-Offs:
  First mortgage loans..................           6              21               5               2              --
  Consumer loans........................          23              31              19              56               7
Recoveries:
  First mortgage loans..................          --             --               --              --              --
  Consumer loans........................           1              10               1               1               2
                                           ---------       ---------       ---------       ---------       ---------
  Net charge-offs.......................          28              42              23              57               5
                                           ---------       ---------       ---------       ---------       ---------
Allowance balance (at end of period)....   $   2,676       $   2,151       $   1,953       $   1,736       $   1,543
                                           =========       =========       =========       =========       =========
Allowance for loan losses as a percent
  of total loans receivable at end of
  period................................        1.03%           1.10%           1.16%           1.15%           1.20%
Net loans charged off as a percent of
  average net loans outstanding.........        0.01            0.02            0.01            0.04              --
Ratio of allowance for loan losses to
  total nonaccrual loans at end of
  period................................      279.96        1,468.33        1,059.35          960.20          476.23
Ratio of allowance for loan losses to
  total nonaccrual loans and foreclosed
  real estate at end of period..........      233.95        1,006.96          621.31          562.15          476.23

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation for loan losses by loan category for the periods indicated:

                                                                     At December 31,
                                          ------------------------------------------------------------------
                                                  1998                   1997                   1996
                                          ---------------------  --------------------  ---------------------
                                                    % of Loans            % of Loans             % of Loans
                                                      In Each               In Each                In Each
                                                    Category to           Category to           Category to
                                           Amount   Total Loans  Amount   Total Loans  Amount    Total Loans
                                           ------   -----------  ------   -----------  ------   ------------
                                                    (Dollars in thousands)
Balance at end of period applicable to:
 One-to-four family residential
   mortgage loans........................  $   684     57.46%    $  675       59.48%   $   503      63.44%
 Multifamily residential mortgage loans..    1,298     25.02      1,026       26.38        948      20.42
 Commercial mortgage loans...............      228      4.39         76        1.95        157       3.09
 Consumer loans..........................      466     13.13        374       12.19        345      13.05
                                           -------   -------    -------      ------    -------     ------
   Total allowance for loan losses.......  $ 2,676    100.00%   $ 2,151      100.00%   $ 1,953     100.00%
                                           =======    ======    =======      ======    =======     ======

                                                         At December 31,
                                          ------------------------------------------
                                                 1995                  1994
                                          --------------------  --------------------
                                                   % of Loans            % of Loans
                                                     In Each               In Each
                                                   Category to           Category to
                                          Amount   Total Loans  Amount   Total Loans
                                          ------   -----------  ------   -----------
                                                    (Dollars in thousands)
Balance at end of period applicable to:
 One-to-four family residential
   mortgage loans........................ $   418      62.70%   $   429       65.48%
 Multifamily residential mortgage loans..     870      20.90        646       16.70
 Commercial mortgage loans...............     175       3.85        189        4.79
 Consumer loans..........................     273      12.55        279       13.03
                                          -------     ------    -------      ------
   Total allowance for loan losses....... $ 1,736     100.00%   $ 1,543      100.00%
                                          =======     ======    =======      ======

Average Balance Sheet

           The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. For purposes of this tables, average balances were computed on a monthly basis.

                                                                          For the Year Ended December 31,
                                                          ---------------------------------------------------------------
                                   At December 31, 1998                1998                             1997
                                  ----------------------  -------------------------------  ------------------------------
                                                                                  Average                         Average
                                                 Yield/   Average                 Yield/   Average                Yield/
                                    Balance       Cost    Balance    Interest      Cost    Balance    Interest    Cost
                                    -------       ----    -------    --------     -------  -------    --------   --------
                                                                                             (Dollars in thousands)
Assets:
 Interest-earning assets:
   First mortgage loans(1).....    $  222,621     7.88%   $216,914    $17,318(8)    7.98%  $154,227    $12,433(8)   8.06%
   Consumer loans(1)...........        34,076     9.18      32,173      3,014       9.37     23,138      2,201      9.51
   Investment securities.......        62,513(4)  5.59      57,826(5)   3,270       5.65     27,102(6)   1,571      5.79
                                   ----------     ----    --------    -------      -----   --------    -------      ----
     Total interest-earning assets    319,210     7.57%    306,913     23,602       7.69%  $204,467    $16,205      7.93
                                                                      =======                          =======
 Noninterest-earning assets....        17,480               16,847                            6,645
                                   ----------             --------                         --------
     Total assets..............    $  336,690             $323,760                         $211,112
                                   ==========             ========                         ========
Liabilities and Equity:
 Interest-bearing liabilities:
   NOW and money market
     savings...................    $   50,735     2.20%   $ 44,622    $ 1,351       3.03%  $ 21,777    $   632      2.90%
   Passbook savings............        26,098     2.24      25,591        594       2.32     17,425        392      2.25
   Certificates of Deposit.....       164,396     5.63     159,701      8,948       5.60     93,239      5,470      5.87
                                       38,832     5.61      34,020      1,976       5.81     23,679      1,406      5.94
   Borrowed funds..............    ----------     ----    --------    -------      -----   --------    -------
     Total interest-bearing
       liabilities.............    $  280,061     4.69%   $263,934    $12,869       4.88%  $156,120    $ 7,900      5.06%
                                                                                                       =======
 Noninterest-bearing liabilities        8,422                9,587                            5,634
                                   ----------             --------                         --------
     Total liabilities.........    $  288,483             $273,521                         $161,754
Equity.........................        48,207               50,239                           49,358
                                   ----------             --------                         --------
     Total liabilities and equity  $  336,690              323,760                         $211,112
                                   ==========             ========                         ========
 Net interest income...........                                       $10,733                          $ 8,305
                                                                      =======                          =======
 Net interest rate spread(2)...                   2.88%                             2.81%                           2.87%
 Net interest margin (3).......                   3.45                              3.50                            4.06
 Ratio of average interest-earning
   assets to average interest-
   bearing liabilities.........                 113.98                            116.28                          130.97

                                    For the Year Ended December 31,
                                    -------------------------------
                                                1996
                                    -------------------------------
                                                            Average
                                    Average                 Yield/
                                    Balance    Interest     Cost
                                    -------    --------    --------
Assets:
 Interest-earning assets:
   First mortgage loans(1).....     $137,668    $ 11,174(8)   8.12%
   Consumer loans(1)...........       20,900       2,007      9.60
   Investment securities.......       29,827(7)    1,909      6.40
                                    --------    --------      ----
     Total interest-earning assets  $188,395    $ 15,090      8.01
                                                ========
 Noninterest-earning assets....        4,721
                                    --------
     Total assets..............     $193,116
                                    ========
Liabilities and Equity:
 Interest-bearing liabilities:
   NOW and money market
     savings...................     $ 18,704    $    530      2.83%
   Passbook savings............       18,997         432      2.27
   Certificates of Deposit.....       88,688       5,256      5.93

   Borrowed funds..............       12,114         711      5.87
     Total interest-bearing         --------    --------
       liabilities.............     $138,503    $  6,929      5.00%
                                                ========
 Noninterest-bearing liabilities       4,920
                                    --------
     Total liabilities.........     $143,423
Equity.........................       49,693
                                    --------
     Total liabilities and equity   $193,116
                                    ========
 Net interest income...........                 $  8,161
                                                ========
 Net interest rate spread(2)...                                  3.01%
 Net interest margin (3).......                                  4.33
 Ratio of average interest-earning
   assets to average interest-
   bearing liabilities.........                                136.02

--------------------
(1) Balance is net of deferred loan fees, loan discounts and loans in process. Nonaccrual loans are included in the balances.
(2) Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3) Net interest margin represents net interest income divided by average total interest-earning assets.
(4) Includes interest-bearing deposits of $13,201,000 and securities available for sale of $49,312,000.
(5) Includes interest-bearing deposits of $8,235,000 and securities available for sale of $49,590,000.
(6) Includes interest-bearing deposits of $3,912,000, securities available for sale of $22,440,000 and securities held to maturity of $750,000.
(7) Includes interest-bearing deposits of $3,323,000, securities available for sale of $16,298,000 and securities held to maturity of $10,206,000.
(8) Includes loan fee amortization of $(29,000), $(35,000) and $(33,000) for the years ended December 31, 1998, 1997 and 1996.

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

                                                            Year Ended                              Year Ended
                                                         December 31, 1998                       December 31, 1997
                                                            Compared to                             Compared to
                                                            Year Ended                              Year Ended
                                                         December 31, 1997                       December 31, 1996
                                            ----------------------------------------- ---------------------------------------
                                                  Increase/(Decrease)                     Increase/(Decrease)
                                                        Due to                                  Due to
                                            -----------------------------    Total    --------------------------    Total
                                                                  Rate/     Increase                     Rate/     Increase
                                              Volume     Rate     Volume   (Decrease)  Volume    Rate    Volume   (Decrease)
                                            ---------  --------- --------  ---------- -------- -------- --------  ----------
                                                                                (In thousands)
Interest income:
    First mortgage loans....................  $ 5,054    $  (120)  $  (49)   $ 4,885   $ 1,344   $  (76)  $   (9)   $ 1,259
    Consumer loans..........................      859        (33)     (13)       813       215      (19)      (2)       194
    Investment securities...................    1,770        (83)      12      1,699      (216)    (109)     (13)      (338)
                                              -------    -------   ------    -------   -------   ------   ------    -------
       Total interest-earning assets........  $ 7,683    $  (236)  $  (50)   $ 7,397   $ 1,343   $ (204)  $  (24)   $ 1,115
                                              =======    =======   ======    =======   =======   ======   ======    =======
Interest expense:
    NOW and money market savings............  $   663    $    27   $   29    $   719   $    87   $   13   $    2    $   102
    Passbook savings........................      184         13        6        203       (36)      (4)      --        (40)
    Certificate of deposits.................    3,897       (246)    (175)     3,476       271      (53)      (3)       215
    Borrowed funds..........................      614        (30)     (13)       571       679        8        7        694
                                              -------    -------   ------    -------   -------   ------   ------    -------
       Total interest-bearing liabilities...  $ 5,358    $  (236)  $ (153)   $ 4,969   $ 1,001   $  (36)  $    6    $   971
                                              =======    =======   ======    =======   =======   ======   ======    =======
Net change in net interest income...........  $ 2,325    $    --   $  103    $ 2,428   $   342   $ (168)  $  (30)   $   144
                                              =======    =======   ======    =======   =======   ======   ======    =======

PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

The unaudited pro forma consolidated financial statements presented on the following pages are based on the historical financial statements of the Company and Valley Financial. The unaudited pro forma consolidated statements of income for the year ended December 31, 1998 and 1997 were prepared as if the Acquisition had occurred as of the beginning of the respective periods for purposes of the combined consolidated statements of income and as if such an acquisition had occurred at December 31, 1997 for purposes of the combined consolidated statement of financial condition. The income statement for the year ended December 31, 1998 would therefore include the month ended January 31, 1998 for Valley Financial.

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

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

ACTUAL AND PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL
CONDITION
(Unaudited)

                                                                                         Actual                Pro Forma
                                                                                       December 31,           December 31,
ASSETS                                                                                    1998                   1997
                                                                                       ------------           ------------
Cash:
  Interest-bearing                                                                    $   13,201,437         $    6,481,514
  Noninterest-bearing                                                                      2,435,439              2,035,108
Securities available for sale                                                             49,882,544             58,739,131
Loans receivable, net                                                                    254,032,497            250,722,118
Loans held for sale                                                                        1,681,017                331,746
Accrued interest receivable                                                                1,933,237              2,273,563
Foreclosed real estate                                                                       186,931                 74,240
Premises and equipment, net                                                                3,616,438              3,229,924
Rental real estate                                                                         1,945,851              2,059,148
Title plant                                                                                  925,256                925,256
Goodwill                                                                                   6,387,671              6,795,123
Deferred taxes                                                                                13,490                     --
Prepaid expenses and other assets                                                            448,331                857,816
                                                                                      --------------         --------------

     Total assets                                                                     $  336,690,139         $  334,524,687
                                                                                      ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
     Deposits                                                                        $  246,690,313         $  240,689,830
     Other borrowed funds                                                                38,832,239             40,250,984
     Advances from borrowers for taxes and insurance                                      1,066,025              1,164,417
     Dividend payable                                                                       237,133                204,155
     Deferred income taxes                                                                       --                270,446
     Income taxes payable                                                                   199,224                 13,215
     Accrued expenses and other liabilities                                               1,458,391              1,514,564
                                                                                     --------------         --------------
       Total liabilities                                                                288,483,325            284,107,611
                                                                                     --------------         --------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock ($.01 par value, authorized 3,000,000 shares,
       issued and outstanding none)                                                              --                     --
     Common Stock ($.01 par value, authorized 15,500,000 shares;
       issued and outstanding 4,011,057)                                                     40,111                 40,111
     Additional paid-in capital                                                          38,135,817             37,949,598
     Retained earnings, substantially restricted                                         27,084,907             23,660,964
     Unrealized gain on securities available for sale, net of
       income taxes                                                                         358,666                354,781
     Treasury stock at cost (1,053,815 and 744,574 shares, respectively)                (16,399,403)           (10,377,937)
     Unearned shares, employee stock ownership plan                                      (1,013,284)            (1,210,441)
                                                                                     ---------------        ---------------
       Total stockholders' equity                                                        48,206,814             50,417,076
                                                                                     --------------         --------------

     Total liabilities and stockholders' equity                                      $  336,690,139         $  334,524,687
                                                                                     ==============         ==============

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                                    Year Ended
                                                                                    December 31,
                                                                             1998                 1997
                                                                        -------------         -------------
Interest income...............................                          $  24,223,861         $  23,955,770
Interest expense..............................                             13,319,040            13,401,812
                                                                        -------------         -------------

      Net interest income.....................                             10,904,821            10,553,958

Provision for loan losses.....................                                210,000               140,000
                                                                        -------------         -------------
      Net interest income after provision for
         loan losses..........................                             10,694,821            10,413,958
                                                                        -------------         -------------

Noninterest income:
      Fees and service charges................                              1,279,153             1,139,663
      Abstract fees...........................                              1,583,773             1,221,807
      Gain on sale of securities
         available for sale, net..............                                 51,362               263,870
      Other income............................                              1,054,151               769,602
                                                                        -------------         -------------
         Total noninterest income.............                              3,968,439             3,394,942
                                                                        -------------         -------------


Noninterest expense:
      Salaries and employee benefits..........                              3,650,905             3,463,118
      Premises and equipment..................                                846,223               739,524
      Data processing.........................                                583,111               429,843
      SAIF deposit insurance premiums.........                                148,226               135,206
      Goodwill amortization...................                                472,290               473,875
      Other expenses..........................                              2,277,600             2,201,702
                                                                        -------------         -------------
         Total noninterest expense............                              7,978,355             7,443,268
                                                                        -------------         -------------

Income before income taxes....................                              6,684,905             6,365,632

Provision for income taxes....................                              2,439,432             2,343,256
                                                                        -------------         -------------

Net Income....................................                          $   4,245,473         $   4,022,376
                                                                        =============         =============

Comparison of Financial Condition as of December 31, 1998, December 31, 1997 and December 31, 1996

        The pro forma statement of financial condition as of December 31, 1997 was compared with the December 31, 1998 statement of financial condition in order to more clearly present the changes in financial condition.

        Total assets increased $2.2 million, or .6%, from $334.5 million at December 31, 1997 to $336.7 million at December 31, 1998. Interest bearing cash increased $6.7 million, or 103.7%, from $6.5 million at December 31, 1997 to $13.2 million at December 31, 1998. Securities available for sale decreased $8.9 million, or 15.1%, primarily due to the sales, calls, payments and maturities on U.S. Treasury notes, U.S. Government agencies and mortgage-backed securities, partially offset by the purchase of U.S. Government agencies and mortgage-backed securities. Total loans receivable, net, increased by $3.3 million, or 1.3%, from $250.7 million at December 31, 1997 to $254.0 million at December 31, 1998, primarily due to the origination of $36.2 million of first mortgage loans secured by one-to-four family residences, purchases and originations of first mortgage loans primarily secured by multifamily residences located out of state of $24.5 million, and originations of $14.5 million of second mortgage loans. These originations and purchases were offset in part by payments, prepayments and sales of loans during the year ended December 31, 1998. Deposits increased $6.0 million, or 2.5%, from $240.7 million at December 31, 1997 to $246.7 million at December 31, 1998, primarily reflecting increases in NOW accounts and money market accounts. Other borrowings, primarily FHLB advances, decreased $1.4 million, from $38.8 million at December 31, 1997 to $37.9 million at December 31, 1998. Total shareholders' equity decreased $2.2 million from $48.2 million at December 31, 1997 to $50.4 million at December 31, 1998, primarily due to dividends paid to shareholders and funds used for repurchases of Common Stock less, net income and increased unrealized gains.

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

Comparison of Results of Operations for the Years Ended December 31, 1998 and
1997

        The pro forma statements of income for the years ended December 31, 1998 and 1997 were used for comparison purposes in order to more clearly present the changes in the results of operations.

        Interest Income. Interest income increased by $268,000 to $24.2 million for the year ended December 31, 1998 compared to $24.0 million for the year ended December 31, 1997. The increase in interest income was primarily due to a $5.4 million increase in average interest earning assets to $315.1 million for the year ended December 31, 1998, from $309.7 million for 1997. The increase in the average balances of interest earning assets primarily reflects increases in the average balances of first and second mortgage loans, partially offset by decreases in securities available for sale. These increases were primarily derived from originations of $36.2 million of first mortgage loans secured by one-to-four family residences, purchases and originations of first mortgage loans secured by multifamily residences located outside of the State of Iowa of $24.5 million and originations of $14.5 million of second mortgage loans, which originations and purchases were offset in part by payments, prepayments and sales of loans during the year ended December 31, 1998. The increase in average interest-earning assets reflects the Company's continued emphasis on residential lending. See "-Business Strategy." The decreases in available for sale securities were primarily due to the sales, calls, payments and maturities on U.S. Treasury Notes, U.S. Government agencies and mortgage-backed securities, partially offset by the purchase of U.S. Government agencies and mortgage-backed securities. The average yield on interest earning assets decreased to 7.69% for the year ended December 31, 1998 from 7.74% for the year ended December 31, 1997, primarily due to a general decrease in market interest rates.

        Interest Expense. Interest expense decreased by $83,000 to $13.3 million for the year ended December 31, 1998 compared to $13.4 million for the year ended December 31, 1997. The decrease in interest expense was primarily due to a decrease in the average cost of NOW and money market accounts, savings accounts and borrowed funds and a decrease in the average balance of borrowed funds. The decrease in the average cost of funds is due to the general decrease in market interest rates. The decrease in the average balance of borrowed funds was partially due to the utilization of excess cash funds to repay certain borrowings. This decrease was partially offset by an increase in the average balances of interest bearing-liabilities of $3.1 million, from $270.2 million for the year ended December 31, 1997, compared to $273.3 million for the year ended December 31, 1998. The increase in the average balances of interest bearing liabilities reflects an increase in the average balances of NOW accounts and money market accounts and certificates of deposit, consistent with the Company's strategy of controlled internal growth. The average cost of interest bearing liabilities decreased from 4.96% for the year ended December 31, 1997 to 4.87% for the year ended December 31, 1998, reflecting changes in the distribution of NOW and money market savings accounts and borrowing of funds with longer maturities and, to a lesser extent, decreases in the average cost of NOW and money market savings accounts and borrowed funds.

        Net Interest Income. Net interest income before provision for loan losses increased by $351,000 to $10.9 million for the year ended December 31, 1998 from $10.6 million for the year ended December 31, 1997. The increase is primarily due to the increases in the average interest earning assets and decreases in the cost of interest bearing liabilities, offset in part by decreases in the average interest bearing liabilities and decreases in the average yield on interest bearing assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased from 2.78% for the year ended December 31, 1997 to 2.82% for the year ended December 31, 1998. The increase in the spread reflects the general decline in the overall costs on interest bearing liabilities in excess of the decline in yields on the interest-earning assets combined with the increase in the average interest bearing assets in excess of the increase in the interest bearing liabilities.

        The following table sets forth certain information relating to the Company's pro forma average balance sheets and reflects the pro forma average yield on assets and pro forma average cost of liabilities for the years ended December 31, 1998 and 1997.

                                                                         For Years Ended December 31,
                                                -------------------------------------------------------------------------
                                                              1998                                   1997
                                                -----------------------------------   -----------------------------------
                                                  Average                 Average      Average                  Average
                                                  Balance    Interest    Yield/Cost    Balance     Interest    Yield/Cost
                                                  -------    --------    ----------    -------     --------    ----------
                                                                         (Dollars in thousands)
Assets:
 Interest-earning assets:
   Loans.....................................    $ 253,863   $  20,737        8.17%   $ 238,973    $  19,768         8.27%
   Securities available for sale.............       53,138       3,106        5.85       65,556        3,914         5.97
   Interest bearing cash.....................        8,103         381        4.70        5,167          274         5.31
                                                 ---------   ---------   ---------    ---------    ---------    ---------
     Total interest-earning assets...........      315,104   $  24,224        7.69%     309,696    $  23,956         7.74%
                                                             ---------   ---------                 ---------    ---------
 Noninterest-earning assets..................       18,299                               18,215
                                                 ---------                            ---------
     Total assets............................    $ 333,403                            $ 327,911
                                                 =========                            =========

Liabilities and Equity:
 Interest-bearing liabilities:
   NOW and money market savings..............    $  46,457   $   1,416        3.05%   $  42,295    $   1,325         3.13%
   Savings...................................       26,329         616        2.34       26,465          650         2.46
   Certificates of deposit...................      165,207       9,236        5.59      161,888        9,070         5.60
   Borrowed funds............................       35,275       2,051        5.81       39,512        2,357         5.96
                                                 ---------   ---------   ---------    ---------    ---------    ---------
 Total interest-bearing liabilities..........      273,268   $  13,319        4.87%     270,160    $  13,402         4.96%
                                                             ---------   ---------                 ---------    ---------
 Noninterest-bearing liabilities.............        9,896                                8,394
                                                 ---------                            ---------
     Total liabilities.......................      283,164                              278,554
 Equity......................................       50,239                               49,357
                                                 ---------                            ---------
     Total liabilities and equity ...........    $ 333,403                            $ 327,911
                                                 =========                            =========

Net interest income..........................                $  10,905                             $  10,554
                                                             =========                             =========
Net interest rate spread.....................                                 2.82%                                  2.78%
                                                                         =========                              =========
Net interest margin..........................                                 3.46%                                  3.41%
                                                                         =========                              =========
Ratio of average interest-earning assets to
 average interest-bearing liabilities........                               115.31%                                114.63%
                                                                         =========                              =========

          Provision for Loan Losses. The Company's provision for loan losses was $210,000 and $140,000 for years ended December 31, 1998 and December 31, 1997, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, which includes a significant amount of multifamily loans, substantially all of which are purchased and are secured by properties located out of state, and other factors related to the collectibility of the Company's loan portfolio. The net charge offs were $28,000 for the year ended December 31, 1998 as compared to $124,000 for the year ended December 31, 1997. The resulting allowance for loan loss was $2.7 million at December 31, 1998 as compared to $2.5 million at December 31, 1997.

          The increase in the allowance is primarily due to the increase in total loans from $253.8 million at December 31, 1997 to $259.4 million at December 31, 1998. The allowance for loan losses as a percentage of total loans receivable increased to 1.03% at December 31, 1998 from 0.99% at December 31, 1997. The level of nonperforming loans has increased to $956,000 at December 31, 1998 from $317,000 at December 31, 1997. See "Asset Quality".

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

          Noninterest income. Total noninterest income increased by $573,000, or 16.9%, to $4.0 million for the year ended December 31, 1998 from $3.4 million for the year ended December 31, 1997. The increase is due to increases in fees and service charges, abstract fees and other income, partially offset by a decrease in the gain on the sale of investments. Fees and service charges increased $139,000 due to increases in overdraft fees on NOW accounts, service charges on NOW and savings accounts and loan prepayment fees. Abstract fees increased $362,000 due to increased sales volume. Sales volume increased in part due to a general decline in market interest rates. Other income increased by $285,000, primarily due to an increase in loan origination and commitment fees from First Iowa Mortgage, an increase in insurance sales, the rental income from the Bank's investment in the Northridge Apartment Limited Partnership, offset in part by a decrease in annuity sales. Non interest income for the year ended December 31, 1998 also reflects gains on the sales of securities available for sale of $51,000, as compared to gains on the sale of such securities of $264,000 for the 1997 comparable period due to a substantial portion of the Holding Company's available for sale securities being sold in 1997. See "-Business Strategy-Increased Noninterest Income".

          Noninterest Expense. Total non-interest expense increased by $535,000 to $8.0 million for the year ended December 31, 1998 from $7.4 million for the year ended December 31, 1997. The increase is primarily due to an increase in the employee salaries and benefits, premises and equipment, data processing and SAIF deposit insurance premiums. The increase in salaries and benefits was primarily a result of the expenses associated with the ESOP, normal salary increases, an increase in the number of employees and one time costs associated with the acquisition of Valley Financial. The increase in premises and equipment was primarily a result of purchases of computer equipment for the Bank and one time costs associated with the acquisition of Valley Financial. The increase in data processing is due to normal annual increases and one time costs associated with the acquisition of Valley Financial. The increase in SAIF deposit insurance premiums were due to a corresponding increase in the deposits at the Bank. The Company's efficiency ratio for the year ended December 31, 1998 and 1997 were 53.64% and 53.36%, respectively. The Company's ratio of noninterest expense to average assets for the year ended December 31, 1998 and 1997 were 2.39% and 2.27%, respectively.

          Income Taxes. Income taxes increased by $96,000 to $2.4 million for the year ended December 31, 1998 as compared to $2.3 million for the year ended December 31, 1997. The increase was principally due to an increase in pre-tax earnings during the 1998 period as compared to the 1997 period, offset in part by an increase in the tax credits recognized from the Bank's investment in the Northridge Apartments Limited Partnership in 1998 as compared to 1997.

          Net Income. Net income totalled $4.2 million for the year ended December 31, 1998 compared to $4.0 million for the same period in 1997.

Comparison of Results of Operations for the Years Ended December 31, 1997 and
1996

          The actual statements of income for the years ended December 31, 1997 and 1996 were used for comparison purposes.

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

          Interest Expense. Interest expense increased by $971,000 to $7.9 million for the year ended December 31, 1997 compared to $6.9 million for the year ended December 31, 1996. The increase in interest expense was primarily due to a $17.6 million increase in the average balances of interest bearing liabilities to $156.1 million for the year ended December 31, 1997 compared to $138.5 million for comparable 1996 period. The increase in the average balances of interest bearing liabilities reflects an increase in the average balances of certificates of deposit and borrowed funds, consistent with the Company's strategy of controlled internal growth. The increase of $11.6 million, or 95.5%, of the average balance of borrowed funds from 1996 reflects the repayment of borrowed funds with the proceeds of the Conversion in 1996 and the increase of borrowed funds subsequent to the Conversion to fund asset growth. The average cost of interest bearing liabilities increased to 5.06% for the year ended December 31, 1997 from 5.00% for the year ended December 31, 1996, reflecting changes in the distribution of NOW and money market savings accounts and borrowing of funds with longer maturities and to a lesser extent increases in the average cost of NOW and money market savings accounts and borrowed funds. This was offset in part by a decline in the average cost of certificates of deposit, primarily reflecting maturities of certificates of deposit at a rate of higher than the current market rate.

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

          Noninterest income. Total noninterest income increased by $644,000, or 34.0%, to $2.5 million for the year ended December 31, 1997 from $1.9 million for the year ended December 31, 1996. The increase is due to increases in abstract fees, other income and gain on the sale of investments. Abstract fees increased $291,000 due to increased sales volume, which is in part attributable to the purchase of the assets of an abstract company in December, 1996. Other income increased by $41,000, primarily due to the rental income from the Bank's investment in the Northridge Apartment Limited Partnership, offset in part by decreases in annuity sales. Non interest income for the year ended December 31, 1997 also reflects gains on the sales of securities available for sale of $249,000, as compared to gains on the sale of such securities of $14,000 for the 1996 comparable period due to a substantial portion of the Holding Company's available for sale securities being sold in 1997. See "-Business Strategy-Increasing Noninterest Income".

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

Year 2000 Compliance

            The Year 2000 ("Y2K") issue is a serious operational problem that is widespread and complex, affecting all industries. The problem consists essentially of the risk that programming code in existing computer systems will fail to properly recognize the new millennium when it occurs in the Year 2000. Many computer programs and related hard-printed memory circuits were developed with six-digit date fields. These programs and memory circuits were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Because banks rely heavily on their computer systems, the Federal Financial Institutions Examination council ("FFIEC") has placed significant emphasis on the problems surrounding the Year 2000 issues and has required financial institutions to document the assessment, testing and corrections made to ready their computer systems and programs for the Year 2000 date change. The FFIEC and the OTS have strict regulations, guidelines and milestones in place that each FDIC insured financial institution must follow in order to remain operational. The Company's board of directors has remained informed of the Company's position and progress in its Year 2000 project.

          In addition, noninformation technology systems, such as telephones, copiers and elevators, may also contain embedded technology which controls its operation and which may be effected by the Y2K problem. When the Year 2000 arrives, systems, including some of those with embedded chips, may not work properly because of the way they store date information. They may not be able to deal with the date 01/01/00, and may not be able to deal with operational 'cycles' such as 'do X every 100 days'. Thus, even noninformation technology systems may affect the normal operations of the Company upon arrival of the Year 2000.

          In order to address the Y2K issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Y2K Problem, assess its potential impact on the operations of the Company, monitor the progress of FIserv, Inc. of Milwaukee ("FIserv") and other third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for all critical systems. An internal committee of the Company has been formed to address the potential risks that Y2K poses for the Company. The Company's Y2K committee has completed the awareness, inventory and assessment phases of Y2K. The testing of the Company's internal computer system and software should be completed by the first part of the second quarter of 1999. The Company's most critical exposure to Y2K system problems is with its data processing provider, FIserv. FIserv's Vision system has been reported as being Y2K ready as of February, 1999. During the first and early second quarter of 1999, the Company intends to complete the testing phase of Y2K. Management anticipates that the enhancements necessary to prepare its mission critical systems for Y2K will be completed during the second quarter of 1999. Although the effort to prepare for Y2K is intended to address all Y2K issues, the Company has developed a contingency plan to address potential Y2K issues that arise from noncompliance. Contingency plans have been developed on a department-by-department basis in anticipation of the possibility of unplanned system difficulties or failure of third parties to successfully prepare for Y2K. It is expected that most of these plans will provide for some types of manual record keeping and reporting procedures. The testing phase on the Company's contingency plan will begin in the second quarter of 1999.

          The Company anticipates that it has and will incur internal staff costs, consulting costs, data processing costs, additional purchase of equipment and other expenses related to the enhancements necessary to prepare its systems for Y2K. The Company has replaced some equipment, software and incurred consulting fees at a cost of approximately $40,000. Management anticipates the additional costs associated with Year 2000 compliance will not exceed $100,000. Any personnel and consulting costs have been and will continue to be expensed as incurred.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES

                  See Item 7. Management Discussion and Analysis. "Discussion of Market Risk - Interest Rate Sensitivity Analysis."



ITEM 8.           FINANCIAL STATEMENTS



                         NORTH CENTRAL BANCSHARES, INC.
                                AND SUBSIDIARIES


                         INDEX TO FINANCIAL STATEMENTS



        ---------------------------------------------------------
        INDEPENDENT AUDITOR'S REPORT.......................................63
        ---------------------------------------------------------



        FINANCIAL STATEMENTS
         Consolidated statements of financial condition....................64
         Consolidated statements of income.................................65
         Consolidated statements of shareholders' equity...................66
         Consolidated statements of cash flows.............................67
         Notes to consolidated financial statements........................69


        ---------------------------------------------------------

                    [LETTERHEAD OF MC GLADREY & PULLEN, LLP]




                          Independent Auditor's Report


To the Board of Directors
North Central Bancshares, Inc.
Fort Dodge, Iowa

We have audited the accompanying consolidated statements of financial condition of North Central Bancshares, Inc., and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the three years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of North Central Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the three years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.


                                             /s/ MC GLADREY & PULLEN, LLP


Des Moines, Iowa
February 10, 1999

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 1998 and 1997

ASSETS                                                                                1998              1997
-------------------------------------------------------------------------------------------------------------------
CASH:
   Interest-bearing                                                          $       13,201,437 $        2,462,809
   Noninterest-bearing                                                                2,435,439            982,354
Securities available-for-sale (Notes 3 and 9)                                        49,882,544         19,815,913
Loans receivable, net (Notes 4, 5, 9 and 15)                                        254,032,497        191,248,830
Loans held for sale                                                                   1,681,017
Accrued interest receivable (Note 6)                                                  1,933,237          1,300,495
Foreclosed real estate                                                                  186,931             67,107
Premises and equipment, net (Note 7)                                                  3,616,438          2,143,016
Rental real estate                                                                    1,945,851          2,059,148
Title plant                                                                             925,256            925,256
Goodwill                                                                              6,387,671            195,628
Deferred taxes (Note 10)                                                                 13,490            105,139
Prepaid expenses and other assets                                                       448,331            647,913
                                                                             --------------------------------------

              Total assets                                                   $      336,690,139 $      221,953,608
                                                                             ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits (Note 8)                                                         $      246,690,313 $      141,123,707
   Borrowed funds (Note 9)                                                           38,832,239         28,550,000
   Advances from borrowers for taxes and insurance (Note 5)                           1,066,025            918,369
   Dividend payable                                                                     237,133            204,155
   Income taxes payable                                                                 199,224            194,325
   Accrued expenses and other liabilities                                             1,458,391            545,976
                                                                             --------------------------------------
              Total liabilities                                                     288,483,325        171,536,532
                                                                             --------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 14 and 17)

STOCKHOLDERS' EQUITY  (Notes 12 and 18)
   Common stock, $.01 par value, authorized 15,500,000 shares;
      issued and outstanding 1998 and 1997 4,011,057 shares                              40,111             40,111
   Preferred stock, $.01 par value, authorized 3,000,000 shares;
      issued and outstanding 1998 and 1997 none
   Additional paid-in capital                                                        38,135,817         37,949,598
   Retained earnings, substantially restricted (Note 10)                             27,084,907         23,660,964
   Unearned shares, employee stock ownership plan (Note 11)                         (1,013,284)        (1,210,441)
   Accumulated other comprehensive income                                               358,666            354,781
   Less cost of treasury stock, 1998 1,046,608 shares;
      1997 744,574 shares                                                          (16,399,403)       (10,377,937)
                                                                             --------------------------------------
              Total stockholders' equity                                             48,206,814         50,417,076
                                                                             --------------------------------------

              Total liabilities and stockholders' equity                     $      336,690,139 $      221,953,608
                                                                             ======================================

See Notes to Consolidated financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 1998, 1997 and 1996

                                                                      1998             1997             1996
------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans receivable:
      First mortgage loans                                      $    17,317,988 $     12,432,797 $     11,173,567
      Consumer loans                                                  3,013,947        2,200,965        2,007,185
   Securities and cash deposits                                       3,269,617        1,570,932        1,909,267
                                                                --------------------------------------------------
                                                                     23,601,552       16,204,694       15,090,019
                                                                --------------------------------------------------
Interest expense:
   Deposits (Note 8)                                                 10,893,081        6,493,931        6,217,234
   Other borrowed funds                                               1,975,879        1,405,679          711,418
                                                                --------------------------------------------------
                                                                     12,868,960        7,899,610        6,928,652
                                                                --------------------------------------------------

              Net interest income                                    10,732,592        8,305,084        8,161,367

Provision for loan losses (Note 4)                                      210,000          240,000          240,000
                                                                --------------------------------------------------
              Net interest income after provision
                 for loan losses                                     10,522,592        8,065,084        7,921,367
                                                                --------------------------------------------------

Noninterest income:
   Fees and service charges                                           1,243,248          656,695          579,999
   Abstract fees                                                      1,583,773        1,221,807          931,031
   Mortgage banking fees                                                339,397
   Gain on sale of securities available-for-sale, net                    51,362          248,526           13,774
   Other income                                                         696,919          409,968          368,691
                                                                --------------------------------------------------
              Total noninterest income                                3,914,699        2,536,996        1,893,495
                                                                --------------------------------------------------

Noninterest expense:
   Salaries and employee benefits (Note 11)                           3,482,210        2,208,807        2,003,701
   Premises and equipment                                               811,725          444,231          420,633
   Data processing                                                      553,288          258,250          243,762
   SAIF special assessment                                                                                817,275
   SAIF deposit insurance premiums                                      142,932           84,742          278,563
   Goodwill amortization                                                435,817           27,947           28,973
   Other expenses (Note 13)                                           2,145,854        1,552,675        1,145,477
                                                                --------------------------------------------------
              Total noninterest expense                               7,571,826        4,576,652        4,938,384
                                                                --------------------------------------------------

              Income before income taxes                              6,865,465        6,025,428        4,876,478

Provision for income taxes (Note 10)                                  2,480,620        2,108,304        1,743,557
                                                                --------------------------------------------------

              Net income                                        $     4,384,845 $      3,917,124 $      3,132,921
                                                                ==================================================

Basic earnings per common share (Note 19)                       $          1.44 $           1.23 $           0.82

Earnings per common share - assuming dilution (Note 19)                    1.40             1.21             0.82

Dividends declared per common share (Note 12)                              0.32             0.25             0.28

See Notes to Consolidated Financial Statements.

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 1998 and 1997

                                                                                                    Employee
                                                                        Additional                   Stock
                                               Comprehensive   Common    Paid-In      Retained     Ownership
                                                   Income      Stock     Capital      Earnings        Plan
---------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995
 Comprehensive income:
  Net income                                     $3,132,921    $37,000  $12,350,840  $18,220,626  $  (768,790)
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax (Note 3)                  12,445          -           -     3,132,921            -
                                                 ----------
      Total comprehensive income                 $3,145,366          -           -             -            -
                                                 ==========
 Reorganization and conversion to stock form
  and proceeds from issuance of common stock                     3,111   26,249,048            -            -
   in connection therewith
 Purchase of treasury stock                                          -            -            -            -
 Dividends on common stock                                           -            -     (821,943)           -
 Expenses incurred relating to conversion to
  stock form                                                         -     (844,469)           -            -
 Unearned ESOP shares                                                -            -            -     (840,000)
 Effect of contribution to employees stock
  ownership plan                                                     -       41,192            -      191,835
                                                               ------------------------------------------------
  Balance, December 31, 1997                                    40,111   37,796,611   20,531,604   (1,416,955)
 Comprehensive income:
  Net income                                     $3,917,124          -            -    3,917,124            -
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax (Note 3)                 281,684          -            -            -            -
                                                 ----------
      Total comprehensive income                 $4,198,808
                                                 ==========
 Purchase of treasury stock                                          -            -            -            -
 Dividends on common stock                                           -            -     (787,764)           -
 Effect of contribution to employees stock
  ownership plan                                                     -      147,968            -     (206,514)
 Effect of stock options exercised                                   -        5,019            -            -
                                                               ------------------------------------------------
Balance, December 31, 1996                                      40,111   37,949,598   23,660,964   (1,210,441)
 Comprehensive income:
  Net income                                     $4,384,845          -            -    4,384,845            -
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax (Note 3)                   3,885          -            -            -            -
                                                 ----------
      Total comprehensive income                 $4,388,730
                                                 ==========
 Purchase of treasury stock                                          -            -            -            -
 Dividends on common stock                                           -            -     (960,902)           -
 Effect of contribution to employees stock
  ownership plan                                                     -      206,636            -      191,157
 Effect of stock options exercise                                    -      (20,417)           -            -
                                                               ------------------------------------------------
Balance, December 31, 1998                                     $40,111  $38,135,817  $27,084,907  $(1,013,284)
                                                               ================================================

                                                Accumulated
                                                   Other                      Total
                                               Comprehensive   Treasury   Stockholders'
                                                   Income        Stock       Equity
---------------------------------------------------------------------------------------
Balance, December 31, 1995
 Comprehensive income:
  Net income                                      $ 60,652   $          -  $29,900,328
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax (Note 3)                      -              -    3,132,921

      Total comprehensive income                    12,445              -       12,445

 Reorganization and conversion to stock form
  and proceeds from issuance of common stock             -              -   26,252,159
   in connection therewith
 Purchase of treasury stock                              -     (7,789,661)  (7,789,661)
 Dividends on common stock                               -              -     (821,943)
 Expenses incurred relating to conversion to
  stock form                                             -              -     (844,469)
 Unearned ESOP shares                                    -              -     (840,000)
 Effect of contribution to employees stock
  ownership plan                                         -              -      233,027
                                               ---------------------------------------
  Balance, December 31, 1996                        73,097     (7,789,661)  49,234,807
 Comprehensive income:
  Net income                                             -              -    3,917,124
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax (Note 3)                281,684              -      281,684

      Total comprehensive income

 Purchase of treasury stock                              -     (2,706,750)  (2,706,750)
 Dividends on common stock                               -              -     (787,764)
 Effect of contribution to employees stock
  ownership plan                                         -              -      354,482
 Effect of stock options exercise                        -        118,474      123,493
                                               ---------------------------------------
Balance, December 31, 1997                         354,781    (10,377,937)  50,417,076
 Comprehensive income:
  Net income                                             -              -    4,384,845
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax (Note 3)                  3,885              -        3,885

      Total comprehensive income

 Purchase of treasury stock                              -     (6,164,419)  (6,164,419)
 Dividends on common stock                               -              -     (960,902)
 Effect of contribution to employees stock
  ownership plan                                         -              -      403,793
 Effect of stock options exercised                       -        142,953      122,536
                                               ---------------------------------------
Balance, December 31, 1998                        $358,666   $(16,399,403) $48,206,814
                                               =======================================

See Notes to Consolidated Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 1998, 1997 and 1996

                                                                    1998              1997               1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $  4,384,845     $   3,917,124      $   3,132,921
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Provision for loan losses                                        210,000           240,000            240,000
      Depreciation                                                     488,989           298,927            202,911
      Amortization and accretion                                       539,878            74,219          (163,796)
      Deferred taxes                                                 (164,846)          (80,591)          (143,069)
      Effect of contribution to employee stock
        ownership plan                                                 403,793           354,482            185,027
      (Gain) on sale of foreclosed real estate and
        loans, net                                                     (4,726)           (7,499)           (16,924)
      (Gain) on sale of securities available-for-sale                 (51,362)         (248,526)           (13,774)
      Loss on disposal of equipment                                      9,191             3,321             19,781
      Net (increase) in loans held for sale (1,681,017) Change in assets and liabilities:
        Decrease in accrued interest receivable                        386,631            27,238             87,378
        Decrease in income taxes receivable                                                                  31,766
        (Increase) decrease in prepaid expenses and
           other assets                                                453,985         (301,190)        (1,449,942)
        Increase in income taxes payable                                25,036            29,211            182,826
        Increase (decrease) in accrued expenses and
           other liabilities                                          (41,121)             3,950             34,345
                                                            --------------------------------------------------------
              Net cash provided by operating
                  activities                                         4,959,276         4,310,666          2,329,450
                                                            --------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in loans                                 20,168,334       (3,298,056)       (10,546,067)
   Purchase of loans                                              (24,644,011)      (22,363,597)        (7,499,489)
   Proceeds from sale of securities available-for-sale               4,445,868         3,204,196             53,891
   Purchase of securities available-for-sale                      (18,371,558)       (2,777,723)       (15,314,175)
   Proceeds from maturities of securities
      available-for-sale                                            25,460,742         3,500,000
   Proceeds from maturities of securities
      held-to-maturity                                                                 3,500,000         12,500,000
   Purchase of premises, equipment and rental real
      estate                                                         (776,473)         (981,010)          (381,450)
   Proceeds from sale of equipment                                          58            31,325                100
   Purchase of title plant                                                                                (110,947)
   Proceeds from sale of title plant                                                      45,000
   Cash paid in connection with acquisition of Valley
      Financial Corporation net of cash received                   (8,568,743)
   Other                                                                69,974            62,925             16,442
                                                            --------------------------------------------------------
              Net cash (used in) investing activities              (2,215,809)      (19,076,940)       (21,281,695)
                                                            --------------------------------------------------------
                                  (Continued)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

Years Ended December 31, 1998, 1997 and 1996

                                                                    1998               1997              1996
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                       $  6,297,514      $  11,401,663     $   3,049,731
   Net increase (decrease) in advances from
      borrowers for taxes and insurance                              (154,127)             72,881            63,943
   Net change in short-term borrowings                                                (3,000,000)       (7,965,000)
   Proceeds from other borrowed funds                               16,542,000         21,250,000         9,300,000
   Payments of other borrowed funds                                (6,259,761)       (12,035,000)         (892,000)
   Proceeds from conversion to stock form                                                                25,412,159
   Payments for expenses incurred relating to
      conversion to stock form                                                                            (642,326)
   Purchase of treasury stock                                      (6,164,419)        (2,706,750)       (7,789,661)
   Proceeds from issuance of treasury stock                            114,963            105,781
   Dividends paid                                                    (927,924)          (813,953)         (719,428)
                                                            --------------------------------------------------------
              Net cash provided by financing
                  activities                                         9,448,246         14,274,622        19,817,418
                                                            --------------------------------------------------------

              Net increase (decrease) in cash                       12,191,713       (14,766,274)      (18,952,245)

CASH
   Beginning                                                         3,445,163          3,936,815         3,071,642
                                                            --------------------------------------------------------
   Ending                                                   $       15,636,876 $     (10,829,459) $    (15,880,603)
                                                            ========================================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW
   INFORMATION
   Cash payments for:
      Interest paid to depositors                           $       10,989,646 $        6,479,044 $       6,236,351
      Interest paid on borrowings                                    1,975,691          1,477,850           684,894
      Income taxes                                                   2,628,003          2,180,268         1,656,411

See Notes to Consolidated Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 1.  Significant Accounting Policies
Organization, nature of business and basis of presentation: North Central Bancshares, Inc., (the Company), an Iowa corporation, is a unitary savings and loan holding company that owns 100% of the outstanding stock of First Federal Savings Bank of Iowa (the Bank), which is a federally chartered stock savings bank that conducts its operations from its main office located in Fort Dodge, Iowa, and six branch offices located in Fort Dodge, Nevada, Ames, Burlington and Mt. Pleasant, Iowa.

The Company was created as part of a reorganization and conversion effected by the Bank and North Central Bancshares, M.H.C. (the MHC) which became effective on March 20, 1996. See Note 17 for a more complete description of the reorganization and conversion.

Prior to March 20, 1996, the MHC owned approximately 65% of the Bank with the remaining 35% owned by members of the general public (including directors and officers of the Bank). The MHC became effective on August 31, 1994, when First Federal Savings Bank of Iowa (the mutual savings bank) converted to a federal mutual holding company and concurrently formed a new federally chartered stock savings bank subsidiary (the Bank). See Note 16 for a more complete description.

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

Effective January 1, 1998, the Bank adopted FASB Statement No. 130, which was issued in June 1997. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components, but has no effect on the Bank's net income or total stockholders' equity. Statement No. 130 requires unrealized gains and losses on the Bank's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

Principles of consolidation: The consolidated financial statements, as described above, include the accounts of the Company and its wholly-owned subsidiary, the Bank and the Bank's wholly-owned subsidiaries, First Financial Service Corporation (which sells insurance and annuity products and originates equipment leases), First Iowa Title Services, Inc. (which provides real estate abstracting services), Northridge Apartments Limited Partnership (which owns a multifamily apartment building) and First Iowa Mortgage, Inc. (which originates and sells mortgage loans in the secondary market). All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting estimates and assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term relates to the determination of the allowance for loan losses.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Securities available-for-sale: Securities classified as available-for-sale are those debt and equity securities the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Securities available-for-sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of the related deferred tax effect. The amortization of premiums and accretion of discounts is computed by the interest method over their contractual lives.

Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Loans held for sale: Loans held for sale are those loans held with the intent to sell in the foreseeable future. They are carried at the lower of aggregate cost or market value. Sales are made without recourse and any gain or loss is recognized at the settlement date.

Loans receivable: Loans receivable are stated at unpaid principal balances, less the allowance for loan losses, net deferred loan origination fees and unearned discounts.

Discounts on first mortgage loans are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

The allowance for loan losses is increased by provisions charged to income and reduced by charge-offs, net of recoveries. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.

Uncollectible interest on loans that are contractually past due is charged-off or an allowance is established based on management's periodic evaluation, generally when loans become 90 days past due. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments is no longer in doubt, in which case the loan is returned to accrual status.

Loan origination fees and related costs: Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans, adjusted for estimated prepayments based on the Bank's historical prepayment experience.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

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

Premises and equipment: Premises and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed primarily by straight-line and double-declining balance methods over the estimated useful lives of the assets.

Rental real estate: Rental real estate is comprised of a low-income housing, multifamily apartment building and equipment which is stated at cost, net of accumulated depreciation. Depreciation is computed primarily by the straight-line and double-declining balance methods over the estimated useful lives of the assets.

Title plant: Title plant is carried at cost and, in accordance with FASB Statement No. 61, is not depreciated. Costs incurred to maintain and update the title plant are expensed as incurred.

Goodwill: Goodwill is stated at cost, net of accumulated amortization and is being amortized over 10 - 15 years using the straight-line method.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of the deferred tax assets, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share: Basic earnings per share and earnings per common share - assuming dilution were computed using the methodology prescribed by FASB Statement No. 128 Earnings per Share. The basic earnings per common share amounts were computed using the weighted average number of shares outstanding during the periods presented. The earnings per common share amounts - assuming dilution were computed using the weighted average number of shares outstanding during the periods presented, adjusted for the effect of dilutive potential common shares outstanding which consists of stock options granted. In accordance with Statement of Position 93-6, shares owned by the ESOP that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Stock-option plan: SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. However, the standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to apply the intrinsic value based method of accounting for stock options issued to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Fair value of financial instruments: FASB Statement No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheets, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

   Cash: The carrying amount of cash represents the fair value.

   Securities: Fair values for all securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

   Loans: For variable-rate loans that reprice frequently and have experienced no significant change in credit risk, fair values are based on carrying values. Fair values for all other loans are estimated based on discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

   Deposits: Fair values disclosed for demand, NOW, savings and money market savings deposits equal their carrying amounts, which represent the amount payable on demand. Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

   Borrowed funds: The fair value of borrowed funds is estimated based on discounted cash flows using currently available borrowing rates.

   Accrued interest receivable and payable: The fair values of both accrued interest receivable and payable are their carrying amounts.

   Commitments to extend credit: The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties. At December 31, 1998 and 1997, the carrying amount and fair value of the commitments were not significant.

Note 1.  Business Combination
As the close of business on January 30, 1998, the Bank completed the acquisition of Valley Financial Corp. ("Valley Financial") pursuant to an Agreement and Plan of Merger, dated as of September 19, 1997. The acquisition resulted in the merger of Valley Financial's wholly-owned subsidiary, Valley Savings Bank, FSB ("Valley Savings") with and into the Bank, with the Bank as the resulting financial institution. Valley Savings, headquartered in Burlington, Iowa, was a federally-charted stock savings bank with three branch offices located in southeastern Iowa. The former offices of Valley Savings are being operated as branches of the Bank.

In connection with the acquisition, each share of Valley Financial's common stock, par value $1.00 per share, issued and outstanding (other than shares held as treasury stock of Valley Financial) was canceled and converted automatically into the right to receive $525 per share in cash pursuant to the terms and conditions of the Merger Agreement. As a result of the acquisition, shareholders of Valley Financial were paid a total of $14,726,250 in cash. The excess of the total acquisition cost over the fair value of the net assets acquired of $6,627,859 is being amortized over 15 years by the straight-line method. The acquisition was accounted for as a purchase transaction and therefore, the operating results of the former offices of Valley Savings Bank are included in the 1998 operating results of the Company only from the date of acquisition through December 31, 1998.

The following is a summary of the assets acquired and liabilities assumed in connection with the acquisition of Valley Financial Corporation:

   Cash                                                        $   6,157,507
   Securities                                                     41,818,057
   Loans                                                          58,567,364
   Accrued interest receivable                                     1,019,373
   Premises and equipment                                          1,081,890
   Goodwill                                                        6,627,859
   Prepaid expenses and other assets                                 228,785
   Deposits                                                      (99,269,092)
   Advances from borrowers for taxes and insurance                  (301,783)
   Deferred income taxes                                            (262,738)
   Accrued taxes payable                                              12,565
   Accrued expenses and other liabilities                           (953,537)
                                                               -------------
              Cash paid                                           14,726,250

   Less: cash received                                            (6,157,507)
                                                               -------------
              Cash paid, net of cash received                  $   8,568,743
                                                               =============

Unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997, as though Valley Savings Bank had been acquired as of January 1, 1997, follow:

                                                      1998         1997
                                                  -------------------------

Net interest income                               $ 10,904,821 $ 10,553,958
Net income                                           4,245,473    4,022,376
Basic earnings per common share                           1.39         1.26
Earnings per common share - assuming dilution             1.36         1.24

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 3. Securities
Securities available-for-sale as of December 31, 1998, were as follows:

                                                          Gross        Gross
                                        Amortized Cost  Unrealized   Unrealized
                                                          Gains       (Losses)     Fair Value
                                        --------------------------------------------------------
   Equity securities:
      Federal Home Loan Bank
        stock                           $  2,379,400   $            $              $  2,379,400
      FHLMC preferred stock                  975,000       20,748                       995,748
      FNMA preferred stock                 5,134,375      268,661                     5,403,036
      Other                                  861,509       92,573       (29,376)        924,706
                                        --------------------------------------------------------
                                           9,350,284      381,982       (29,376)      9,702,890
                                        --------------------------------------------------------
   Debt securities:
      U.S. Treasury notes                  9,325,175       84,919                     9,410,094
      U.S. Government agencies            18,859,431       48,583       (23,939)     18,884,075
      State and political
        subdivisions                       4,282,940       95,195          (182)      4,377,953
      Mortgage-backed securities           7,493,887       27,042       (13,397)      7,507,532
                                        --------------------------------------------------------
                                          39,961,433      255,739       (37,518)     40,179,654
                                        --------------------------------------------------------
                                        $ 49,311,717  $   637,721   $   (66,894)   $ 49,882,544
                                        ========================================================

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Securities available-for-sale as of December 31, 1997, were as follows:

                                                           Gross        Gross
                                        Amortized Cost   Unrealized   Unrealized
                                                           Gains       (Losses)    Fair Value
                                        -------------------------------------------------------
   Equity securities:
      Federal Home Loan Bank
        stock                           $   1,549,700     $       -    $      -   $  1,549,700
      FHLMC preferred stock                 1,005,810             -      (3,978)     1,001,832
      FNMA preferred stock                  5,134,375       265,445           -      5,399,820
      Other                                   557,078       261,858           -        818,936
   Debt securities
      U.S. Treasury notes                  10,995,766        50,994      (1,135)    11,045,625
                                        -------------------------------------------------------
                                        $  19,242,729     $ 578,297    $ (5,113)  $ 19,815,913
                                        =======================================================

The amortized cost and fair value of debt securities as of December 31, 1998, by contractual maturity are shown below. Certain securities have call features which allow the issuer to call the security prior to maturity. Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties. Therefore, these securities are not included in the maturity categories in the following maturity summary:

                                       Securities Available-for-Sale
                                     ----------------------------------
                                      Amortized Cost       Fair Value
                                     ----------------------------------

   Due in one year or less            $   5,011,439      $   5,045,059
   Due from one to five years            15,146,447         15,132,285
   Due from five to ten years            10,747,060         10,851,721
   Due after ten years                    1,562,600          1,642,057
   Mortgage-backed securities             7,493,887          7,508,532
                                     ----------------------------------
                                      $  39,961,433      $  40,179,654
                                     ==================================

Gross gains of $71,923, $248,526 and $13,774 were realized on the sale of available-for-sale securities in 1998, 1997 and 1996, respectively. Gross losses of $20,561, none and none were realized on the sale of available-for-sale securities in 1998, 1997 and 1996, respectively.

At December 31, 1998, the Bank has pledged securities available-for-sale with a carrying amount of approximately $9,585,000 as collateral for certain deposits.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The components of other comprehensive income - unrealized gains on securities for the years ended December 31, 1998, 1997 and 1996, were as follows:

                                                               1998         1997        1996
                                                           -------------------------------------
   Unrealized holding gains arising during
      the period                                           $    57,558 $    697,783 $    33,622
   Less reclassification adjustment for net gains
      realized in net income                                    51,362      248,526      13,774
                                                           -------------------------------------
              Net unrealized gains before tax
                 (expense)                                       6,196      449,257      19,848
   Tax (expense)                                               (2,311)    (167,573)     (7,403)
                                                           -------------------------------------
              Other comprehensive income - net
              unrealized gains on securities               $     3,885 $    281,684 $    12,445
                                                           =====================================

Note 4.  Loans Receivable
Loans receivable at December 31, 1998 and 1997, are summarized as follows:

                                                                                     1998               1997
                                                                              -------------------------------------
   First mortgage loans (principally conventional) Principal balances:
        Secured by one-to-four family residences                              $     144,777,159 $      114,692,784
        Secured by:
           Multifamily properties                                                    64,895,056         51,345,391
           Commercial properties                                                     11,396,311          3,799,728
        Construction loans                                                            4,213,903          1,070,100
                                                                              -------------------------------------
              Total first mortgage loans                                            225,282,429        170,908,003
                                                                              -------------------------------------

   Consumer loans
      Principal balances:
        Automobile                                                                    7,348,369          4,696,339
        Second mortgage                                                              20,784,380         16,225,834
        Other                                                                         5,946,051          2,794,877
                                                                              -------------------------------------
              Total consumer loans                                                   34,078,800         23,717,050
                                                                              -------------------------------------

              Total loans                                                           259,361,229        194,625,053

      Less:
        Undisbursed portion of construction loans                                   (2,023,859)          (453,434)
        Unearned discounts                                                            (312,381)          (423,640)
        Net deferred loan origination fees                                            (316,054)          (348,562)
        Allowance for loan losses                                                   (2,676,438)        (2,150,587)
                                                                              -------------------------------------
                                                                              $     254,032,497 $      191,248,830
                                                                              =====================================

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Activity in the allowance for loan losses is summarized as follows for the years ended December 31:

                                                                 1998              1997               1996
                                                           ----------------------------------------------------
   Balance, beginning                                       $   2,150,587     $   1,952,887       $  1,735,599
      Provision charged to income                                 210,000           240,000            240,000
      Effect of acquisition of Valley Financial
        Corporation                                               343,418
      Loans charged-off                                          (28,422)          (52,724)           (24,297)
      Recoveries                                                      855            10,424              1,585
                                                           ----------------------------------------------------
   Balance, ending                                          $   2,676,438     $   2,150,587       $  1,952,887
                                                           ====================================================

Nonaccrual loans totaled approximately $955,835 and $147,000, at December 31, 1998 and 1997, respectively. The amount of interest related to nonaccrual loans for 1998 and 1997, is insignificant.

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

Activity in loans receivable from certain executive officers and directors of the Bank consisted of the following:

   Balance, December 31, 1995                       $  1,083,291
      New loans                                          293,450
      Repayments                                       (173,128)
                                                    -------------
   Balance, December 31, 1996                          1,203,613
      New loans                                          221,983
      Repayments                                       (380,408)
                                                    -------------
   Balance, December 31, 1997                          1,045,188
      New loans                                          166,701
      Repayments                                       (135,925)
                                                    -------------
   Balance, December 31, 1998                       $  1,075,964
                                                    =============

Note 5.  Loan Servicing
Mortgage loans serviced for FHLMC and other banks are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of these loans at December 31, 1998 and 1997, are $7,742,415 and $2,963,396, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $53,000 and $27,000, at December 31, 1998 and 1997, respectively.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 6.  Accrued Interest Receivable
Accrued interest receivable at December 31, is summarized as follows:

                                                                   1998               1997
                                                           --------------------------------------
   Securities                                                    $    515,681       $    127,653
   Loans receivable                                                 1,449,004          1,177,763
                                                           --------------------------------------
                                                                    1,964,685          1,305,416
   Less allowance for uncollectible interest                           31,448              4,921
                                                           --------------------------------------
                                                                 $  1,933,237       $  1,300,495
                                                           ======================================

Note 7.  Premises and Equipment
Premises and equipment consisted of the following at December 31:

                                                                  1998               1997
                                                           -------------------------------------
   Land                                                          $   501,680        $   255,744
   Buildings and improvements                                      3,765,208          2,784,872
   Leasehold improvements                                             15,546             15,546
   Furniture, fixtures and equipment                               1,639,447          1,218,608
   Vehicles                                                           65,956             48,723
                                                           -------------------------------------
                                                                   5,987,837          4,323,493
   Less accumulated depreciation                                   2,371,399          2,180,477
                                                           -------------------------------------
                                                                 $ 3,616,438        $ 2,143,016
                                                           =====================================

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 8.  Deposits
Deposits at December 31, were as follows:

                             Weighted-                                  Weighted-
                              Average                                    Average
                              Rate at                  1998              Rate at                    1997
                            December 31,   --------------------------  December 31,  -----------------------------
Nature of Deposit              1998             Amount     Percentage     1997              Amount      Percentage
------------------------------------------------------------------------------------------------------------------
Demand and NOW accounts:
   Noninterest bearing             - %     $     5,458,374       2.2%        - %     $     3,144,412          2.2%
   Interest-bearing             1.50            30,909,378      12.5      2.00            14,456,894         10.2

Savings accounts                2.25            26,098,591      10.6      2.25            17,119,633         12.1

Money market savings            3.90            19,828,064       8.0      4.35             8,958,483          6.4
                                           --------------------------                -----------------------------
                                                82,294,407      33.3                      43,679,422         30.9
                                           --------------------------                -----------------------------

Certificates of deposit:
   Less than 4.0%               3.41               231,825       0.1      3.32                90,438          0.1
   4.0% - 4.9%                  4.68            15,922,939       6.5      4.68             5,403,762          3.8
   5.0% - 5.9%                  5.52            94,229,132      38.2      5.60            40,345,775         28.6
   6.0% - 6.9%                  6.22            46,652,259      18.9      6.23            44,707,179         31.7
   7.0% - 7.9%                  7.08             7,176,955       2.9      7.06             6,877,794          4.9
   More than 8.0%               8.45               182,796       0.1      8.23                19,337
                                           --------------------------                -----------------------------
                                               164,395,906      66.7                      97,444,285         69.1
                                           --------------------------                -----------------------------

                                4.54%      $   246,690,313    100.0%     4.85%       $   141,123,707       100.0%
                                           ==========================                =============================

At December 31, 1998, scheduled maturities of certificates of deposit were as follows:

                            One year         One to         Two to        Three to       Four to
                            or less         two years     three years    four years     five years    Thereafter
                      ---------------------------------------------------------------------------------------------
   Less than 4.0%     $         231,825 $              $              $              $              $
     4.0 - 4.9%              12,716,765      2,788,183        376,748         19,656         21,587
     5.0 - 5.9%              44,603,934     34,430,398      6,085,100        277,105      8,826,996          5,599
     6.0 - 6.9%              22,164,122      9,820,493      5,899,267      7,036,826      1,725,947          5,604
     7.0 - 7.9%               1,407,639      5,511,424         47,964          6,716         11,431        191,781
   More than 8.0%               173,224                                        9,572
                      ---------------------------------------------------------------------------------------------
                      $      81,297,509 $   52,550,498 $   12,409,079 $    7,349,875 $   10,585,961 $      202,984
                      =============================================================================================

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Interest expense on deposits consisted of the following:

                                                          Years ended December 31,
                                           --------------------------------------------------------
                                                   1998              1997               1996
                                           --------------------------------------------------------
   NOW accounts                            $          554,031 $         253,210 $          223,567
   Savings                                            594,276           392,064            431,724
   Money market savings                               797,372           378,981            306,005
   Certificates of deposit                          8,947,402         5,469,676          5,255,938
                                           --------------------------------------------------------
                                           $       10,893,081 $       6,493,931 $        6,217,234
                                           ========================================================

The aggregate amount of certificates of deposit of $100,000 or more was $9,899,375 and $5,782,000 as of December 31, 1998 and 1997, respectively.

Note 9.  Borrowed Funds
Borrowed funds at December 31, 1998, included miscellaneous borrowings of $37,759 and borrowings from Federal Home Loan Bank of Des Moines (FHLB) as follows:

                           Weighted-
         Stated             Average
        Maturity         Interest Rate      Amount                      Features
     -----------------------------------------------------------------------------------------
          1999                6.14%      $    3,000,000
          2000                5.97            9,000,000 $4,000,000 callable February 1999
          2001                6.02            4,300,000
          2002                6.06            6,000,000
          2003                5.13            1,000,000
          2008                5.16           13,000,000 All callable, various dates 1999-2003
          2013                5.25            2,494,480 15-year amortizing, repayable 2003
                        --------------------------------
                             5.62%       $   38,794,480
                        ================================

The Bank has an open line of credit at the FHLB which matures on February 28, 1999. There were no advances on this line of credit at December 31, 1998. The term borrowings and open line of credit are collateralized by the FHLB stock and sufficient real estate loans to at least equal 150% of the total borrowings outstanding.

Note 10.  Income Taxes and Retained Earnings
Through 1995, the provisions of the IRS and similar sections of Iowa Law Code permitted the Bank to deduct from taxable income an allowance for bad debts based on 8% of taxable income before such deduction or actual loss experience. The Bank used the percentage of taxable income method to compute its deductions in 1995. Legislation passed in 1996 eliminated the percentage of taxable income method as an option for computing bad debt deductions for 1996, and in all future years. The Bank will still be permitted to take deductions for bad debts, but will be required to compute such deductions using an experience method.

The Bank is recapturing its tax bad debt reserves which have accumulated since 1987, amounting to approximately $1,659,000. The tax associated with the recaptured reserves is approximately $615,000 and is being paid in years beginning in 1996, and ending in 2003. Deferred income taxes have been established for the taxes associated with the recaptured reserves.

Deferred taxes have been provided for the difference between tax bad debt reserves and the loan loss allowances recorded in the financial statements subsequent to December 31, 1987. However, at December 31, 1998, retained earnings contain certain historical additions to bad debt reserves for income tax purposes of approximately $2,445,000 as of December 31, 1987, for which no deferred taxes have been provided because the Bank does not intend to use these reserves for purposes other than to absorb losses. If these amounts which qualified as bad debt deductions are used for purposes other than to absorb bad debt losses or adjustments arising from the carryback of net operating losses, income taxes may be imposed at the then existing rates. The approximate amount of unrecognized tax liability associated with these historical additions is $929,000.

Income tax expense is summarized as follows:

                                            Years ended December 31,
                                  -------------------------------------------
                                       1998          1997           1996
                                  -------------------------------------------
   Current                        $   2,645,466  $  2,188,895  $   1,886,626
   Deferred                            (164,846)      (80,591)      (143,069)
                                  -------------------------------------------
                                  $   2,480,620  $  2,108,304      1,743,557
                                  ===========================================

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
Deferred tax assets and liabilities consisted of the following components as of December 31, 1998 and 1997:

                                                                         1998                1997
                                                                     -------------------------------
   Deferred tax assets:
      Unearned shares, employee stock ownership plan                  $   30,000        $    24,000
      Allowance for loan losses                                          526,000            270,000
      Deferred directors fees and compensation                            57,000             62,000
      Deposit acquired                                                    23,000
      Other                                                               96,044             28,591
                                                                     -------------------------------
              Total gross deferred tax assets                            732,044            384,591
                                                                     -------------------------------

   Deferred tax liabilities:
      Federal Home Loan Bank stock dividend                               41,000              9,000
      Unrealized gain on securities available-for-sale                   214,000            218,452
      Premises and equipment                                              76,000             10,000
      Title plant                                                         67,000             42,000
      Loans acquired                                                     188,000
      Investments acquired                                               111,000
      Other                                                               21,554
                                                                     -------------------------------
              Total gross deferred tax liabilities                       718,554            279,452
                                                                     -------------------------------

              Net deferred tax assets                                 $   13,490        $   105,139
                                                                     ===============================

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rates of 34% to income before income taxes as a result of the following:

                                                          Years Ended December 31,
                            --------------------------------------------------------------------------------------
                                        1998                        1997                         1996
                            --------------------------------------------------------------------------------------
                                             Percent of                  Percent of                   Percent of
                                               Pretax                      Pretax                       Pretax
                                  Amount       Income         Amount       Income          Amount       Income
                            --------------------------------------------------------------------------------------
Income before income
   taxes                    $     2,334,258        34.0% $    2,048,646        34.0% $     1,658,003        34.0%
Nontaxable dividends              (105,296)        (1.5)      (119,550)        (2.0)       (107,983)        (2.2)
State income taxes,
   net of federal income
   tax benefit                      226,613          3.1        174,621          2.9         125,286          2.6
Low income housing tax
   credit                         (148,867)        (2.1)       (97,894)        (1.6)
Goodwill amortization               137,536          2.1
Other                                36,376          0.5        102,481          1.7          68,251          1.4
                            --------------------------------------------------------------------------------------
                            $     2,480,620        36.1% $    2,108,304        35.0% $     1,743,557        35.8%
                            ======================================================================================

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 11.  Employee Benefit Plans
Retirement plans: The Bank participates in a multiemployer defined benefit pension plan covering substantially all employees. This is a multiemployer plan and information as to actuarial valuations and net assets available for benefits by participating institutions is not available. There was no pension expense for the years ended December 31, 1998, 1997 and 1996.

The Bank has a defined contribution plan covering substantially all employees. Contributions to the plan were approximately none, none and $19,000 for the years ended December 31, 1998, 1997 and 1996, respectively. As of July 31, 1996, the Bank no longer contributes to this plan.

Employee Stock Ownership Plan (ESOP): In conjunction with the Bank's conversion to stock ownership, the Bank established an ESOP for eligible employees. All employees of the Bank as of January 1, 1994, were eligible to participate immediately and employees of the Bank hired after January 1, 1994, are eligible to participate after they attain age 21 and complete one year of service during which they work at least 1,000 hours. The ESOP borrowed funds in the amount of $960,000 to purchase 104,075 shares of common stock issued in the conversion in 1994 and $840,000 to purchase 84,000 shares of common stock issued in the reorganization and conversion in 1996. These funds are borrowed from the Company.

The Bank makes contributions to the ESOP equal to the ESOP's debt service less dividends received by the ESOP. Dividends on unallocated ESOP shares are used to pay debt service. Contributions to the ESOP and shares released from the suspense account in an amount proportional to the repayment of the ESOP loan are allocated among ESOP participants on the basis of compensation in the year of allocation. Benefits generally become 100% vested after five years of credited service. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable in the form of stock or cash upon termination of employment. If the Bank's stock is not traded on an established market at the time of an ESOP participant's termination, the terminated ESOP participant has the right to require the Bank to purchase the stock at its current fair market value. Bank management believes there is an established market for the Bank's stock and therefore the Bank believes there is no potential repurchase obligation at December 31, 1998 and 1997.

As shares are released, the Bank reports compensation expense equal to the current market price of the shares. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $403,793, $354,482 and $233,027 for the years ended December 31, 1998, 1997 and 1996, respectively.

Shares of the Company's common stock held by the ESOP, at December 31, 1998 and 1997, are as follows:

                                                                  1998           1997
                                                              ----------------------------
   Allocated shares                                           $     80,254   $     62,408
   Unreleased (unearned) shares                                    105,098        125,667
                                                              ----------------------------
                                                              $    185,352   $    188,075
                                                              ============================

   Fair market value of unreleased (unearned) shares          $  1,773,529   $  2,497,632
                                                              ============================

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

Options granted to officers and directors become exercisable in five equal annual installments commencing on the first anniversary of the grant date and continuing on each anniversary date thereafter. The options granted to officers expire ten years from the date of grant unless an earlier expiration date is triggered by death, disability, retirement or termination, as described in the Plan. A person who becomes a director after September 21, 1996, receives an annual grant of options to purchase 2,000 shares of common stock. Options granted to directors expire ten years from the date of grant, unless an earlier expiration date is triggered by removal for cause.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The table below reflects option activity for the period indicated:

                                                                                                              Weighted-
                                                                          Average
                                                                          Exercise
                                                         Number       Price per Share
                                                        of Shares
                                                    -----------------------------------
   Outstanding, December 31, 1995                                   -        $       -
      Granted                                                 237,000            12.38
      Exercised
                                                    -----------------------------------
   Outstanding, December 31, 1996                             237,000            12.38
      Granted                                                   3,500            15.44
      Forfeited                                               (1,000)            12.38
      Exercised                                               (8,500)            12.45
                                                    -----------------------------------
   Outstanding, December 31, 1997                             231,000            12.42
      Granted                                                  62,000            19.32
      Forfeited
      Exercised                                              (10,290)            12.38
                                                    -----------------------------------
   Outstanding, December 31, 1998                             282,710        $   13.93
                                                    ===================================

   Options exercisable                                         80,810        $   12.79
                                                    ===================================

   Remaining shares available for grant                        98,605
                                                    ==================

As of December 31, 1998, the 282,710 options outstanding under the Plan have exercise prices between $12.375 and $20.00. The weighted average fair value per option of options granted during the years ended December 31, 1998, 1997 and 1996, were $5.96, $5.75 and $4.54, respectively.

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate 1998, 1997 and 1996, reported net income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                         1998          1997          1996
                                                      ----------------------------------------
   Net income:
      As reported                                     $ 4,384,845   $ 3,917,124   $ 3,132,921
      Pro forma                                         4,202,056     3,780,710     3,098,600

   Earnings per common share:
      As reported                                            1.44          1.23          0.82
      Pro forma                                              1.38          1.19          0.81

   Earnings per common share - assuming dilution:
      As reported                                            1.40          1.21          0.82
      Pro forma                                              1.34          1.17          0.81

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The fair values of the grants are estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend rate of 1.30%, price volatility of 25%, risk-free interest rates of 5.49% to 6.62% and expected lives of eight years.

Employment agreements: The Company and the Bank have entered into employment agreements with a key officer. Under the terms of the agreements, the officer is entitled to additional compensation in the event of certain conditions of involuntary termination. The agreements extend for up to 36 months.

The Bank has entered into certain employment retention agreements with key officers. Under the terms of the agreements, the employees are entitled to additional compensation in the event of a change of control of the Bank or the Company and the employees are involuntarily terminated within the remaining unexpired employment period, up to 36 months. A change in control is generally triggered by the acquisition or control of 20% or more of the common stock.

Note 12.  Stockholders' Equity
Regulatory capital requirements: The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), of Tier I capital (as defined) to average assets (as defined) and tangible capital to adjusted assets. Management believes, as of December 31, 1998, the Bank meets all capital adequacy requirements to which it is subject.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The Bank's actual capital amounts and ratios are also presented in the following table:

                                                                                          To Be Well Capitalized
                                                                   For Capital           Under Prompt Corrective
                                           Actual               Adequacy Purposes           Action Provisions
                                 ---------------------------------------------------------------------------------
                                     Amount        Ratio        Amount        Ratio        Amount        Ratio
                                 ---------------------------------------------------------------------------------
                                     (000's)                    (000's)                    (000's)
As of December 31, 1998:
   Total Capital (to risk
      weighted assets)                $   40,509      23.8%      $   13,614       8.0%      $   17,018      10.0%
   Tier 1 Capital (to risk
      weighted assets)                    38,245       22.5           6,807        4.0          10,211        6.0
   Tier I (Core) Capital
      (to adjusted assets)                38,245       11.7           9,834        3.0          16,390        5.0
   Tangible Capital (to
      adjusted assets)                    38,245       11.7           4,917        1.5
As of December 31, 1997:
   Total Capital (to risk
      weighted assets)                $   39,478      32.1%      $    9,830       8.0%      $   12,288      10.0%
   Tier 1 Capital (to risk
      weighted assets)                    37,935       30.9           4,915        4.0           7,373        6.0
   Tier I (Core) Capital
      (to adjusted assets)                37,935       17.3           6,595        3.0          10,992        5.0
   Tangible Capital (to
      adjusted assets)                    37,935       17.3           3,298        1.5

Limitations on Dividends and Other Capital Distributions: OTS regulations impose limitations on dividends and other capital distributions by savings institutions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the savings association's shares, payments to stockholders of another institution in a cash out merger and other distributions charged against capital. The rule establishes three tiers of institutions. An institution such as the Bank that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Association") may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the higher of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period, subject to certain limitations and restrictions as described in the regulations. Any additional capital distributions would require prior regulatory approval. A savings institution that does not meet its current regulatory capital requirement before or after payment of a proposed capital distribution may not make any capital distributions without the prior approval of the OTS. At December 31, 1998, the Bank was considered a Tier 1 Association.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

The MHC, which owned 2,421,711 shares of common stock prior to the 1996 conversion, requested and received permission from the OTS to waive the receipt of dividends from the Bank for several quarterly periods. This waiver had the effect of reducing the actual amount of dividends paid in cash. The total amount of dividends waived totaled approximately $1,897,000. As a result of the 1996 reorganization and conversion, the waived dividends were added to the liquidation account (see Note 18).

Note 13.  Other Noninterest Expense
Other noninterest expense amounts are summarized as follows for the years ended December 31:

                                                                1998           1997            1996
                                                           ---------------------------------------------
   Advertising and promotion                                $    168,105   $    147,605   $      92,245
   Professional fees                                             171,761        249,617         202,677
   Printing, postage, stationery and supplies                    369,877        215,332         182,134
   Checking account charges                                      299,530        158,512         151,724
   Insurance                                                      85,987         81,056          72,236
   OTS general assessment                                         80,337         49,326          54,825
   Telephone                                                      91,900         45,069          40,237
   ATM costs                                                      82,285         37,580          29,216
   Other                                                         796,072        596,525         349,156
                                                           ---------------------------------------------
                                                            $  2,145,854   $  1,580,622   $   1,174,450
                                                           =============================================

Note 14. Financial Instruments With Off-Statement of Financial Condition Risk The Bank is a party to financial instruments with off-statement of financial condition risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank uses the same credit policies in making commitments and conditional obligations as they do for on-statement of financial condition instruments.

The Bank does require collateral, or other security, to support financial instruments with credit risk.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

A summary of the contract amount of the Bank's exposure to off-statement of financial condition risk for commitments to extend credit is as follows:

                                                                           Contract or Notional Amount
                                                                           ---------------------------
                                                                                    December 31,
                                                                           ---------------------------
                                                                                 1998          1997
                                                                           ---------------------------
   Mortgage loans (including one-to-four family and multifamily
      loans)                                                                  $ 4,788,000   $ 1,412,000
   Undisbursed overdraft loan privileges and undisbursed home
      equity lines of credit                                                      770,000       255,000

At December 31, 1998, the mortgage loan commitments above were comprised of variable-rate commitments carrying a weighted-average interest rate of 8.30% and fixed-rate commitments carrying a weighted-average interest rate of 7.28%.

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

Note 15.  Lending Activities and Concentrations of Credit Risk
Most of the Bank's lending activity is with customers located within the state of Iowa. The Bank generally originates single family residential loans within its primary lending area of Webster, Story, Des Moines and Henry counties. The Bank's underwriting policies require such loans to be 80% loan to value based upon appraised values unless private mortgage insurance is obtained. Approximately 30% of the Bank's first mortgage loan portfolio at December 31, 1998, consisted of loans purchased or originated outside the state of Iowa, generally multifamily residential loans. Approximately $27,800,000 of loans purchased at December 31, 1998, were purchased from a bank in Wisconsin. These loans are secured by the underlying properties. The properties securing these loans are physically inspected. The loans are subject to the same underwriting guidelines as loans originated locally. The Bank is also active in originating secured consumer loans to its customers, primarily automobile and second mortgage loans. Collateral for substantially all consumer loans are security agreements and/or Uniform Commercial Code filings on the purchased asset.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 16.  Fair Values of Financial Instruments
The carrying amount and fair value of the Company's financial instruments as of December 31, 1998 and 1997, were as follows:

                                                       1998                                   1997
                                       -------------------------------------  -------------------------------------
                                           Carrying             Fair              Carrying             Fair
                                            Amount             Value               Amount             Value
                                       ----------------------------------------------------------------------------
                                                           (nearest 000)                          (nearest 000)
   Financial assets:
      Cash                             $   15,636,876    $    15,637,000      $    3,445,163     $    3,445,000
      Securities                           49,882,544         49,883,000          19,815,913         19,816,000
      Loans, net                          254,032,497        258,001,000         191,248,830        192,436,000
      Accrued interest receivable           1,933,237          1,933,000           1,300,495          1,300,000
   Financial liabilities:
      Deposits                            246,690,313        249,040,000         141,123,707        142,850,000
      Borrowed funds                       38,832,239         39,183,000          28,550,000         28,620,000
      Accrued interest payable                423,958            424,000              28,532             29,000

Note 17. 1994 Reorganization and Conversion to Stock Ownership On January 27, 1994, the Board of Directors of First Federal Savings Bank of Fort Dodge (a mutual savings bank), adopted a plan of reorganization whereby the Bank would reorganize from a federally chartered mutual savings bank into a federal mutual holding company and concurrently form a new federally chartered stock savings bank subsidiary. Pursuant to the reorganization, the Bank (a stock savings bank) was formed as a new federal stock savings bank subsidiary of the mutual savings bank. The mutual savings bank transferred substantially all of its assets and liabilities to the stock savings bank in exchange for 2,421,711 shares of newly issued common stock of the stock savings bank. The mutual savings bank then converted its mutual savings bank charter to a federal mutual holding company charter under the name of North Central Bancshares, Inc. (the mutual holding company).

The reorganization was effective August 31, 1994, at which time 2,421,711 shares of stock were issued to the mutual holding company representing approximately 65.5% of the common stock of the Bank and the remaining 35%, or 1,278,289 shares, were sold in a public offering to persons other than the holding company at a price of $10 per share.

The reorganization and stock offering were completed on August 31, 1994. The Bank received proceeds of $12,038,638, net of costs of $644,252 and net of $100,000 retained by the mutual holding company.

Persons who had membership or liquidation rights with respect to the mutual savings bank as of the date of reorganization shall, as long as they remain depositors of the Bank, continue to have such rights solely with respect to the mutual holding company after the reorganization (see Note 18).

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 18.  The 1996 Reorganization and Conversion
On September 29, 1995, the Boards of Directors of the Bank and the Mutual Holding Company (MHC) adopted a Plan of Conversion and Agreement and Plan of Reorganization (the Plan). The reorganization became effective March 20, 1996. Pursuant to the Plan, (1) the MHC, which owned approximately 65.5% of the Bank, converted to an interim federal stock savings association and simultaneously merged into the Bank, with the Bank being the surviving entity. (2) The Bank then merged into an interim institution (Interim) formed as a wholly-owned subsidiary of the Company, a newly formed Iowa corporation formed in connection with the reorganization, with the Bank being the surviving entity. (3) The outstanding shares of the Bank's common stock (other than those held by the MHC, which were canceled) were converted into shares of common stock of the Company pursuant to a ratio that resulted in the holders of such shares owning in the aggregate approximately the same percentage of the Company as they owned of the Bank. The Company then offered for sale pursuant to the Plan additional shares equal to 65.5% of the common shares of the Company.

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

The Plan provided that when the conversion was completed, a "Liquidation Account" would be established in an amount equal to the amount of any dividends waived by the MHC, plus 65.5% of the Bank's total stockholders' equity, as reflected in its latest statement of financial condition in the final prospectus utilized in the conversion. The Liquidation Account is established to provide a limited priority claim to the assets of the Bank to qualifying depositors as of specified dates (Eligible Account Holders and Supplemental Eligible Account Holders) who continue to maintain deposits in the Bank after the conversion. In the unlikely event of a complete liquidation of the Bank, and only in such an event, Eligible Account Holders and Supplemental Eligible Account Holders would receive from the Liquidation Account a liquidation distribution based on their proportionate share of the then total remaining qualifying deposits.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 19.  Earnings Per Common Share
Presented below is the reconciliation of the numerators and denominators of the computations for earnings per common share and earnings per common share - diluted, for the years ended December 31:

                                                               1998               1997               1996
                                                          ----------------------------------------------------
Numerator, income available to common
   stockholders                                            $  4,384,845      $   3,917,124      $   3,132,921
                                                          ====================================================

Denominator:
   Weighted-average shares outstanding                        3,166,041          3,323,346          3,960,394
   Less unallocated ESOP                                        117,894            139,077            142,121
                                                          ----------------------------------------------------
   Weighted-average shares outstanding-basic                  3,048,147          3,184,269          3,818,273
   Dilutive effect of stock options                              84,684             56,800
                                                          ----------------------------------------------------
Weighted-averages shares outstanding-diluted                  3,132,831          3,241,069          3,818,273
                                                          ====================================================

Basic earnings per common share                                   1.44               1.23                .82
Earnings per common share-assuming dilution                       1.40               1.21                .82

Note 20.  Pending Accounting Pronouncements and Regulations
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivatives Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging contracts. It requires an entity recognize all derivatives as either assets or liabilities, and measures those instruments at fair value. It also sets forth the proper accounting for hedging activities, which is determined by the intended use of the derivative and how that use is designated by the entity. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Earlier application is permitted and should not be applied retroactively to financial statements of prior periods. Since the Company is not currently holding any derivative instruments (as defined) and is not engaged in hedging activities, the adoption of SFAS No. 133 is expected to have no effect on the Company's financial condition or results of operations.

In October 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. (SFAS No. 134). SFAS No. 134 amends FASB Statement No. 65 and conforms the subsequent accounting for securities retained after the securitization of mortgage loans held for sale by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise. Therefore, after the securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of FASB Statement No. 115. The adoption of SFAS No. 134 is expected to have no effect on a company's financial condition or results of operations.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

Note 21. NORTH CENTRAL BANCSHARES, INC. (Parent Company Only) Financial Information

                        STATEMENTS OF FINANCIAL CONDITION
                           December 31, 1998 and 1997

                                                                                 1998          1997
                                                                            ----------------------------
ASSETS

Cash                                                                        $     409,397 $     740,722
Securities available-for-sale                                                     924,706       818,936
Loan receivables, net                                                           1,261,000     9,941,000
Investment in First Federal Savings Bank of Iowa                               45,876,022    39,250,882
Income taxes receivable                                                            28,490
Prepaid expenses and other assets                                                  10,586        12,777
                                                                            ----------------------------

              Total assets                                                  $  48,510,201 $  50,764,317
                                                                            ============================

LIABILITIES AND EQUITY

LIABILITIES
   Dividend payable                                                         $     237,133 $     204,155
   Income taxes payable                                                                           2,723
   Accrued expenses and other liabilities                                          47,129        41,293
   Deferred taxes                                                                  19,125        99,070
                                                                            ----------------------------

              Total liabilities                                                   303,387       347,241
                                                                            ----------------------------

EQUITY
   Common stock                                                                    40,111        40,111
   Additional paid-in capital                                                  38,135,817    37,949,598
   Retained earnings                                                           27,084,907    23,660,964
   Unearned shares, employee stock ownership plan                              (1,013,284)   (1,210,441)
   Accumulated other comprehensive income                                         358,666       354,781
   Treasury stock at cost                                                     (16,399,403)  (10,377,937)
                                                                            ----------------------------

              Total equity                                                     48,206,814    50,417,076
                                                                            ----------------------------

              Total liabilities and equity                                  $  48,510,201 $  50,764,317
                                                                            ============================

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

                              STATEMENTS OF INCOME
             Years Ended December 31, 1998 and 1997 and the Period
                  From March 20, 1996 (Date of Inception), to
                               December 31, 1996

                                                             1998         1997          1996
                                                         ---------------------------------------
Operating income:
   Equity in net income of subsidiary                    $ 4,393,955   $ 3,802,303   $ 2,523,316
   Interest income                                           200,055       334,775       418,948
   Gain on sale of securities available-for-sale, net         71,923       248,526
                                                         ---------------------------------------
                                                           4,665,933     4,385,604     2,942,264
                                                         ---------------------------------------

Operating expenses:
   Salaries and employee benefits                             45,000        39,950        21,440
   Other                                                     265,088       351,480       272,933
                                                         ---------------------------------------
                                                             310,088       391,430       294,373
                                                         ---------------------------------------

              Income before income taxes                   4,355,845     3,994,174     2,647,891

Provision for income taxes                                  (29,000)        77,050        65,400
                                                         ---------------------------------------

              Net income                                 $ 4,384,845   $ 3,917,124     2,582,491
                                                         =======================================

NORTH CENTRAL BANCSHARES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     STATEMENTS OF EQUITY
December 31, 1998 and 1997, and the Period From March 20, 1996 (Date of Inception) to December 31, 1996


                                                                                                    Employee
                                                                        Additional                   Stock
                                               Comprehensive   Common    Paid-In      Retained     Ownership
                                                   Income      Stock     Capital      Earnings        Plan
                                               ----------------------------------------------------------------
Balance, March 20, 1996
 Comprehensive income:
  Net income                                     $2,582,491    $     -  $         -  $         -  $         -
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax                           27,068          -            -    2,582,491            -
                                                 ----------
      Total comprehensive income                 $2,582,491          -            -            -            -
                                                 ==========

 Issuance of common stock in the conversion                     40,111   26,211,948            -            -
 Expenses incurred realating conversion to
  stock loan                                                         -     (844,469)           -            -
 Transfer of equity from First Federal
  Savings Bank                                                       -   12,387,940   18,659,843     (768,790)
 Purchase of treasury stock                                          -            -            -            -
 Unearned ESOP shares                                                -            -            -     (840,000)
 Dividends on common stock                                           -            -     (710,808)           -
 Effect of contribution to employees stock
  ownership plan                                                     -       41,192            -      191,835
                                                               ------------------------------------------------
Balance, December 31, 1996                                      40,111   37,796,611   20,531,604   (1,416,955)
 Comprehensive income:
  Net income                                     $3,917,124          -            -    3,917,124            -
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax (Note 3)                 281,684          -            -            -            -
                                                 ----------
      Total comprehensive income                 $4,198,808
                                                 ==========
 Purchase of treasury stock                                          -            -            -            -
 Dividends on common stock                                           -            -     (787,764)           -
 Effect of contribution to employees stock
  ownership plan                                                     -      147,968            -      206,514
 Effect of stock options exercised                                   -        5,019            -            -
                                                               ------------------------------------------------
Balance, December 31, 1997                                      40,111   37,949,598   23,660,964   (1,210,441)
 Comprehensive income:
  Net income                                     $4,384,845          -            -    4,384,845            -
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax                            3,885          -            -            -            -
                                                 ----------
      Total comprehensive income                 $4,388,730
                                                 ==========
 Purchase of treasury stock                                          -            -            -            -
 Dividends on common stock                                           -            -     (960,902)           -
 Effect of contribution to employees stock
  ownership plan                                                     -      206,636            -      191,157
 Effect of stock options exercised                                   -      (20,417)           -            -
                                                               ------------------------------------------------
Balance, December 31, 1998                                     $40,111  $38,135,817  $27,084,907  $(1,013,284)
                                                               ================================================

                                                Accumulated
                                                   Other                     Total
                                               Comprehensive   Treasury   Stockholders'
                                                   Income       Stock        Equity
                                               ----------------------------------------
Balance, December 31, 1995
 Comprehensive income:
  Net income                                      $      -   $          -  $         -
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax (Note 3)                      -              -    3,132,921

      Total comprehensive income                    27,068              -       12,445

 Issuance of common stock in the conversion              -              -   26,252,059
 Expenses incurred realating conversion to
  stock loan                                             -              -     (844,469)
 Transfer of equity from First Federal
  Savings Bank                                      46,029              -   30,325,022
 Purchase of treasury stock                              -     (7,789,661)  (7,789,661)
 Unearned ESOP shares                                    -              -     (840,000)
 Dividends on common stock                               -              -     (710,808)
 Effect of contribution to employees stock
  ownership plan                                         -              -      233,027
                                               ---------------------------------------
  Balance, December 31, 1996                        73,097     (7,789,661)  49,234,729
 Comprehensive income:
  Net income                                             -              -    3,917,124
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax (Note 3)                281,684              -      281,684

      Total comprehensive income

 Purchase of treasury stock                              -     (2,706,750)  (2,706,750)
 Dividends on common stock                               -              -     (787,764)
 Effect of contribution to employees stock
  ownership plan                                         -              -      354,482
 Effect of stock options exercised                       -        118,474      123,493
                                               ---------------------------------------
Balance, December 31, 1997                         354,781    (10,377,937)  50,417,076
 Comprehensive income:
  Net income                                             -              -    4,384,845
  Other comprehensive income, unrealized gains
   on securities, net of reclassification
    adjustment, net of tax (Note 3)                  3,885              -        3,885

      Total comprehensive income

 Purchase of treasury stock                              -     (6,164,419)  (6,164,419)
 Dividends on common stock                               -              -     (960,902)
 Effect of contribution to employees stock
  ownership plan                                         -              -      403,793
 Effect of stock options exercised                       -        142,953      122,536
                                               ---------------------------------------
Balance, December 31, 1998                        $358,666   $(16,399,403) $48,206,814
                                               =======================================

See Notes to Consolidated Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

                            STATEMENTS OF CASH FLOWS
      December 31, 1998 and 1997, and the Period From March 20, 1996 (Date
                       of Inception) to December 31, 1996

                                                                      1998             1997               1996
                                                              -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                     $  4,384,845     $  3,917,124       $  2,582,491
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Equity in net income of First Federal Savings
        Bank                                                        (4,393,955)      (3,802,303)        (2,523,316)
      Dividends received from First Federal Savings
        Bank                                                         3,295,694       10,000,000                  -
      (Gain) on sale of securities available-for-sale                  (71,923)        (248,526)                 -
      Change in deferred income taxes                                     (485)           4,021             (7,228)
      Change in assets and liabilities:
        (Increase) in income taxes receivable                          (20,917)               -                  -
        Decrease in prepaid expenses and other assets                    2,191           13,499            (26,276)
        Increase (decrease) in income taxes payable                     (2,723)          11,913              8,522
        Increase in accrued expenses and other
           liabilities                                                   5,836            8,297             32,996
                                                              -----------------------------------------------------
              Net cash provided by operating
                  activities                                         3,198,563        9,904,025             67,189
                                                              -----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in loans                                  8,680,000       (6,120,000)        (3,821,000)
   Proceeds from sale of securities available-for-sale                 128,550        1,270,447
   Purchase of securities available-for-sale                          (361,058)      (1,103,749)          (475,250)
   Capital contributions to First Federal Savings Bank              (5,000,000)               -                  -
   One-half of stock proceeds paid to First Federal
      Savings Bank                                                           -                -        (12,703,561)
                                                              -----------------------------------------------------
              Net cash provided by (used in) investing
                  activities                                         3,447,492       (5,953,302)       (16,999,811)
                                                              -----------------------------------------------------

                                   (Continued)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

                                   (Continued)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                    -                -         26,252,059
   Payments for expenses incurred relating to
      conversion to stock form                                               -                -           (844,469)
   Purchase of treasury stock                                       (6,164,419)      (2,706,750)        (7,789,661)
   Proceeds from issuance of treasury stock                            114,963          105,781
   Dividends paid                                                     (927,924)        (813,875)          (480,464)
                                                              -----------------------------------------------------
              Net cash provided by (used in)
                  financing activities                              (6,977,380)      (3,414,844)        17,137,465
                                                              -----------------------------------------------------

              Net increase (decrease) in cash                         (331,325)         535,879            204,843

CASH
   Beginning                                                           740,722          204,843
                                                              -----------------------------------------------------
   Ending                                                         $    409,397    $     740,722       $    204,843
                                                              =====================================================

SUPPLEMENTAL SCHEDULE OF CASH
   FLOW INFORMATION
   Cash payment for income taxes                                  $     82,158     $    105,781       $     56,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.
                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Information regarding Directors and Executive Officers of the Registrant is included under the headings "Information with respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 1999, which has been filed with the SEC and is incorporated herein by reference. Information regarding Executive Officers, who are not Directors, appears under the caption "Executive Officers" included in Item 1 of this Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

        Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 1999, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to security ownership of certain beneficial owners and management is included under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 1999, which has been filed with the SEC and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information regarding certain relationships and related transactions is included under the heading "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 1999, which has been filed with the SEC and is incorporated herein by reference.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)     1.  Financial Statements

 The following are filed as part of this annual report on Form 10-K:

         -        Independent Auditor's Report
         - Consolidated Statements of Financial Condition at December 31, 1998 and 1997
         - Consolidated Statements of Income for each of the years in the three year period ended December 31, 1998
         - Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended December 31, 1998
         - Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 1998
         -        Notes to the Consolidated Financial Statements

         2.  Financial Statement Schedules

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)      Reports on Form 8-K filed during the last quarter of 1998:

         None.

(c) Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K:

Exhibit No.                                            Description                                      Page No.
-----------                                            -----------                                      --------
     3.1         Articles of Incorporation of North Central Bancshares, Inc.                               *
     3.2         Bylaws of North Central Bancshares, Inc.                                                  *
     4.1         Federal Stock Charter of First Federal Savings Bank of Iowa (formerly                     *
                 known as First Federal Savings Bank of Fort Dodge)
     4.2         Bylaws of First Federal Savings Bank of Iowa (formerly known as First                     *
                 Federal Savings Bank of Fort Dodge)
     4.3         Specimen Stock Certificate of North Central Bancshares, Inc.                              *
    10.1         Employee Stock Ownership Plan of First Federal Savings Bank of Iowa                     *****
                 (formerly known as First Federal Savings Bank of Fort Dodge)
                 and ESOP Trust Agreement (incorporating Amendments 1 and 2)
    10.2         ESOP Loan Documents, dated September 3, 1996                                             ****
    10.3         Employee Retention Agreements between First Federal Savings Bank of                       **
                 Fort Dodge and certain executive officers
    10.4         Employment Agreement between First Federal Savings Bank of Iowa                           *
                 (formerly known as First Federal Savings Bank of Fort Dodge) and David
                 M. Bradley, effective as of August 31, 1994
    10.5         Form of Employment Agreement between First Federal Savings Bank of                        *
                 Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and
                 David M. Bradley
    10.6         Form of Employment Agreement between North Central Bancshares, Inc.                       *
                 and David M. Bradley
    10.8         North Central Bancshares, Inc. 1996 Stock Option Plan                                    ***
    10.9         Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock                        *****
                 Option Plan
    11.1         Statement regarding computation of per share earnings
    13.1         Annual Report to security holders
    21.1         Subsidiaries of the Registrant
    23.1         Consent of McGladrey & Pullen, LLP
    27.1         Financial Data Schedule
    99.1         Proxy Statement for Annual Meeting of Shareholders of North Central
                 Bancshares, Inc. filed with the Securities and Exchange Commission is incorporated herein by reference.

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

***** Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 31, 1998.

Conformed

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           North Central Bancshares, Inc.

Date:  March 26, 1999                      /s/ David M. Bradley
                                           -----------------------------------
                                           By: David M. Bradley
                                           Chairman, President and Chief
                                           Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Name                               Title                        Date
       ----                               -----                        ----
/s/ David M. Bradley          President, Chief Executive Officer, March 26, 1999
----------------------------  Officer, Director, and Chairman of
David M. Bradley              the Board (principal executive
                              officer)

/s/ John L. Pierschbacher     Treasurer                           March 26, 1999
----------------------------  (principal accounting and
John L. Pierschbacher         financial officer)

/s/ Robert H. Singer, Jr.     Director                            March 26, 1999
----------------------------
Robert H. Singer, Jr.

/s/ KaRene Egemo              Director                            March 26, 1999
----------------------------
KaRene Egemo

/s/ Howard A. Hecht           Director                            March 26, 1999
----------------------------
Howard A. Hecht

/s/ John M. Peters            Director                            March 26, 1999
----------------------------
John M. Peters

/s/ Melvin R. Schroeder       Director                            March 26, 1999
----------------------------
Melvin R. Schroeder

                               TABLE OF CONTENTS
            List of Exhibits (filed herewith unless otherwise noted)

Exhibit No.                           Description                                         Page No.
-----------                           -----------                                         --------
    3.1         Articles of Incorporation of North Central Bancshares, Inc.                    *
    3.2         Bylaws of North Central Bancshares, Inc.                                       *
    4.1         Federal Stock Charter of First Federal Savings Bank of Iowa (formerly          *
                known as First Federal Savings Bank of Fort Dodge)
    4.2         Bylaws of First Federal Savings Bank of Iowa (formerly known as First          *
                Federal Savings Bank of Fort Dodge)
    4.3         Specimen Stock Certificate of North Central Bancshares, Inc.                   *
   10.1         Employee Stock Ownership Plan of First Federal Savings Bank of Iowa          *****
                (formerly known as First Federal Savings Bank of Fort Dodge)
                and ESOP Trust Agreement (incorporating Amendments 1 and 2)
   10.2         ESOP Loan Documents, dated September 3, 1996                                  ****
   10.3         Employee Retention Agreements between First Federal Savings Bank of            **
                Fort Dodge and certain executive officers
   10.4         Employment Agreement between First Federal Savings Bank of Iowa                *
                (formerly known as First Federal Savings Bank of Fort Dodge) and David
                M. Bradley, effective as of August 31, 1994
   10.5         Form of Employment Agreement between First Federal Savings Bank of             *
                Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and
                David M. Bradley
   10.6         Form of Employment Agreement between North Central Bancshares, Inc.            *
                and David M. Bradley
   10.8         North Central Bancshares, Inc. 1996 Stock Option Plan                         ***
   10.9         Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock             *****
                Option Plan
   11.1         Statement regarding computation of per share earnings
   13.1         Annual Report to security holders
   21.1         Subsidiaries of the Registrant
   23.1         Consent of McGladrey & Pullen, LLP
   27.1         Financial Data Schedule
   99.1         Proxy Statement for Annual Meeting of Shareholders of North Central
                Bancshares, Inc. filed with the Securities and Exchange Commission is incorporated herein by reference.

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

***** Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 31, 1998.