Form 10-Q
period 1999-03-31
NORTH CENTRAL BANCSHARES INC
filed 1999-05-13
CIK 1005188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                          ---------------------------

                                   FORM 10-Q

[Mark One]
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

      For the transition period from ____________ to _________________


                        Commission File Number 0-27672

                        NORTH CENTRAL BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

               Iowa                                42-1449849
               ----------------------------------------------
       (State or other jurisdiction of         (I. R. S. Employer
        incorporation or organization)       Identification Number)


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X    No ___
                       ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at May 14, 1999
-------------------------------------------------------------------------

(Common Stock, $.01 par value)                         2,765,242

                        NORTH CENTRAL BANCSHARES, INC.

                                     INDEX

                                                                        Page
PART I. FINANCIAL INFORMATION

          Item 1. Consolidated Condensed
          Financial Statements (Unaudited)                             1 to 4

               Consolidated Condensed Statements of
               Financial Condition at March 31,
               1999 and December 31, 1998 (Unaudited)                  1

               Consolidated Condensed Statements of
               Income for the three months ended
               March 31, 1999 and 1998 (Unaudited)                     2

               Consolidated Condensed Statements of
               Cash Flows for the three months ended
               March 31, 1999 and 1998 (Unaudited)                     3 & 4

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

          Exhibits

PART 1.    FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

ASSETS
                                                                              March 31,    December 31,
                                                                               1999           1998
                                                                             -----------  -------------
Cash:
 Interest-bearing                                                            $ 10,529,198    $ 13,201,437
 Noninterest-bearing                                                            1,532,558       2,435,439
Securities available for sale                                                  52,292,839      49,882,544
Loans receivable, net                                                         254,086,234     254,032,497
Loans held for sale                                                               564,958       1,681,017
Accrued interest receivable                                                     1,952,866       1,933,237
Foreclosed real estate                                                            268,671         186,931
Premises and equipment, net                                                     3,876,157       3,616,438
Rental real estate                                                              1,920,907       1,945,851
Title plant                                                                       925,256         925,256
Goodwill                                                                        6,269,598       6,387,671
Deferred taxes                                                                    204,317          13,490
Prepaid expenses and other assets                                                 559,419         448,331
                                                                             ------------    ------------

                                                                             $334,982,978    $336,690,139
 TOTAL ASSETS                                                                ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits                                                                    $245,721,303    $246,690,313
 Other borrowed funds                                                          37,804,569      38,832,239
 Advances from borrowers for taxes and insurance                                  614,669       1,066,025
 Dividend payable                                                                 295,724         237,133
 Income taxes payable                                                             802,478         199,224
 Accrued expenses and other liabilities                                           988,148       1,458,391
                                                                             ------------    ------------
   TOTAL LIABILITIES                                                          286,226,891     288,483,325
                                                                             ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock ($.01 par value, authorized 3,000,000 shares,
   issued and outstanding none)                                                        --             --
 Common Stock ($.01 par value, authorized 15,500,000 shares;
   issued and outstanding 4,011,057)                                               40,111          40,111
 Additional paid-in capital                                                    38,171,550      38,135,817
 Retained earnings, substantially restricted                                   27,856,928      27,084,907
 Accumulated other comprehensive income-unrealized gain on securities
  available for sale, net of income taxes                                         178,672         358,666

 Treasury stock at cost (1,053,815 and 1,046,608 shares, respectively)        (16,525,525)    (16,399,403)
 Unearned shares, employee stock ownership plan                                  (965,649)     (1,013,284)
                                                                             ------------    ------------
   Total stockholders' equity                                                  48,756,087      48,206,814
                                                                             ------------    ------------

     Total liabilities and stockholders' equity                              $334,982,978    $336,690,139
                                                                             ============    ============

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                          1999         1998
                                                       -----------  -----------
Interest income:
 Loans receivable                                       $5,099,590   $4,749,038
 Securities and cash deposits                              867,178      716,182
                                                        ----------   ----------
                                                         5,966,768    5,465,220
                                                        ----------   ----------
Interest expense:
 Deposits                                                2,665,780    2,393,317
 Other borrowed funds                                      533,735      479,432
                                                        ----------   ----------
                                                         3,199,515    2,872,749
                                                        ----------   ----------

 Net Interest Income                                     2,767,253    2,592,471

Provision for loan losses                                   30,000       60,000
                                                        ----------   ----------

Net interest income after provision for loan losses      2,737,253    2,532,471
                                                        ----------   ----------

Noninterest income:
 Fees and service charges                                  361,338      237,619
 Abstract fees                                             343,473      361,098
 Gain on sale of securities available for sale, net            - -       54,853
 Other income                                              215,438      161,772
                                                        ----------   ----------

    Total noninterest income                               920,249      815,342
                                                        ----------   ----------

Noninterest expense:
 Salaries and employee benefits                            973,004      770,569
 Premises and equipment                                    207,334      153,215
 Data processing                                           147,932       99,231
 SAIF deposit insurance premiums                            37,415       32,490
 Goodwill amortization                                     118,070       79,609
 Other expenses                                            570,554      499,316
                                                        ----------   ----------

    Total noninterest expense                            2,054,309    1,634,430
                                                        ----------   ----------

Income before income taxes                               1,603,193    1,713,383

Provision for income taxes                                 545,501      607,880
                                                        ----------   ----------

Net Income                                              $1,057,692   $1,105,503
                                                        ==========   ==========

Basic earnings per common share                         $     0.37   $     0.35
                                                        ==========   ==========

Diluted earnings per common share                        $    0.36   $     0.34
                                                        ==========   ==========

Dividends declared per common share                      $    0.10   $     0.08
                                                        ==========   ==========

 See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,

                                                                                         1999           1998
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                            $ 1,057,692    $ 1,105,503
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                                 30,000         60,000
 Depreciation                                                                             122,943         89,746
 Amortization and accretion                                                                19,814        123,818
 Deferred taxes                                                                           (59,507)       (44,835)
 Effect of contribution to employee stock ownership plan                                   83,368        106,742
 (Gain) on sale of foreclosed real estate and loans, net                                   (8,372)        (2,560)
 (Gain) on sale of securities available for sale                                               --        (54,853)
 Loss on sale and disposal of equipment, net                                               14,101             --
 Net (increase) decrease in loans held for sale                                         1,116,059       (117,042)
 Change in assets and liabilities:
   (Increase) decrease in accrued interest receivable                                     (19,629)        32,241
   (Increase) decrease in prepaid expenses and other assets                              (111,088)       278,999
   Increase in income taxes payable                                                       603,254        657,608
   Increase (decrease) in accrued expenses and other liabilities                         (470,243)        20,979
                                                                                      -----------    -----------
        Net cash provided by operating activities                                       2,378,392      2,256,346
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net decrease in loans                                                                  8,983,457      3,523,166
 Purchase of loans                                                                     (9,102,362)    (1,655,000)
 Proceeds from sales of securities available for sale                                          --      3,485,697
 Purchase of securities available for sale                                             (8,441,322)    (4,050,821)
 Proceeds from maturities of securities available for sale                              5,786,768      5,574,472
 Purchase of premises and equipment and rental real estate                               (372,016)       (39,031)
 Proceeds from sale of equipment                                                              197             --
 Cash paid in connection with acquisition of Valley Financial Corporation
   net of cash received                                                                        --     (8,532,270)
 Other                                                                                     (6,996)        (1,992)
                                                                                      -----------    -----------
       Net cash (used in) investing activities                                         (3,152,274)    (1,695,779)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                     (969,010)     4,347,777
 (Decrease) in advances from borrowers for taxes and insurance                           (451,356)      (612,311)
 Proceeds from other borrowed funds                                                           - -      8,042,000
 Payments of other borrowings                                                          (1,027,670)    (3,000,000)
 Purchase of treasury stock                                                              (126,122)           - -
 Dividends paid                                                                          (227,080)      (194,954)
                                                                                      -----------    -----------

      Net cash provided by (used in) financing activities                              (2,801,238)     8,582,512
                                                                                      -----------    -----------

      Net increase (decrease) in cash                                                  (3,575,120)     9,143,079

CASH
 Beginning                                                                             15,636,876      3,445,163
                                                                                      -----------    -----------
 Ending                                                                               $12,061,756    $12,588,242
                                                                                      ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
 Interest paid to depositors                                                          $ 2,730,040    $ 2,331,593
 Interest paid on borrowings                                                              533,641        479,432
 Income taxes                                                                               1,754             85

                                  (Continued)

The following is a summary of the assets acquired and liabilities assumed in connection with the acquisition of Valley Financial Corporation

 Cash                                              $  6,157,507
 Securities                                          41,818,057
 Loans                                               58,567,364
 Accrued interest receivable                          1,019,373
 Premises and equipment                               1,081,890
 Goodwill                                             6,565,174
 Prepaid expenses and other assets                      209,906
 Deposits                                           (99,261,995)
 Advances from borrowers for taxes and insurance       (301,783)
 Deferred income taxes                                 (300,030)
 Accrued taxes payable                                   12,565
 Accrued expenses and other liabilities                (878,251)
                                                   ------------

   Cash Paid                                       $ 14,689,777
   Less Cash Received                                (6,157,507)
                                                   ------------
   Cash Paid, net of cash received                 $  8,532,270
                                                   ============

See Notes to Consolidated Condensed Financial Statements

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month period ended March 31, 1999 and 1998 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

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

4.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended March 31, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,854,867 and 2,912,166, respectively. For the three month period ended March 31, 1998, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 3,140,815 and 3,233,867, respectively.

5.   DIVIDENDS

On February 26, 1999, the Company declared a cash dividend on its common stock, payable on April 6, 1999 to stockholders of record as of March 16, 1999, equal to $0.10 per share.

6.   COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 1999 and 1998 was $877,698 and $1,062,037, respectively.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company's actual results may differ from the results discussed in the forward looking statements.

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

FINANCIAL CONDITION

Total assets decreased $1.7 million, or 0.5%, to $335.0 million at March 31, 1999 compared to $336.7 million at December 31, 1998. Interest bearing cash decreased $2.7 million, or 20.2%. Securities available for sale increased $2.4 million, or 4.8%, primarily due to $8.4 million of purchases, partially offset by $5.8 million of maturities and calls. Total loans receivable, net, increased by $54,000 from December 31, 1998, due primarily to payments and prepayments of loans (of approximately $21.3 million) and loan sales of $381,000, which payments, prepayments and sales were offset in part by originations of $7.6 million of first mortgage loans secured primarily by one-to-four family residences, purchases of $9.1 million of first mortgage loans secured primarily by multi-family residences and commercial real estate and originations of $3.6 million of second mortgage loans. Deposits decreased $969,000, or 0.4%, from $246.7 million at December 31, 1998 to $245.7 million at March 31, 1999, reflecting decreases primarily in NOW accounts. This decrease was due in part to the timing of certain deposits to NOW accounts at December 31, 1998. Other borrowings, primarily FHLB advances, decreased by $1.0 million to $37.8 million at March 31, 1999 from $38.8 million at December 31, 1998, due to the repayment of an advance. Total stockholders' equity increased $549,000, to $48.8 million at March 31, 1999 from $48.2 million at December 31, 1998. See "Capital".

CAPITAL

The Company's total stockholders' equity increased by $549,000 to $48.8 million at March 31, 1999 from $48.2 million at December 31, 1998, primarily due to earnings, which were offset in part by stock repurchases and dividends declared. The changes in stockholders' equity were also due to an decrease in the unrealized gain on securities available for sale by $180,000 to $179,000 at March 31, 1999 from $359,000 at December 31, 1998. The unearned shares from the Employee Stock Ownership Plan (the "ESOP") decreased by $48,000 to $966,000 at March 31, 1999 from $1,013,000 at December 31, 1998, due to the release of shares by the ESOP to employees of the Bank.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 1999, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 1999 are as follows:


                            Amount          Percentage of Assets
                        --------------   --------------------------
                            (dollars in thousands)

Tangible capital:
 Capital level         $     30,438                  9.32%
 Less Requirement             4,900                  1.50%
                            -------                  -----
 Excess                $     25,538                  7.82%
                            =======                  =====

Core capital:
 Capital level         $     30,438                  9.32%
 Less Requirement            13,068                  4.00%
                            -------                  -----
 Excess                $     17,370                  5.32%
                            =======                  =====

Risk-based capital:
 Capital level         $     32,649                  18.74%
 Less Requirement            13,936                   8.00%
                            -------                  -----
 Excess                $     18,713                  10.74%
                            =======                  =====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first three months of 1999 and 1998, principal payments and repayments on loans totalled $21.3 million and $13.5 million, respectively. The increase in loan payments and repayments is due to the current low interest rate environment. The net increase (decrease) in deposits during the first three months of 1999 and 1998 totalled $(969,000) and $4.3 million, respectively. The proceeds from borrowed funds during the first three months ended March 31, 1999 and 1998 totalled none and $8.0 million, respectively. During the first three months of 1999 and 1998, the proceeds from the maturities, calls and sales of securities totalled $5.8 million and $9.1 million, respectively. The decrease in proceeds from securities is due in part to the sales of certain investments in 1998 of which there were none in 1999. Cash provided from operating activities during the first three months of 1999 and 1998 totalled $2.4 million and $2.3 million, respectively, of which $1.1 million and $1.1 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities. During the first three months of 1999 and 1998, the Company's gross purchases and origination of loans totalled $22.3 million and $13.5 million, respectively. The increase in purchase and origination of loans is due to the current low interest rate environment. The purchase of securities available for sale for the three months ended March 31, 1999 and 1998 totalled $8.4 million and $4.1 million, respectively. The repayment of borrowed funds during the first three months of 1999 and 1998 totalled $1.0 million and $3.0 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter of not less than four percent of either (1) the liquidity base at the end of the preceding quarter, or (2) the average daily balance of the liquidity base during the preceding quarter equal to a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10%, depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At March 31, 1999, the Bank's liquidity position was $44.7 million, or 17.1%, of liquid assets, compared to $45.7 million, or 17.6%, at December 31, 1998.

Stockholders' equity totaled $48.8 million at March 31, 1999 compared to $48.2 million at December 31, 1998, reflecting the Company's earnings for the quarter, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the net unrealized gains on securities, net of taxes.

On January 6, 1999, the Company paid a quarterly cash dividend equal to $0.08 per share on common stock outstanding as of the close of business on December 16, 1998, aggregating $237,000. On February 26, 1999, the Company declared a quarterly cash dividend of $0.10 per share payable on April 6, 1999 to shareholders of record as of the close of business on March 16, 1999, aggregating $296,000.

PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

The following unaudited pro forma consolidated statement of income for the three months ended March 31, 1998 presented on the following page is based on the historical income statements of the Company and Valley Financial. The unaudited pro forma consolidated statement of income for the three months ended March 31, 1998 was prepared as if the Acquisition had occurred as of the beginning of the respective period for purposes of the combined consolidated statements of income.

This pro forma income statement is not necessarily indicative of the results of operations that might have occurred had the Acquisition taken place at the beginning of the period, or to project the Company's results of operations at any future date or for any future period. The pro forma consolidated condensed statement of income should be read in connection with the notes thereto.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
-----------------------------------------------

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                          Three Months Ended
                                                              March 31,

                                                         ACTUAL      PRO FORMA
                                                          1999         1998
                                                       -----------  -----------
Interest income                                         $5,966,768   $6,087,529
Interest expense                                         3,199,515    3,322,829
                                                        ----------   ----------

   Net interest income                                   2,767,253    2,764,700

Provision for loan losses                                   30,000       60,000
                                                        ----------   ----------
Net interest income after provision for loan losses      2,737,253    2,704,700
                                                        ----------   ----------

Noninterest income:
   Fees and service charges                                361,338      273,524
   Abstract fees                                           343,473      361,098
   Gain on sale of securities available for sale                --       54,853
      Other income                                         215,438      186,990
                                                        ----------   ----------
     Total noninterest income                              920,249      876,465
                                                        ----------   ----------


Noninterest expense:
   Salaries and employee benefits                          973,004      938,514
   Premises and equipment                                  207,334      187,713
   Data processing                                         147,932      129,054
   SAIF deposit insurance premiums                          37,415       37,784
   Goodwill amortization                                   118,070      115,920
   Other expenses                                          570,554      579,147
                                                        ----------   ----------
      Total noninterest expense                          2,054,309    1,988,132
                                                        ----------   ----------

Income before income taxes                               1,603,193    1,593,033

Provision for income taxes                                 545,501      587,759
                                                        ----------   ----------

Net Income                                              $1,057,692   $1,005,274
                                                        ==========   ==========

RESULTS OF OPERATIONS

The actual statement of income for the three months ended March 31, 1999 was used for comparison purposes to the pro forma statement of income for the three months ended March 31 1998 in order to more clearly present the changes in the results of operations.

INTEREST INCOME. Interest income decreased by $121,000 to $6.0 million for the three months ended March 31, 1999 compared to $6.1 million for the three months ended March 31, 1998. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets from 7.72% for the three months ended March 31, 1998 to 7.56% for the three months ended March 31, 1999. The average yields on interest bearing assets declined due to a general decrease in the market interest rates. The impact of the decrease in average yields was offset in part by an increase in the average balance of interest earning assets . The average balance of interest bearing assets increased $803,000 (primarily first mortgage and consumer loans and interest bearing cash) to $316.8 million for the three months ended March 31, 1999 from $316.0 million for the comparable 1998 period. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured primarily by multi-family residences and commercial real estate, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of loans was offset in part by a decrease in the average balance of securities available for sale. The decrease in the average balance of securities available for sale was due to sales, calls and maturities, which were offset, in part, by purchases of available for sale securities.

INTEREST EXPENSE. Interest expense decreased by $123,000 to $3.2 million for the three months ended March 31, 1999 compared to $3.3 million for the three months ended March 31, 1998. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities from 4.91% for the three months ended March 31, 1998 to 4.64% for the three months ended March 31, 1999. The average cost of interest bearing liabilities declined due to a general decrease in the market interest rates. The impact of the decrease in average cost of interest bearing liabilities was offset in part by an increase in the average balance of interest bearing liabilities . The increase in the average balance of interest bearing liabilities was primarily due to a $4.2 million increase in the average balance of NOW and money market savings accounts. The increase in such deposit accounts is due to marketing of the Company's NOW accounts.

NET INTEREST INCOME. Net interest income before the provision for loan losses increased by $3,000 to $2.8 million for the three months ended March 31, 1999 from $2.8 million for the three months ended March 31, 1998. The increase is primarily due to the increase in the interest rate spread, offset by the decrease in the excess of average interest earning assets over the average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 2.92% for the three months ended March 31, 1999 from 2.81% for the three months ended March 31, 1998.

The following table sets forth certain information relating to the Company's actual and pro forma average balance sheets and reflects the actual and pro forma average yield on assets and actual and pro forma average cost of liabilities for the three month periods ended March 31, 1999 and 1998, respectively.

                                                                          FOR THREE MONTHS ENDED MARCH 31,
                                                         ------------------------------------------------------------------
                                                                      ACTUAL                            PRO FORMA
                                                                       1999                                 1998
                                                         ------------------------------------------------------------------
                                                          AVERAGE               AVERAGE     AVERAGE               AVERAGE
                                                          BALANCE   INTEREST  YIELD/COST    BALANCE   INTEREST  YIELD/COST
                                                          -------   --------  ----------    -------   --------  ----------
                                                                              (Dollars in thousands)
ASSETS:
Interest-earning assets:
     Loans..........................................      $254,270    $5,100        8.04%   $250,567    $5,154        8.23%
     Securities available for sale..................        50,428       730        5.86      58,497       844        5.85
     Interest bearing cash..........................        12,099       137        4.60       6,930        90        5.24
                                                          --------    ------      ------    --------    ------      ------
       Total interest-earning assets................       316,797    $5,967        7.56%    315,994    $6,088        7.72%
                                                                      ------      ------                ------      ------
   Noninterest-earning assets.......................        17,430                            18,383
                                                          --------                          --------
       Total assets.................................      $334,227                          $334,377
                                                          ========                          ========

LIABILITIES AND EQUITY:
   Interest-bearing liabilities:
     NOW and money market savings...................      $ 50,825    $  276        2.20%   $ 46,658    $  360        3.13%
     Passbook savings...............................        26,570       148        2.26      26,200       155        2.39
     Certificates of deposit........................       163,572     2,242        5.56     163,690     2,254        5.58
     Borrowed funds.................................        38,150       534        5.60      37,642       554        5.98
                                                          --------    ------      ------    --------    ------      ------
   Total interest-bearing liabilities...............       279,117    $3,200        4.64%    274,190    $3,323        4.91%
                                                                      ------      ------                ------      ------

   Noninterest-bearing liabilities..................         6,522                             9,206
                                                          --------                          --------
       Total liabilities............................       285,639                           283,396
   Equity...........................................        48,635                            50,981
                                                          --------                          --------
       Total liabilities and equity.................      $334,227                          $334,377
                                                          ========                          ========

Net interest income.................................                  $2,767                            $2,765
                                                                      ======                            ======
Net interest rate spread............................                                2.92%                             2.81%
                                                                                  ======                            ======
Net interest margin.................................                                3.49%                             3.50%
                                                                                  ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities.............                              113.50%                           115.25%
                                                                                  ======                            ======

     RESULTS OF OPERATIONS (Continued)

     PROVISION FOR LOAN LOSSES. The Company's provision for loan losses was $30,000 and $60,000 for the three months ended March 31, 1999 and 1998, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $2,000 for the three months ended March 31, 1999 as compared to net charge offs of $1,000 for the three months ended March 31, 1998. The resulting allowance for loan losses was $2.7 million at March 31, 1999 as compared to $2.7 million at December 31, 1998 and $2.6 million at March 31, 1998. The level of nonperforming loans decreased to $291,000 at March 31, 1999 from $956,000 at December 31, 1998 and from $539,000 at March 31,
     1998. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

     NONINTEREST INCOME. Total noninterest income increased by $44,000 to $920,000 for the three months ended March 31, 1999 from $876,000 for the three months ended March 31, 1998. The increase is due to increases in fees and service charges and other income, offset in part by decreases in abstract fees. Other fees and service charges increased

$88,000, primarily due to increases in overdraft fees, NOW and savings account service charges and loan prepayment fees. Other income increased $28,000, primarily due to an increase in revenues from the sale of loans, offset by losses on disposal of certain equipment and decreases in annuity sales. Abstract fees decreased $18,000 due to decreased sales volume. Noninterest income for the three months ended March 31, 1998 reflects gains on sales of securities available for sale of $55,000, while the three months ended March 31, 1999 does not include any gains on sale of securities available for sale.

NONINTEREST EXPENSE. Total noninterest expense increased by $66,000 to $2.1 million for the three months ended March 31, 1999 from $2.0 million for the three months ended March 31, 1998. The increase is primarily due to increases in premisses and equipment and data processing. The increases in premises and equipment was primarily due to an increase in depreciation expense relating primarily to the purchase of computer equipment and software and normal cost increases. The increase in data processing expense was due to one time costs incurred as a result of some Year 2000 costs and normal cost increases. The Company's efficiency ratio for the three months ended March 31, 1999 and 1998 were 55.71% and 54.60%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended March 31, 1999 and 1998 were 2.46% and 2.38%, respectively.

INCOME TAXES. Income taxes decreased by $42,000 to $546,000 for the three months ended March 31, 1999 as compared to $588,000 for the three months ended March 31, 1998. The decrease was primarily due to a decrease in pre-tax earnings during the 1999 period as compared to the corresponding 1998 period.

NET INCOME. Net income totaled $1.1 million for the three months ended March 31, 1999, compared to $1.0 million for the same period in 1998.

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

In order to address the Y2K issue and to minimize its potential adverse impact, management has begun a process to identify areas that will be affected by the Y2K Problem, assess its potential impact on the operations of the Company, monitor the progress of FIserv, Inc. of Milwaukee ("FIserv") and other third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for all critical systems. An internal committee of the Company has been formed to address the potential risks that Y2K poses for the Company. The Company's Y2K committee has completed the awareness, inventory and assessment phases of Y2K. The testing of the Company's internal computer system and software should be completed by the second quarter of 1999. The Company's most critical exposure to Y2K system problems is with its data processing provider, FIserv. The Company has been advised by FIserv that Fiserv's Vision system is Y2K ready as of February, 1999. During the early second quarter of 1999, the Company intends to complete the testing phase of Y2K. Management anticipates that the enhancements necessary to prepare it's mission critical systems for Y2K will be completed during the second quarter of 1999. Although the effort to prepare for Y2K is intended to address all Y2K issues, the Company's has developed a contingency plan to address potential Y2K issues that arise from noncompliance. Contingency plans have been developed on a department-by-department basis in anticipation of the possibility of unplanned system difficulties or failure of third parties to successfully prepare reporting procedures. The testing phase on the Company's contingency plan will begin in the second quarter of 1999.

The Company anticipates that it has and will incur internal staff costs, consulting costs, data processing costs, additional purchase of equipment and other expenses related to the enhancements necessary to prepare its systems for Y2K. The Company has replaced some equipment, software and incurred consulting fees at a cost of approximately $40,000. Management anticipates the additional costs associated with Year 2000 compliance will not exceed $100,000. Any personnel and consulting costs have been and will continue to be expense as incurred. If the Company is not Y2K compliant, the costs to become compliant would likely be material to the financial condition and operating results of the Company.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk from December 31, 1998 as reported in Item 7A of the Form 10-K.

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

Exhibit 99.1 Press Release, dated January 28, 1999 (regarding the completion of a stock repurchase program).

Exhibit 99.2 Press Release, dated February 26, 1999 (regarding the declaration of a dividend).

Exhibit 99.3 Press Release, dated March 26, 1999 (regarding stock repurchase program)

Exhibit 99.4 Press Release, dated April 16, 1999 (regarding the issuance of limited financial information for the three months ended March 31, 1999).

 (b) Reports of Form 8-K

 None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                             NORTH CENTRAL BANCSHARES, INC.

DATE: May 14, 1999                           BY: /s/ David M. Bradley



                                                 David M. Bradley, CPA
                                                 Chairman, President and
                                                 Chief Executive Officer

DATE: May 14, 1999                           BY: /s/ John L. Pierschbacher




                                                 John L. Pierschbacher, CPA
                                                 Principal Financial Officer