Form 10-Q
period 1999-06-30
NORTH CENTRAL BANCSHARES INC
filed 1999-08-13
CIK 1005188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                   ----------------------------------------

                                   FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    -----------------

                        Commission File Number 0-27672

                        NORTH CENTRAL BANCSHARES, INC.
            (Exact name of registrant as specified in its charter)

               Iowa                                42-1449849
               ----                                ----------
       (State or other jurisdiction of          (I. R. S. Employer
       incorporation or organization)           Identification Number)

               825 Central Avenue          Fort Dodge, Iowa 50501
               --------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code :(515)576-7531

                                      None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at August 13, 1999
--------------------------------------------------------------------------------

Common Stock, $.01 par value                           2,507,242

                        NORTH CENTRAL BANCSHARES, INC.

                                     INDEX


                                                                   Page

     Part I.  Financial Information
     Item 1.  Consolidated Condensed
     Financial Statements (Unaudited)                             1 to 4

              Consolidated Condensed Statements of
              Financial Condition at June 30,
              1999 (Unaudited) and December 31, 1998              1

              Consolidated Condensed Statements of
              Income for the three and six months ended
              June 30, 1999 and 1998 (Unaudited)                  2

              Consolidated Condensed Statements of
              Cash Flows for the six months ended
              June 30, 1999 and 1998 (Unaudited)                  3 & 4

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

     Exhibits

PART 1.   FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                        June 30,     December 31,
ASSETS                                    1999           1998
                                     --------------  -------------
                                      (Unaudited)
Cash:
 Interest-bearing                     $  7,952,974    $ 13,201,437
 Noninterest-bearing                     1,485,408       2,435,439
Securities available for sale           50,988,313      49,882,544
Loans receivable, net                  264,418,399     254,032,497
Loans held for sale                      1,242,116       1,681,017
Accrued interest receivable              2,031,073       1,933,237
Foreclosed real estate                     298,495         186,931
Premises and equipment, net              5,074,472       3,616,438
Rental real estate                       1,895,983       1,945,851
Title plant                                925,256         925,256
Goodwill                                 6,151,526       6,387,671
Deferred taxes                             535,127          13,490
Prepaid expenses and other assets          614,909         448,331
                                      ------------    ------------

 Total assets                         $343,614,051    $336,690,139
                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
 Deposits                             $256,747,307    $246,690,313
 Other borrowed funds                   40,272,475      38,832,239
 Advances from borrowers for taxes
  and insurance                          1,061,428       1,066,025
 Dividend payable                          274,324         237,133
 Income taxes payable                      133,891         199,224
 Accrued expenses and other
  liabilities                            1,391,802       1,458,391
                                      ------------    ------------
   Total liabilities                   299,881,227     288,483,325
                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock ($.01 par value,
   authorized 3,000,000 shares,
   issued and outstanding none)                   -               -
 Common Stock ($.01 par value,
  authorized 15,500,000 shares;
  issued and outstanding 4,011,057)          40,111          40,111
 Additional paid-in capital              38,209,653      38,135,817
 Retained earnings, substantially
  restricted                             28,667,059      27,084,907
 Accumulated other comprehensive
  income-unrealized gain (loss) on
  securities available for sale,
  net of income taxes                      (362,786)        358,666
 Treasury stock at cost (1,353,815 and
  1,046,608 shares, respectively)       (21,902,775)    (16,399,403)
 Unearned shares, employee stock
  ownership plan                           (918,438)     (1,013,284)
                                       ------------    ------------
   Total stockholders' equity            43,732,824      48,206,814
                                       ------------    ------------

     Total liabilities and
      stockholders' equity             $343,614,051    $336,690,139
                                       ============    ============

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                           Three Months Ended         Six Months Ended
                                                               June 30,                   June 30,
                                                          1999         1998          1999            1998
                                                       -----------  -----------  ------------  ----------------
Interest income:
 Loans receivable                                       $5,166,931   $5,156,803   $10,266,521       $ 9,905,841
 Securities and cash deposits                              837,791      893,120     1,704,969         1,609,302
                                                        ----------   ----------   -----------       -----------
                                                         6,004,722    6,049,923    11,971,490        11,515,143
                                                        ----------   ----------   -----------       -----------
Interest expense:
 Deposits                                                2,685,510    2,820,935     5,351,290         5,214,252
 Other borrowed funds                                      549,719      469,811     1,083,454           949,243
                                                        ----------   ----------   -----------       -----------
                                                         3,235,229    3,290,746     6,434,744         6,163,495
                                                        ----------   ----------   -----------       -----------

 Net Interest Income                                     2,769,493    2,759,177     5,536,746         5,351,648

Provision for loan losses                                   30,000       60,000        60,000           120,000
                                                        ----------   ----------   -----------       -----------

Net interest income after provision for loan losses      2,739,493    2,699,177     5,476,746         5,231,648
                                                        ----------   ----------   -----------       -----------

Noninterest income:
 Fees and service charges                                  334,015      311,779       695,353           549,398
 Abstract fees                                             382,683      401,463       726,156           762,561
 Gain on sale of securities available for sale, net         31,989           --        31,989            54,853
 Other income                                              306,194      260,505       521,632           422,277
                                                        ----------   ----------   -----------       -----------

    Total noninterest income                             1,054,881      973,747     1,975,130         1,789,089
                                                        ----------   ----------   -----------       -----------

Noninterest expense:
 Salaries and employee benefits                          1,006,980      873,667     1,979,984         1,644,236
 Premises and equipment                                    215,630      181,514       422,964           334,729
 Data processing                                           149,183      120,602       297,115           219,833
 SAIF deposit insurance premiums                            36,233       37,434        73,648            69,924
 Goodwill amortization                                     118,075      116,730       236,145           196,339
 Other expenses                                            631,202      564,693     1,201,756         1,064,009
                                                        ----------   ----------   -----------       -----------

    Total noninterest expense                            2,157,303    1,894,640     4,211,612         3,529,070
                                                        ----------   ----------   -----------       -----------

Income before income taxes                               1,637,071    1,778,284     3,240,264         3,491,667

Provision for income taxes                                 563,126      661,995     1,108,627         1,269,875
                                                        ----------   ----------   -----------       -----------

Net Income                                              $1,073,945   $1,116,289   $ 2,131,637       $ 2,221,792
                                                        ==========   ==========   ===========       ===========

Basic earnings per common share                              $0.39        $0.36         $0.76             $0.71
                                                        ==========   ==========   ===========       ===========

Diluted earnings per common share                            $0.38        $0.35         $0.75             $0.69
                                                        ==========   ==========   ===========       ===========

Dividends declared per common share                          $0.10        $0.08         $0.20             $0.16
                                                        ==========   ==========   ===========       ===========


See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,

                                                                                         1999           1998
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                           $  2,131,637    $ 2,221,792
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                                 60,000        120,000
 Depreciation                                                                             255,848        189,737
 Amortization and accretion                                                               249,187        274,982
 Deferred taxes                                                                           (91,514)       (65,216)
 Effect of contribution to employee stock ownership plan                                  168,682        223,616
 (Gain) on sale of foreclosed real estate and loans, net                                  (19,220)        (3,214)
 (Gain) on sale of securities available for sale                                          (31,989)       (54,853)
 Loss on sale and disposal of equipment, net                                               14,061             --
 Net decrease in loans held for sale                                                      438,901             --
 Change in assets and liabilities:
   (Increase) decrease in accrued interest receivable                                     (97,836)       166,373
   (Increase) decrease in prepaid expenses and other assets                              (166,578)       394,492
   (Decrease) in income taxes payable                                                     (65,333)       (67,157)
   Increase (decrease) in accrued expenses and other liabilities                          (66,589)       313,366
                                                                                     ------------    -----------

       Net cash provided by operating activities                                        2,779,257      3,713,918
                                                                                     ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net decrease in loans                                                                  8,609,698      6,361,538
 Purchase of loans                                                                    (19,044,921)    (8,420,666)
 Proceeds from sales of securities available-for-sale                                     146,625      3,357,148
 Purchase of securities available-for-sale                                            (13,657,719)    (9,522,246)
 Proceeds from maturities of securities available-for-sale                             11,170,300     13,988,116
 Purchase of premises and equipment and rental real estate                             (1,678,312)      (237,684)
 Proceeds from sale of equipment                                                              237             --
 Purchase of rental real estate                                                                --           (735)
 Cash paid in connection with acquisition of Valley Financial Corporation,
   net of cash received                                                                        --     (8,532,270)
 Other                                                                                       (626)        49,088
                                                                                     ------------    -----------

      Net cash (used in) investing activities                                         (14,454,718)    (2,957,711)
                                                                                     ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                                              10,056,994      6,011,817
 (Decrease) in advances from borrowers for taxes and insurance                             (4,597)      (199,773)
 Net change in short term borrowings                                                    3,500,000             --
 Proceeds from other borrowed funds                                                     1,000,000     10,042,000
 Payments of other borrowings                                                          (3,059,764)    (6,250,000)
 Purchase of treasury stock                                                            (5,503,372)    (3,124,875)
 Dividends paid                                                                          (512,294)      (446,219)
 Other                                                                                         --        (11,500)
                                                                                     ------------    -----------

      Net cash provided by financing activities                                         5,476,967      6,021,450
                                                                                     ------------    -----------

      Net increase (decrease) in cash                                                  (6,198,494)     6,777,657

CASH
 Beginning                                                                             15,636,876      3,445,163
                                                                                     ------------    -----------
 Ending                                                                              $  9,438,382    $10,222,820
                                                                                     ============    ===========

                                  (Continued)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash payments for:
 Interest paid to depositors                       $  5,441,405    $  5,163,177
 Interest paid on borrowings                          1,083,642         949,243
 Income taxes                                         1,265,475       1,402,247

The following is a summary of the assets acquired and liabilities assumed in connection with the acquisition of Valley Financial Corporation

Cash
Securities                                                         $  6,157,507
Loans                                                                41,818,057
Accrued interest receivable                                          58,567,364
Premises and equipment                                                1,019,373
Goodwill                                                              1,081,890
Prepaid expenses and other assets                                     6,565,174
Deposits                                                                209,906
Advances from borrowers for taxes and insurance                     (99,261,995)
Deferred income taxes                                                  (301,783)
Accrued taxes payable                                                  (300,030)
Accrued expenses and other liabilities                                   12,565
                                                                       (878,251)
                                                                   ------------
 Cash Paid
 Less Cash Received                                                $ 14,689,777
                                                                     (6,157,507)
 Cash Paid, net of cash received                                   ------------
                                                                   $  8,532,270
                                                                   ============

See Notes to Consolidated Condensed Financial Statements

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

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

3.   ACQUISITION OF VALLEY FINANCIAL CORP.

As of the close of business on January 30, 1998, the Bank completed the acquisition of Valley Financial Corp. ("Valley Financial") (the "Acquisition") pursuant to an Agreement and Plan of Merger, dated as of September 18, 1997 (the "Merger Agreement"). The Acquisition resulted in the merger of Valley Financial's wholly owned subsidiary, Valley Savings Bank, FSB ("Valley Savings"), with and into the Bank, with the Bank as the resulting financial institution. Valley Savings, headquartered in Burlington, Iowa, was a federally-chartered stock savings bank with three branch offices located in southeastern Iowa. The former offices of Valley Savings are being operated as a division of the Bank.

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

4.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended June 30, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,728,666 and 2,791,482, respectively. For the six month period ended June 30, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,788,780 and 2,848,838, respectively. For the three month period ended June 30, 1998, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 3,140,815 and 3,233,867, respectively. For the six month period ended June 30, 1998, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 3,122,934 and 3,225,206, respectively.

5.   DIVIDENDS

On May 21, 1999, the Company declared a cash dividend on its common stock, payable on July 6, 1999 to stockholders of record as of June 16, 1999, equal to $0.10 per share.

6.   COMPREHENSIVE INCOME

Comprehensive income for the three months ended June 30, 1999 and 1998 was $512,458 and $1,115,926, respectively. Comprehensive income for the six months ended June 30, 1999 and 1998 was $1,390,128 and $2,082,420, respectively.

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

Valley Savings was a federally-chartered savings bank, with two offices in Burlington, Iowa and one office in Mount Pleasant, Iowa. At January 30, 1998, just prior to the merger, Valley Financial had assets of $108.0 million, loans of $57.9 million and deposits of $98.9 million.

The acquisition of Valley Financial resulted in the merger of Valley Financial's wholly-owned subsidiary, Valley Savings, with and into the Bank, with the three Valley Savings branches continuing to operate as Valley Savings Bank, a division of First Federal Savings Bank of Iowa. The transaction was accounted for as a purchase, resulting in goodwill of $6.6 million, and closed on January 30, 1998. Consequently, the operating results of the former Valley Savings are included in the 1998 operating results of the Company only from the date of acquisition through June 30, 1998.

FINANCIAL CONDITION

Total assets increased $6.9 million, or 2.1%, to $343.6 million at June 30, 1999 compared to $336.7 million at December 31, 1998. Interest bearing cash decreased $5.2 million, or 39.8%, due to the use of cash to fund growth in other areas of the balance sheet. Securities available for sale increased $1.1 million, or 2.2%, primarily due to $13.7 million of purchases, partially offset by $11.3 million of maturities, sales and calls. Total loans receivable, net, increased by $10.4 million from December 31, 1998, due to originations of $20.5 million of first mortgage loans secured primarily by one-to-four family residences, purchases of $19.0 million of first mortgage loans secured by multi-family residences and commercial real estate and originations of $8.5 million of second mortgage loans. These increases were offset in part by payments and prepayments of loans (of approximately $40.5 million) and loan sales of $425,000. Deposits increased $10.1 million, or 4.1%, to $256.7 million at June 30, 1999 from $246.7 million at December 31, 1998, reflecting increases primarily in certificate of deposit accounts. This increase was due in part to the deposit of certain public funds and the marketing of retail certificate of deposits during the six months ended June 30, 1999. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, increased by $1.4 million to $40.3 million at June 30, 1999 from $38.8 million at December 31, 1998, due to borrowings on the Bank's FHLB open line of credit, offset in part by the maturities of certain FHLB advances. Total stockholders' equity decreased $4.5 million, to $43.7 million at June 30, 1999 from $48.2 million at December 31, 1998. See "Capital."

CAPITAL

The Company's total stockholders' equity decreased by $4.5 million to $43.7 million at June 30, 1999 from $48.2 million at December 31, 1998, primarily due to stock repurchases and dividends declared, which were offset in part by earnings. The changes in stockholders' equity were also due to an decrease in the unrealized (gain) loss on securities available for sale by $721,000 to $363,000 at June 30, 1999 from $(359,000) at December 31, 1998. The unearned shares from the Employee Stock Ownership Plan (the "ESOP") decreased by $95,000 to $918,000 at June 30, 1999 from $1,013,000 at December 31, 1998, due to the release of shares by the ESOP to employees of the Bank.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 1999, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 1999 are as follows:

                        Amount   Percentage of Assets
                       --------  ---------------------
                           (dollars in thousands)
Tangible capital:
 Capital level          $30,557                  9.11%
 Less Requirement         5,034                  1.50%
                        -------                 -----
 Excess                 $25,523                  7.61%
                        =======                 =====

Core capital:
 Capital level          $30,557                  9.11%
 Less Requirement        13,424                  4.00%
                        -------                 -----
 Excess                 $17,133                  5.11%
                        =======                 =====

Risk-based capital:
 Capital level          $32,926                 18.10%
 Less Requirement        14,557                  8.00%
                        -------                 -----
 Excess                 $18,369                 10.10%
                        =======                 =====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first six months of 1999 and 1998, principal payments and repayments on loans totalled $40.5 million and $33.6 million, respectively. The increase in loan payments and repayments is due primarily to the current low interest rate environment. The net increase in deposits during the first six months of 1999 and 1998 totalled $10.1 million and $6.0 million, respectively. The proceeds from borrowed funds during the first six months ended June 30, 1999 and 1998 totalled $1.0 million and $10.0 million, respectively. During the first six months of 1999 and 1998, the proceeds from the maturities, calls and sales of securities totalled $11.3 million and $17.3 million, respectively. The decrease in proceeds from securities is due in part to the proceeds from the sales of certain investments in 1998 of $3,357,000 compared to proceeds of $146,000 in 1999. Cash provided from operating activities during the first six months of 1999 and 1998 totalled $2.8 million and $3.7 million, respectively, of which $2.1 million and $2.2 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities. During the first six months of 1999 and 1998, the Company's gross purchases and origination of loans totalled $52.5 million and $37.6 million, respectively. The increase in purchase and origination of loans is due in part to the current low interest rate environment. The purchase of securities available for sale for the six months ended June 30, 1999 and 1998 totalled $13.7 million and $9.5 million, respectively. The repayment of borrowed funds during the first six months of 1999 and 1998 totalled $3.1 million and $6.3 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter of not less than four percent of either (1) the liquidity base at the end of the preceding quarter, or (2) the average daily balance of the liquidity base during the preceding quarter equal to a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10%, depending upon economic conditions and the savings flows of member institutions. Currently, it is 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 1999, the Bank's liquidity position was $40.4 million, or 15.8%, of liquid assets, compared to $45.7 million, or 17.6%, at December 31, 1998.

Stockholders' equity totaled $43.7 million at June 30, 1999 compared to $48.2 million at December 31, 1998, reflecting the Company's stock repurchases, earnings for the quarter, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the net unrealized gains (losses) on securities, net of taxes.

On April 6, 1999, the Company paid a quarterly cash dividend equal to $0.10 per share on common stock outstanding as of the close of business on March 16, 1999, aggregating $286,000. On May 21, 1999, the Company declared a quarterly cash dividend of $0.10 per share payable on July 6, 1999 to shareholders of record as of the close of business on June 16, 1999, aggregating $274,000.

PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

The following unaudited pro forma consolidated statement of income for the six months ended June 30, 1998 presented on the following page is based on the historical income statements of the Company and Valley Financial. The unaudited pro forma consolidated statement of income for the six months ended June 30, 1998 was prepared as if the Acquisition had occurred as of the beginning of the respective period for purposes of the combined consolidated statements of income.

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

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                 Actual       Actual        Actual         ProForma
                                                  1999         1998          1999            1998
                                               -----------  -----------  ------------  ----------------
Interest income                                 $6,004,722   $6,049,923   $11,971,490       $12,137,452
Interest expense                                 3,235,229    3,290,746     6,434,744         6,613,575
                                                ----------   ----------   -----------       -----------

   Net interest income                           2,769,493    2,759,177     5,536,746         5,523,877

Provision for loan losses                           30,000       60,000        60,000           120,000
                                                ----------   ----------   -----------       -----------
   Net interest income after provision for
    loan losses                                  2,739,493    2,699,177     5,476,746         5,403,877
                                                ----------   ----------   -----------       -----------

Noninterest income:
   Fees and service charges                        334,015      311,779       695,353           585,303
   Abstract fees                                   382,683      401,463       726,156           762,561
   Gain on sale of securities available for
      sale, net                                     31,989           --        31,989            54,853
   Other income                                    306,194      260,505       521,632           440,112
                                                ----------   ----------   -----------       -----------
      Total noninterest income                   1,054,881      973,747     1,975,130         1,842,829
                                                ----------   ----------   -----------       -----------


Noninterest expense:
   Salaries and employee benefits                1,006,980      873,667     1,979,984         1,812,931
   Premises and equipment                          215,630      181,514       422,964           369,227
   Data processing                                 149,183      120,602       297,115           249,656
   SAIF deposit insurance premiums                  36,233       37,434        73,648            75,218
   Goodwill amortization                           118,075      116,730       236,145           232,812
   Other expenses                                  631,202      564,693     1,201,756         1,195,755
                                                ----------   ----------   -----------       -----------
      Total noninterest expense                  2,157,303    1,894,640     4,211,612         3,935,599
                                                ----------   ----------   -----------       -----------

Income before income taxes                       1,637,071    1,778,284     3,240,264         3,311,107

Provision for income taxes                         563,126      661,995     1,108,627         1,228,687
                                                ----------   ----------   -----------       -----------

Net Income                                      $1,073,945   $1,116,289   $ 2,131,637       $ 2,082,420
                                                ==========   ==========   ===========       ===========


The actual statement of income for the three months ended June 30, 1999 was used for comparison purposes to the actual statement of income for the three months ended June 30, 1998. The actual statement of income for the six months ended June 30, 1999 was used for comparison purposes to the pro forma statement of income for the six months ended June 30, 1998 in order to more clearly present the changes in the results of operations.

Interest Income. Interest income decreased by $45,000 to $6.0 million for the three months ended June 30, 1999 compared to $6.0 million for the three months ended June 30, 1998. The decrease in interest income was primarily due to a decrease in the average yield on loans and interest bearing cash. The yields on interest earning assets decreased from 7.70% for the three months ended June 30, 1998 to 7.51% for the three months ended June 30, 1999. The average yields on loans and interest bearing cash declined due to a general decrease in the market interest rates. The impact of the decrease in average yields was offset in part by an increase in the average balance of interest earning assets. The average balance of interest bearing assets increased $5.4 million (primarily first mortgage and consumer loans, offset by decreases in securities available for sale and interest bearing cash) to $320.1 million for the three months ended June 30, 1999 from $314.6 million for the comparable 1998 period. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured primarily by multi-family residences and commercial real estate, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of loans was offset in part by a decrease in the average balance of securities available for sale. The decrease in the average balance of securities available for sale was due to sales, calls and maturities, which were offset, in part, by purchases of available for sale securities.

Interest income decreased by $165,000 to $12.0 million for the six months ended June 30, 1999 compared to $12.1 million for the six months ended June 30, 1998. The decrease in interest income was primarily due to a decrease in the average yield on loans and interest bearing cash. The average yield on interest earning assets decreased from 7.71% for the six months ended June 30, 1998 to 7.53% for the six months ended June 30, 1999. The average yields on loans and interest earning cash declined due to a general decrease in the market interest rates. The impact of the decrease in average yields was offset in part by an increase in the average balance of interest earning assets. The average balance of interest bearing assets increased $3.1 million (primarily first mortgage and consumer loans and interest bearing cash) to $318.4 million for the six months ended June 30, 1999 from $315.3 million for the comparable 1998 period. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured primarily by multi-family residences and commercial real estate, which were offset, in part, by payments and prepayments on such loans. See "Financial Condition." The impact of the increase in the average balances of loans was offset in part by a decrease in the average balance of securities available for sale. The decrease in the average balance of securities available for sale was due to sales, calls and maturities, which were offset, in part, by purchases of available for sale securities.

Interest Expense. Interest expense decreased by $56,000 to $3.2 million for the three months ended June 30, 1999 compared to $3.3 million for the three months ended June 30, 1998. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities from 4.87% for the three months ended June 30, 1998 to 4.54% for the three months ended June 30, 1999. The average cost of interest bearing liabilities declined due to a general decrease in the market interest rates. The impact of the decrease in average cost of interest bearing liabilities was offset in part by an increase in the average balance of interest bearing liabilities. The increase in the average balance of interest bearing liabilities was primarily due to a $5.0 million increase in the average balance of NOW and money market savings accounts and a $6.0 million increase in the average balance of borrowed funds. The increase in such deposit accounts is due to increased marketing of the Company's NOW accounts. The increase in the borrowed funds was due to the borrowing of funds in part to fund the corresponding asset growth.

Interest expense decreased by $178,000 to $6.4 million for the six months ended June 30, 1999 compared to $6.6 million for the six months ended June 30, 1998. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities from 4.88% for the six months ended June 30, 1998 to 4.59% for the six months ended June 30, 1999. The average cost of interest bearing liabilities declined due to a general decrease in the market interest rates. The impact of the decrease in average cost of interest bearing liabilities was offset in part by an increase in the average balance of interest bearing liabilities. The increase in the average balance of interest bearing liabilities was primarily due to a $4.6 million increase in the average balance of NOW and money market savings accounts and a $3.3 million increase in the average balance of borrowed funds. The increase in such deposit accounts is due to increased marketing of the Company's NOW accounts. The increase in the borrowed funds was due to the borrowing of funds in part to fund the corresponding asset growth.

Net Interest Income. Net interest income before the provision for loan losses increased by $10,000 to $2.77 million for the three months ended June 30, 1999 from $2.76 million for the three months ended June 30, 1998. The increase is primarily due to the increase in the interest rate spread, offset by the decrease in the excess of average interest earning assets over the average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 2.97% for the three months ended June 30, 1999 from 2.83% for the three months ended June 30, 1998.

Net interest income before the provision for loan losses increased by $13,000 to $5.54 million for the six months ended June 30, 1999 from $5.52 million for the six months ended June 30, 1998. The increase is primarily due to the increase in the interest rate spread, offset by the decrease in the excess of average interest earning assets over the average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 2.94% for the six months ended June 30, 1999 from 2.83% for the six months ended June 30, 1998.

The following table sets forth certain information relating to the Company's actual and pro forma average balance sheets and reflects the actual and pro forma average yield on assets and actual and pro forma average cost of liabilities for the three and six month periods ended June 30, 1999 and 1998, respectively.

                                                                For Three Months Ended June 30,
                                               ------------------------------------------------------------------
                                                          Actual                                 Actual
                                                           1999                                   1998
                                               -------------------------------    -------------------------------
                                                Average               Average     Average               Average
                                                Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                               ---------  --------  ----------    --------  --------  -----------
                                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
     Loans..................................    $261,015   $ 5,167        7.92%   $251,736   $ 5,157        8.19%
     Securities available for sale..........      51,726       755        5.86      54,324       792        5.85
     Interest bearing cash..................       7,317        82        4.47       8,550       101        4.74
                                                --------   -------      ------    --------   -------      ------
       Total interest-earning assets........     320,058   $ 6,004        7.51%    314,610   $ 6,050        7.70%
                                                           -------      ------               -------      ------
   Noninterest-earning assets...............      16,877                            16,326
                                                --------                          --------
       Total assets.........................    $336,935                          $330,936
                                                ========                          ========

Liabilities and Equity:
   Interest-bearing liabilities:
     NOW and money market savings...........    $ 52,324   $   277        2.12%   $ 47,365   $   368        3.12%
     Passbook savings.......................      27,320       137        2.01      26,625       156        2.35
     Certificates of deposit................     166,811     2,271        5.46     165,289     2,297        5.57
     Borrowed funds.........................      38,485       550        5.65      32,453       470        5.87
                                                --------   -------      ------    --------   -------      ------
   Total interest-bearing liabilities.......     284,940   $ 3,235        4.54%    271,732   $ 3,291        4.87%
                                                --------   -------      ------    --------   -------      ------

   Noninterest-bearing liabilities..........       5,269                             8,391
                                                --------                          --------
       Total liabilities....................     290,209                           280,123
   Equity...................................      46,726                            50,813
                                                --------                          --------
       Total liabilities and equity.........    $336,935                          $330,936
                                                ========                          ========

Net interest income.........................               $ 2,769                           $ 2,759
                                                           =======                           =======
Net interest rate spread....................                              2.97%                             2.83%
                                                                        ======                            ======
Net interest margin.........................                              3.46%                             3.51%
                                                                        ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities.....                            112.32%                           115.78%
                                                                        ======                            ======

                                                                 For Six Months Ended June 30,
                                               -----------------------------------------------------------------
                                                        Actual                                 ProForma
                                                         1999                                    1998
                                               ------------------------------    -------------------------------
                                                Average             Average       Average              Average
                                                Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                               ---------  --------  ----------   ---------  --------  ----------
                                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
     Loans..................................    $257,642   $10,267        7.98%   $251,151   $10,311        8.21%
     Securities available for sale..........      51,077     1,486        5.86      56,411     1,636        5.85
     Interest bearing cash..................       9,708       219        4.55       7,740       190        4.96
                                                --------   -------      ------    --------   -------      ------
       Total interest-earning assets........     318,427   $11,972        7.53%    315,302   $12,137        7.71%
                                                           -------      ------               -------      ------
   Noninterest-earning assets...............      17,154                            17,354
                                                --------                          --------
       Total assets.........................    $335,581                          $332,656
                                                ========                          ========

Liabilities and Equity:
   Interest-bearing liabilities:
     NOW and money market savings...........    $ 51,574   $   553        2.16%   $ 47,012   $   728        3.12%
     Passbook savings.......................      26,945       285        2.14      26,412       310        2.37
     Certificates of deposit................     165,192     4,513        5.51     164,489     4,551        5.79
     Borrowed funds.........................      38,317     1,084        5.62      35,048     1,024        5.81
                                                --------   -------      ------    --------   -------      ------
   Total interest-bearing liabilities.......     282,028   $ 6,435        4.59%    272,961   $ 6,613        4.88%
                                                --------   -------      ------    --------   -------      ------

   Noninterest-bearing liabilities..........       5,896                             8,798
                                                --------                          --------
       Total liabilities....................     287,924                           281,759
   Equity...................................      47,657                            50,897
                                                --------                          --------
       Total liabilities and equity.........    $335,581                          $332,656
                                                ========                          ========

Net interest income.........................               $ 5,537                           $ 5,524
                                                           =======                           =======
Net interest rate spread....................                              2.94%                             2.83%
                                                                        ======                            ======
Net interest margin.........................                              3.48%                             3.50%
                                                                        ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities.....                            112.91%                           115.51%
                                                                        ======                            ======

Provision for Loan Losses. The Company's provision for loan losses was $30,000 and $60,000 for the three months ended June 30, 1999 and 1998, respectively. The Company's provision for loan losses was $60,000 and $120,000 for the six months ended June 30, 1999 and 1998, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $4,000 for the six months ended June 30, 1999 as compared to net charge offs of $8,000 for the six months ended June 30, 1998. The resulting allowance for loan losses was $2.7 million at June 30, 1999 as compared to $2.7 million at December 31, 1998 and $2.6 million at June 30, 1998. The level of nonperforming loans decreased to $276,000 at June 30, 1999 from $956,000 at December 31, 1998 and increased from $162,000 at June 30, 1998. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $81,000 to $1,055,000 for the three months ended June 30, 1999 from $974,000 for the three months ended June 30, 1998. The increase is primarily due to increases in fees and service charges and other income. Other fees and service charges increased $22,000, primarily due to increases in overdraft fees. Other income increased $46,000, primarily due to an increase in revenues from the sale of loans, annuity sales and gains on the sale of foreclosed real estate, offset by decreases in insurance sales. Noninterest income for the three months ended June 30, 1999 reflects gains on sales of securities available for sale of $32,000, while the three months ended June 30, 1998 does not include any gains on sale of securities available for sale.

Total noninterest income increased by $132,000 to $1,975,000 for the six months ended June 30, 1999 from $1,843,000 for the six months ended June 30, 1998. The increase is due primarily to increases in fees and service charges and other income. Other fees and service charges increased $110,000, primarily due to increases in overdraft fees, NOW and savings account service charges and loan prepayment fees. Other income increased $82,000, primarily due to an increase in revenues from the sale of loans, annuity sales and rent income, offset by losses on disposal of certain equipment and decreases in insurance sales. Noninterest income for the six months ended June 30, 1999 reflects gains on sales of securities available for sale of $32,000, compared to gains on sale of securities available for sale of $55,000 for the six months ended June 30, 1998.

Noninterest Expense. Total noninterest expense increased by $263,000 to $2.2 million for the three months ended June 30, 1999 from $1.9 million for the three months ended June 30, 1998. The increase is primarily due to increases in salaries and employee benefits, premises and equipment, data processing and other expenses. The increase in salaries and employee benefits was primarily due to normal salary increases and additional employees and related insurance and payroll taxes. The increases in premises and equipment was primarily due to an increase in depreciation expense relating primarily to the purchase of computer equipment, software, ATMs, the opening of a branch located in Perry, Iowa and normal cost increases. The increase in data processing expense was due to one time costs incurred as a result of additional data processing services utilized by the Bank due to the Acquisition, upgrading the Bank's operating systems, Year 2000 costs and normal cost increases. The increase in other expenses was primarily due to increased professional fees and costs to process checking account transactions. The Company's efficiency ratio for the three months ended June 30, 1999 and 1998 were 56.41% and 50.78%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended June 30, 1999 and 1998 were 2.56% and 2.35%, respectively.

Total noninterest expense increased by $276,000 to $4.2 million for the six months ended June 30, 1999 from $3.9 million for the six months ended June 30, 1998. The increase is primarily due to increases in salaries and employee benefits, premises and equipment and data processing. The increase in salaries and benefits was primarily due to normal salary increases and additional employees and related insurance and payroll taxes. The increases in premises and equipment was primarily due to an increase in depreciation expense relating to the purchase of computer equipment and software, ATMs and normal cost increases. The increase in data processing expense was due to one time costs incurred as a result of additional data processing services utilized by the Bank due to the Acquisition, upgrading the Bank's operating systems, Year 2000 costs and normal cost increases. The Company's efficiency ratio for the six months ended June 30, 1999 and 1998 were 56.07% and 53.42%, respectively. The Company's ratio of noninterest expense to average assets for the six months ended June 30, 1999 and 1998 were 2.51% and 2.37%, respectively.

Income Taxes. Income taxes decreased by $99,000 to $563,000 for the three months ended June 30, 1999 as compared to $662,000 for the three months ended June 30, 1998. The decrease was primarily due to a decrease in pre-tax earnings during the 1999 period as compared to the corresponding 1998 period.

Income taxes decreased by $120,000 to $1,109,000 for the six months ended June 30, 1999 as compared to $1,229,000 for the six months ended June 30, 1998. The decrease was primarily due to a decrease in pre-tax earnings during the 1999 period as compared to the corresponding 1998 period.

Net Income. Net income totaled $1,074,000 for the three months ended June 30, 1999, compared to $1,116,000 for the same period in 1998.

Net income totaled $2,132,000 for the six months ended June 30, 1999, compared to $2,082,000 for the same period in 1998.

Year 2000 Compliance. The Year 2000 ("Y2K") issue is a serious operational problem that is widespread and complex, affecting all industries. The problem consists essentially of the risk that programming code in existing computer systems will fail to properly recognize the new millennium when it occurs in the Year 2000. Many computer programs and related hard-printed memory circuits were developed with six-digit date fields. These programs and memory circuits were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. Because banks rely heavily on their computer systems, the Federal Financial Institutions Examination Council ("FFIEC") has placed significant emphasis on the problems surrounding the Year 2000 issues and has required financial institutions to document the assessment, testing and corrections made to ready their computer systems and programs for the Year 2000 date change. The FFIEC and the OTS have strict regulations, guidelines and milestones in place that each FDIC-insured financial institution must follow in order to remain operational. The Company's board of directors has remained informed of the Company's position and progress in its Year 2000 project.

In addition, noninformation technology systems, such as equipment like telephones, copiers, fax machines and elevators may also contain embedded technology which controls its operation and which may be effected by the Y2K problem. When the Year 2000 arrives, systems, including some of those with embedded chips, may not work properly because of the way they store date information. They may not be able to process correctly the date 01/01/00, and may not be able to function with operational 'cycles' such as 'do X every 100 days'. Thus, even noninformation technology systems may affect the normal operations of the Company upon arrival of the Year 2000.

In order to address the Y2K issue and to minimize its potential adverse impact on the Company and its operations, management has begun a process to identify areas that will be affected by the Y2K Problem, assess its potential impact on the operations of the Company, monitor the progress of Fiserv, Inc. of Milwaukee ("Fiserv") and other third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for all critical systems. An internal committee of the Company has been formed to address the potential risks that Y2K poses for the Company. The Company's Y2K committee has completed the awareness, inventory, assessment and testing phases of Y2K. The Company's most critical exposure to Y2K system problems is with its data processing provider, Fiserv. The Company has been advised by Fiserv that Fiserv's on line real time processing platform ("Vision system") is Y2K ready as of February, 1999. Although the effort to prepare for Y2K is intended to address all Y2K issues, the Company has developed contingency plans to address potential Y2K issues that arise despite the Company's Y2K compliance effort. Contingency plans have been developed on a department-by-department basis in anticipation of the possibility of unplanned system difficulties or failure of third parties to successfully prepare reporting procedures. The testing phase on the Company's contingency plans began in the second quarter of 1999 and will continue to be tested through the third quarter of 1999.

The Company anticipates that it has and will incur internal staff costs, consulting costs, data processing costs, additional purchase of equipment and other expenses related to the enhancements necessary to prepare its systems for Y2K. The Company has replaced some equipment, software and incurred consulting fees at a cost of approximately $50,000. Management anticipates the additional costs associated with Year 2000 compliance will not exceed $100,000. Any personnel and consulting costs have been and will continue to be expensed as incurred. If the Company is not Y2K compliant, the costs to become compliant would likely be material to the financial condition and operating results of the Company.


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

The Company held its 1999 Annual Meeting of Stockholders on April 23, 1999. At the meeting, the stockholders of the Company considered and voted upon:
     1. The election of the following individuals as directors for a three-year term:

                    KaRene Egemo
                    Mark M. Thompson
     The results of the election of directors are as follows:

                                   Votes
                                 --------
                        In favor            Withheld
                      ------------        ------------
     KaRene Egemo        2,271,996          18,979
     Mark M. Thompson    2,269,426          21,549

     There were no broker non-votes on this proposal.

     2. The ratification of the engagement of McGladrey & Pullen LLP, as the Company's independent auditors, was approved by a vote of 2,272,462 in favor, 12,042 votes against and 6,471 votes abstaining.

     There were no abstentions or broker non-votes on this proposal.

Item 5.   Other Information
          None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

          Exhibit 27. Financial data schedule. (Only submitted with filing in electronic format.)

          Exhibit 99.1 Press Release, dated April 29, 1999 (regarding the completion of a stock repurchase program).

          Exhibit 99.2 Press Release, dated April 30, 1999 (regarding stock repurchase program)

          Exhibit 99.3 Press Release, dated May 21, 1999 (regarding the declaration of a dividend).

          Exhibit 99.4 Press Release, dated June 17, 1999 (regarding the completion of a stock repurchase program)

          Exhibit 99.5 Press Release, dated July 20, 1999 (regarding the issuance of limited financial information for the three and six months ended June 30, 1999).

          (b) Reports of Form 8-K
          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                   NORTH CENTRAL BANCSHARES, INC.

DATE: August 13, 1999                       BY:  /s/ David M. Bradley



                                            David M. Bradley, CPA
                                            Chairman, President and
                                            Chief Executive Officer

DATE: August 13, 1999                       BY:    /s/ John L. Pierschbacher

                                               John L. Pierschbacher, CPA
                                               Principal Financial Officer