Form 10-Q
period 1999-09-30
NORTH CENTRAL BANCSHARES INC
filed 1999-11-12
CIK 1005188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                            -----------------------

                                   FORM 10-Q

[Mark One]
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from _________________ to ________________

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

       Registrant's telephone number, including area code: (515)576-7531

                                     None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at November 12, 1999
--------------------------------------------------------------------------------
Common Stock, $.01 par value                                2,322,242

                        NORTH CENTRAL BANCSHARES, INC.

                                     INDEX

                                                                           Page
          Part I.   Financial Information

          Item 1.   Consolidated Condensed
          Financial Statements (Unaudited)                                1 to 4

                    Consolidated Condensed Statements of
                    Financial Condition at September 30,
                    1999 (Unaudited) and December 31, 1998                1

                    Consolidated Condensed Statements of
                    Income for the three and nine months ended
                    September 30, 1999 and 1998 (Unaudited)               2

                    Consolidated Condensed Statements of
                    Cash Flows for the nine months ended
                    September 30, 1999 and 1998 (Unaudited)               3 & 4

          Notes to Consolidated Condensed Financial
          Statements                                                      5 & 6

          Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of
          Operations                                                      7 to 16

          Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                               16

          Part II.  Other Information                                     17 & 18

          Items 1 through 5                                               17

          Signatures                                                      18

          Exhibits

PART 1.  FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                      September 30,   December 31,
ASSETS                                                    1999            1998
                                                      -------------   ------------
                                                      (Unaudited)
Cash:
  Interest-bearing                                    $  3,766,123    $ 13,201,437
  Noninterest-bearing                                    3,977,996       2,435,439
Securities available for sale                           50,460,734      49,882,544
Loans receivable, net                                  281,475,653     254,032,497
Loans held for sale                                        548,031       1,681,017
Accrued interest receivable                              2,016,523       1,933,237
Foreclosed real estate                                     301,803         186,931
Premises and equipment, net                              5,132,945       3,616,438
Rental real estate                                       1,871,059       1,945,851
Title plant                                                925,256         925,256
Goodwill                                                 6,033,454       6,387,671
Deferred taxes                                             678,078          13,490
Prepaid expenses and other assets                          706,945         448,331
                                                      ------------    ------------

    Total assets                                      $357,894,600    $336,690,139
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits                                            $260,651,576    $246,690,313
  Other borrowed funds                                  56,244,069      38,832,239
  Advances from borrowers for taxes and insurance          496,855       1,066,025
  Dividend payable                                         239,954         237,133
  Income taxes payable                                     179,823         199,224
  Accrued expenses and other liabilities                   821,699       1,458,391
                                                      ------------    ------------
    Total liabilities                                  318,633,976     288,483,325
                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock ($.01 par value, authorized
    3,000,000 shares, issued and outstanding none)              --              --
  Common Stock ($.01 par value, authorized
    15,500,000 shares; issued and outstanding
    4,011,057)                                              40,111          40,111
  Additional paid-in capital                            38,247,105      38,135,817
  Retained earnings, substantially restricted           29,525,119      27,084,907
  Accumulated other comprehensive income-unrealized
    gain (loss) on securities available for sale,
    net of income taxes                                   (540,932 )       358,666
  Treasury stock at cost (1,653,815 and
    1,046,608 shares, respectively)                    (27,139,113 )   (16,399,403)
  Unearned shares, employee stock ownership plan          (871,666 )    (1,013,284)
                                                      ------------    ------------
    Total stockholders' equity                          39,260,624      48,206,814
                                                      ------------    ------------

    Total liabilities and stockholders' equity        $357,894,600    $336,690,139
                                                      ============    ============

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                          Three Months Ended           Nine Months Ended
                                                             September 30                 September 30,
                                                          1999          1998          1999            1998
                                                       -----------  ------------  ------------  -----------------
Interest income:
 Loans receivable                                       $5,307,629   $5,212,578    $15,574,150        $15,118,419
 Securities and cash deposits                              821,758      832,371      2,526,727          2,441,673
                                                        ----------   ----------    -----------        -----------
                                                         6,129,387    6,044,949     18,100,877         17,560,092
                                                        ----------   ----------    -----------        -----------
Interest expense:
 Deposits                                                2,814,579    2,830,448      8,165,869          8,044,700
 Other borrowed funds                                      576,085      487,464      1,659,539          1,436,707
                                                        ----------   ----------    -----------        -----------
                                                         3,390,664    3,317,912      9,825,408          9,481,407
                                                        ----------   ----------    -----------        -----------
 Net Interest Income                                     2,738,723    2,727,037      8,275,469          8,078,685
Provision for loan losses                                   30,000       60,000         90,000            180,000
                                                        ----------   ----------    -----------        -----------
Net interest income after provision for loan losses      2,708,723    2,667,037      8,185,469          7,898,685
                                                        ----------   ----------    -----------        -----------
Noninterest income:
 Fees and service charges                                  378,799      335,294      1,074,152            884,692
 Abstract fees                                             371,844      398,974      1,098,000          1,161,535
 Gain (loss) on sale of securities available for
  sale, net                                                 29,575       (3,491)        61,564             51,362
 Other income                                              348,467      298,413        870,099            692,417
                                                        ----------   ----------    -----------        -----------
    Total noninterest income                             1,128,685    1,029,190      3,103,815          2,790,006
                                                        ----------   ----------    -----------        -----------
Noninterest expense:
 Salaries and employee benefits                          1,033,039      916,321      3,013,023          2,560,557
 Premises and equipment                                    235,859      222,793        658,823            557,522
 Data processing                                           111,122      181,001        408,237            400,834
 SAIF deposit insurance premiums                            35,621       37,249        109,269            107,173
 Goodwill amortization                                     118,072      120,850        354,217            317,189
 Other expenses                                            593,997      537,823      1,795,753          1,573,559
                                                        ----------   ----------    -----------        -----------
     Total noninterest expense                           2,127,710    2,016,037      6,339,322          5,516,834
                                                        ----------   ----------    -----------        -----------
Income before income taxes                               1,709,698    1,680,190      4,949,962          5,171,857
Provision for income taxes                                 622,193      605,972      1,730,820          1,875,847
                                                        ----------   ----------    -----------        -----------
Net Income                                              $1,087,505   $1,074,218    $ 3,219,142        $ 3,296,010
                                                        ==========   ==========    ===========        ===========
Basic earnings per common share                         $     0.44   $     0.36    $      1.20        $      1.07
                                                        ==========   ==========    ===========        ===========
Diluted earnings per common share                       $     0.43   $     0.35    $      1.18        $      1.04
                                                        ==========   ==========    ===========        ===========
Dividends declared per common share                     $     0.10   $     0.08    $      0.30        $      0.24
                                                        ==========   ==========    ===========        ===========

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         1999           1998
                                                                                     -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  3,219,142   $  3,296,010
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                                 90,000        180,000
 Depreciation                                                                             410,285        319,591
 Amortization and accretion                                                               431,790        381,805
 Deferred taxes                                                                          (126,152)      (179,096)
 Effect of contribution to employee stock ownership plan                                  252,907        317,757
 (Gain) on sale of foreclosed real estate and loans, net                                  (28,742)       (10,714)
 (Gain) on sale of securities available for sale                                          (61,564)       (51,362)
 Loss on sale and disposal of equipment, net                                               13,653          2,545

 Change in assets and liabilities:
   (Increase) decrease in accrued interest receivable                                     (83,286)       194,374
   (Increase) decrease in prepaid expenses and other assets                              (258,614)       211,186
   (Decrease) in income taxes payable                                                     (19,401)       (55,860)
   (Decrease) increase in accrued expenses and other liabilities                         (636,692)         9,808
                                                                                     ------------   ------------

       Net cash provided by operating activities                                        3,203,326      4,616,044
                                                                                     ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net decrease in loans                                                                  8,465,153     11,515,288
 Net (increase) decrease in loans held for sale                                         1,132,986     (2,527,186)
 Purchase of loans                                                                    (36,004,744)   (20,477,978)
 Proceeds from sales of securities available-for-sale                                     438,915     23,911,786
 Purchase of securities available-for-sale                                            (17,088,919)   (13,655,875)
 Proceeds from maturities of securities available-for-sale                             14,538,863             --
 Purchase of premises and equipment and rental real estate                             (1,869,396)      (577,212)
 Proceeds from sale of equipment                                                            3,743             30
 Purchase of rental real estate                                                                --           (735)
 Cash paid in connection with acquisition of Valley Financial Corporation,
   net of cash received                                                                        --     (8,561,493)
 Other                                                                                       (787)        78,703
                                                                                     ------------   ------------
      Net cash (used in) investing activities                                         (30,384,186)   (10,294,672)
                                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                                              13,961,263      5,273,366
 (Decrease) in advances from borrowers for taxes and insurance                           (569,170)      (780,119)
 Net change in short term borrowings                                                   14,500,000        250,000
 Proceeds from other borrowed funds                                                     6,000,000     14,542,000
 Payments of other borrowings                                                          (3,088,170)    (6,254,241)
 Purchase of treasury stock                                                           (10,739,710)    (3,584,419)
 Dividends paid                                                                          (776,110)      (689,644)
 Other                                                                                         --          6,239
                                                                                     ------------   ------------
      Net cash provided by financing activities                                        19,288,103      8,763,182
                                                                                     ------------   ------------

      Net increase (decrease) in cash                                                  (7,892,757)     3,084,554

CASH
 Beginning                                                                             15,636,876      3,445,163
                                                                                     ------------   ------------
 Ending                                                                              $  7,744,119   $  6,529,717
                                                                                     ============   ============

                                 (Continued)

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
  Interest paid to depositors                      $  8,229,094   $  7,973,289
  Interest paid on borrowings                         1,656,694      1,436,432
  Income taxes                                        1,876,373      2,088,987

The following is a summary of the assets acquired and liabilities assumed in connection with the acquisition of Valley Financial Corporation

  Cash                                                            $  6,157,507
  Securities                                                        41,818,057
  Loans                                                             58,567,364
  Accrued interest receivable                                        1,019,373
  Premises and equipment                                             1,081,890
  Goodwill                                                           6,565,174
  Prepaid expenses and other assets                                    209,906
  Deposits                                                         (99,261,995)
  Advances from borrowers for taxes and insurance                     (301,783)
  Deferred income taxes                                               (300,030)
  Accrued taxes payable                                                 12,565
  Accrued expenses and other liabilities                              (849,028)
                                                                  ------------

    Cash Paid                                                     $ 14,719,000
    Less Cash Received                                               6,157,507
                                                                  ------------
    Cash Paid, net of cash received                               $  8,561,493
                                                                  ============

See Notes to Consolidated Condensed Financial Statements

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries (See Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

2.   REORGANIZATION

The Company was organized on December 5, 1995 at the direction of the Board of Directors of First Federal Savings Bank of Iowa, formerly known as First Federal Savings Bank of Fort Dodge (the "Bank"), for the purpose of acquiring all of the capital stock of the Bank, in connection with the conversion of the Bank and North Central Bancshares, M.H.C. (the "Mutual Holding Company" or "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Reorganization"). On March 20, 1996, upon completion of the Reorganization, the Company issued an aggregate of 4,011,057 shares of its common stock, 1,385,590 shares of which were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were canceled, and 2,625,467 shares of which were sold in Subscription and Community Offerings (the "Offering") at a price of $10.00 per share, with gross proceeds amounting to $26.3 million. In addition, the Company replaced the Bank as the issuer listed on The Nasdaq Stock Market.

At this time, the Company conducts business as a unitary savings and loan holding company and the principal business of the Company consists of the operation of its wholly-owned subsidiary, the Bank.

3.   ACQUISITION OF VALLEY FINANCIAL CORP.

As of the close of business on January 30, 1998, the Bank completed the acquisition of Valley Financial Corp. ("Valley Financial") (the "Acquisition") pursuant to an Agreement and Plan of Merger, dated as of September 18, 1997 (the "Merger Agreement"). The Acquisition resulted in the merger of Valley Financial's wholly-owned subsidiary, Valley Savings Bank, FSB ("Valley Savings"), with and into the Bank, with the Bank as the resulting financial institution. Valley Savings, headquartered in Burlington, Iowa, was a federally-chartered stock savings bank with three branch offices located in southeastern Iowa.

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

4.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended September 30, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,463,982 and 2,524,721,
respectively.   For the nine month period ended September 30, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,679,297 and 2,739,582, respectively. For the three month period ended September 30, 1998, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,996,571 and 3,070,727, respectively. For the nine month period ended September 30, 1998, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 3,081,083 and 3,174,142, respectively.

5.   DIVIDENDS

On August 27, 1999, the Company declared a cash dividend on its common stock, payable on October 6, 1999 to stockholders of record as of September 16, 1999, equal to $0.10 per share.

6.   COMPREHENSIVE INCOME

Comprehensive income for the three months ended September 30, 1999 and 1998 was $890,815 and $1,134,724, respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $2,280,943 and $3,312,687,
respectively.

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

ACQUISITION OF VALLEY FINANCIAL CORP.

On September 18, 1997, the Company announced the execution of a definitive agreement to acquire Valley Financial, a privately held Iowa corporation and parent company of Valley Savings, Burlington, Iowa. As of the close of business on January 30, 1998, the Bank completed the Acquisition. Under the terms of the Merger Agreement, the Bank acquired in a cash transaction totalling $14.7 million, or $525 per share, all of the 28,050 shares outstanding of Valley Financial's common stock.

Valley Savings was a federally-chartered savings bank, with two offices in Burlington, Iowa and one office in Mount Pleasant, Iowa. At January 30, 1998, just prior to the merger, Valley Financial had assets of $108.0 million, loans of $57.9 million and deposits of $98.9 million.

The acquisition of Valley Financial resulted in the merger of Valley Financial's wholly-owned subsidiary, Valley Savings, with and into the Bank. The transaction was accounted for as a purchase, resulting in goodwill of $6.6 million, and closed on January 30, 1998. Consequently, the operating results of the former Valley Savings are included in the 1998 operating results of the Company only from the date of acquisition through September 30, 1998.

FINANCIAL CONDITION

Total assets increased $21.2 million, or 6.3%, to $357.9 million at September 30, 1999 compared to $336.7 million at December 31, 1998. Cash decreased $7.9 million, or 50.5%, due to the use of cash to fund growth in other areas of the balance sheet. Securities available for sale increased $578,000, or 1.2%, primarily due to $16.9 million of purchases, partially offset by $14.9 million of maturities, sales and calls and a decrease in the gross unrealized gain of $1.4 million. Total loans receivable, net, increased by $27.4 million from December 31, 1998, due to originations of $32.3 million of first mortgage loans secured primarily by one-to-four family residences, purchases of $36.0 million of first mortgage loans secured by multi-family residences, one-to-four family residences and commercial real estate and originations of $12.3 million of second mortgage loans. These increases were offset in part by payments and prepayments of loans (of approximately $58.4 million) and loan sales of $475,000. Deposits increased $14.0 million, or 5.7%, to $260.7 million at September 30, 1999 from $246.7 million at December 31, 1998, reflecting increases primarily in certificate of deposit accounts. This increase was due primarily to deposits of certain public funds and the marketing of retail certificate of deposits during the nine months ended September 30, 1999. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, increased by $17.4 million to $56.2 million at September 30, 1999 from $38.8 million at December 31, 1998, due to borrowings on the Bank's FHLB open line of credit and through fixed term advances, offset in part by the maturities of certain FHLB advances. Total stockholders' equity decreased $8.9 million, to $39.3 million at September 30, 1999 from $48.2 million at December 31, 1998. See "Capital."

CAPITAL

The Company's total stockholders' equity decreased by $8.9 million to $39.3 million at September 30, 1999 from $48.2 million at December 31, 1998, primarily due to stock repurchases and dividends declared, which were offset in part by earnings. The changes in stockholders' equity were also due to an decrease in the unrealized (gain) loss on securities available for sale by $900,000 to $541,000 at September 30, 1999 from $(359,000) at December 31, 1998. The unearned shares from the Employee Stock Ownership Plan (the "ESOP") decreased by $142,000 to $872,000 at September 30, 1999 from $1,013,000 at December 31, 1998, due to the release of shares by the ESOP to employees of the Bank.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 1999, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 1999 are as follows:

                        Amount   Percentage of Assets
                       --------  ---------------------
                           (dollars in thousands)
Tangible capital:
 Capital level          $30,721                  8.76%
 Less Requirement         5,260                  1.50%
                        -------                 -----
 Excess                 $25,461                  7.26%
                        =======                 =====

Core capital:
 Capital level          $30,721                  8.76%
 Less Requirement        14,028                  4.00%
                        -------                 -----
 Excess                 $16,693                  4.76%
                        =======                 =====

Risk-based capital:
 Capital level          $33,198                 17.22%
 Less Requirement        15,425                  8.00%
                        -------                 -----
 Excess                 $17,773                  9.22%
                        =======                 =====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first nine months of 1999 and 1998, principal payments and repayments on loans totalled $58.4 million and $53.3 million, respectively. The increase in loan payments and repayments is due primarily to the interest rate environment. The net increase in deposits during the first nine months of 1999 and 1998 totalled $14.0 million and $5.3 million, respectively. The proceeds from borrowed funds during the first nine months ended September 30, 1999 and 1998 totalled $20.5 million and $14.8 million, respectively. During the first nine months of 1999 and 1998, the proceeds from the maturities, calls and sales of securities totalled $14.9 million and $23.9 million, respectively. The decrease in proceeds from securities is due in part to the proceeds from the sales of certain investments, including investments acquired as a part of the Acquisition, in 1998 of $4,446,000 compared to proceeds of $439,000 in 1999. Cash provided from operating activities during the first nine months of 1999 and 1998 totalled $3.2 million and $4.6 million, respectively, of which $3.2 million and $3.3 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities. During the first nine months of 1999 and 1998, the Company's gross purchases and origination of loans totalled $87.3 million and $66.1 million, respectively. The increase in purchase and origination of loans is due to the expansion of our geographic area for the purchase of loans and an increase in the marketing of our originated loan products during the nine months ended September 30, 1999. The purchase of securities available for sale for the nine months ended September 30, 1999 and 1998 totalled $17.1 million and $13.7 million, respectively. The repayment of borrowed funds during the first nine months of 1999 and 1998 totalled $3.1 million and $6.3 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter of not less than four percent of either (1) the liquidity base at the end of the preceding quarter, or (2) the average daily balance of the liquidity base during the preceding quarter equal to a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10%, depending upon economic conditions and the savings flows of member institutions. Currently, it is 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At September 30, 1999, the Bank's liquidity position was $38.3 million, or 14.3%, of liquid assets, compared to $45.7 million, or 17.6%, at December 31, 1998.

Stockholders' equity totaled $39.3 million at September 30, 1999 compared to $48.2 million at December 31, 1998, reflecting the Company's stock repurchases, earnings for the quarter, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the net unrealized gains (losses) on securities, net of taxes.

On July 6, 1999, the Company paid a quarterly cash dividend equal to $0.10 per share on common stock outstanding as of the close of business on June 16, 1999, aggregating $274,000. On August 27, 1999, the Company declared a quarterly cash dividend of $0.10 per share payable on October 6, 1999 to shareholders of record as of the close of business on September 16, 1999, aggregating $240,000.

PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)

The following unaudited pro forma consolidated statement of income for the nine months ended September 30, 1998 presented on the following page is based on the historical income statements of the Company and Valley Financial. The unaudited pro forma consolidated statement of income for the nine months ended September 30, 1998 was prepared as if the Acquisition had occurred as of the beginning of the respective period for purposes of the combined consolidated statements of income.

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

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,

                                                Actual        Actual        Actual         ProForma
                                                 1999          1998          1999            1998
                                              -----------  ------------  ------------  -----------------
Interest income                                $6,129,387   $6,044,949    $18,100,877        $18,182,401
Interest expense                                3,390,664    3,317,912      9,825,408          9,931,487
                                               ----------   ----------    -----------        -----------

   Net interest income                          2,738,723    2,727,037      8,275,469          8,250,914

Provision for loan losses                          30,000       60,000         90,000            180,000
                                               ----------   ----------    -----------        -----------
   Net interest income after provision for
    loan losses                                 2,708,723    2,667,037      8,185,469          8,070,914
                                               ----------   ----------    -----------        -----------

Noninterest income:
   Fees and service charges                       378,799      335,294      1,074,152            920,597
   Abstract fees                                  371,844      398,974      1,098,000          1,161,535
   Gain (loss) on sale of securities
    available for sale, net                        29,575       (3,491)        61,564             51,362
   Other income                                   348,467      298,413        870,099            710,252
                                               ----------   ----------    -----------        -----------
      Total noninterest income                  1,128,685    1,029,190      3,103,815          2,843,746
                                               ----------   ----------    -----------        -----------


Noninterest expense:
   Salaries and employee benefits               1,033,039      916,321      3,013,023          2,729,252
   Premises and equipment                         235,859      222,793        658,823            592,020
   Data processing                                111,122      181,001        408,237            430,657
   SAIF deposit insurance premiums                 35,621       37,249        109,269            112,467
   Goodwill amortization                          118,072      120,850        354,217            353,662
   Other expenses                                 593,997      537,823      1,795,753          1,705,305
                                               ----------   ----------    -----------        -----------
      Total noninterest expense                 2,127,710    2,016,037      6,339,322          5,923,363
                                               ----------   ----------    -----------        -----------

Income before income taxes                      1,709,698    1,680,190      4,949,962          4,991,297

Provision for income taxes                        622,193      605,972      1,730,820          1,834,659
                                               ----------   ----------    -----------        -----------

Net Income                                     $1,087,505   $1,074,218    $ 3,219,142        $ 3,156,638
                                               ==========   ==========    ===========        ===========

The actual statement of income for the three months ended September 30, 1999 was used for comparison purposes to the actual statement of income for the three months ended September 30, 1998. The actual statement of income for the nine months ended September 30, 1999 was used for comparison purposes to the pro forma statement of income for the nine months ended September 30, 1998 in order to more clearly present the changes in the results of operations.

Interest Income. Interest income increased by $84,000 to $6.1 million for the three months ended September 30, 1999 compared to $6.0 million for the three months ended September 30, 1998. The increase in interest income was primarily due to an increase in the average balance of interest earning assets, offset in part by a decrease in the average yield on average assets. The increase in the average balance of interest earning assets increased $11.6 million (primarily due to first mortgage and consumer loans, offset by a decrease in securities available for sale and cash) to $345.6 million for the three months ended September 30, 1999 from $315.3 million for the three months ended September 30,
1998.    The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured primarily by multi-family, one-to-four family residential and commercial real estate loans, which were offset in part by payments and prepayments on cash loans. See "Financial Condition." The decrease in the average balance of securities available for sale was due to sales, calls and maturities, which offset, in part, by purchases of available for sale securities. The impact of this increase in the average balance of interest earning assets was offset in part by a decrease in the average yields. The yields on interest earning assets decreased from 7.66% for the three months ended September 30, 1998 to 7.49% for the three months ended September 30, 1999. This decrease in average yields were due primarily to a decrease in the average yield on loans offset in part by an increase in the average yield on securities available for sale and interest bearing cash. The average yields on loans declined due to a general decrease in the market interest rates.

Interest income decreased by $82,000 to $18.1 million for the nine months ended September 30, 1999 compared to $18.2 million for the nine months ended September 30, 1998. The decrease in interest income was primarily due to a decrease in the average yield on assets offset in part by an increase in the average balance of interest bearing assets. The average yield on interest earning assets decreased from 7.69% for the nine months ended September 30, 1998 to 7.52% for the nine months ended September 30, 1999. The average yields on loans and interest earning cash declined due to a general decrease in the market interest rates. The impact of the decrease in average yields was offset in part by an increase in the average balance of interest earning assets. The average balance of interest bearing assets increased $6.0 million (primarily first mortgage and consumer loans) to $321.3 million for the nine months ended September 30, 1999 from $315.3 million for the comparable 1998 period. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured primarily by multi-family residences, one-to-four family residences and commercial real estate, which were offset, in part, by payments
and prepayments on such loans.  See "Financial Condition."   The impact of the
increase in the average balances of loans was offset in part by a decrease in the average balance of securities available for sale. The decrease in the average balance of securities available for sale was due to sales, calls and maturities, which were offset, in part, by purchases of available for sale securities.

Interest Expense. Interest expense increased by $73,000 to $3.4 million for the three months ended September 30, 1999 compared to $3.3 million for the three
months ended September 30, 1998.    The increase in interest expense was
primarily due to a increase in the average balance of interest bearing liabilities, offset in part by a decrease in the average cost of interest
bearing liabilities.   The increase in the average balance of interest bearing
liabilities was primarily due to a $5.9 million increase in the average balance of NOW and money market savings accounts, a $10.3 million increase in the average balance of certificates of deposits and a $6.7 million increase in the average balance of borrowed funds. The increase in such deposit accounts is due primarily to an increase in deposits of certain public funds. The increase in the borrowed funds was due to the borrowing of funds in part to fund the corresponding asset growth. The impact of the increase in the average balances of interest bearing liabilities were offset in part by the decrease in the
average cost of interest bearing liabilities.   The average cost of interest
bearing liabilities decreased from 4.83% for the three months ended September 30, 1998 to 4.52% for the three months ended September 30, 1999. The average cost of interest bearing liabilities declined due to a general decrease in the market interest rates.

Interest expense decreased by $106,000 to $9.8 million for the nine months ended September 30, 1999 compared to $9.9 million for the nine months ended September 30, 1998. The decrease in interest expense was primarily due to the decrease in the average cost of interest bearing liabilities offset in part by an increase in the average balance of interest bearing liabilities. The average cost of interest bearing liabilities decreased from 4.86% for the nine months ended September 30, 1998 to 4.56% for the nine months ended September 30, 1999. The average cost of interest bearing liabilities declined due to a general decrease in the market interest rates. The impact of the decrease in average cost of interest bearing liabilities was offset in part by an increase in the average balance of interest bearing liabilities. The increase in the average balance of interest bearing liabilities was primarily due to a $4.7 million increase in the average balance of NOW accounts, a $4.7 million increase in the average balance of certificate of deposit accounts and a $3.9 million increase in the average balance of borrowed funds. The increase in such deposit accounts is due primarily to an increase in deposits of certain public funds. The increase in the borrowed funds was due to the borrowing of funds in part to fund the corresponding asset growth.

Net Interest Income. Net interest income before the provision for loan losses increased by $12,000 to $2.74 million for the three months ended September 30, 1999 from $2.73 million for the three months ended September 30, 1998. The increase is primarily due to the increase in the interest rate spread, offset by the decrease in the excess of average interest earning assets over the average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 2.97% for the three months ended September 30, 1999 from 2.83% for the three months ended September 30, 1998.

Net interest income before the provision for loan losses increased by $25,000 to $8.28 million for the nine months ended September 30, 1999 from $8.25 million for the nine months ended September 30, 1998. The increase is primarily due to the increase in the interest rate spread, offset by the decrease in the excess of average interest earning assets over the average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 2.96% for the nine months ended September 30, 1999 from 2.83% for the nine months ended September 30, 1998.

The following table sets forth certain information relating to the Company's actual and pro forma average balance sheets and reflects the actual and pro forma average yield on assets and actual and pro forma average cost of liabilities for the three and nine month periods ended September 30, 1999 and 1998, respectively.

                                                              For Three Months Ended September 30,
                                               ------------------------------------------------------------------
                                                            Actual                            Actual
                                                             1999                              1998
                                               --------------------------------  --------------------------------
                                                Average               Average     Average               Average
                                                Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                               ---------  --------  -----------  ---------  --------  -----------
Assets:                                                              (Dollars in thousands)
Interest-earning assets:
     Loans.................................     $269,956   $ 5,307        7.85%   $255,838   $ 5,212        8.15%
     Securities available for sale.........       51,847       758        5.85      52,730       755        5.68

     Interest bearing cash.................        5,130        64        4.95       6,716        78        4.58
                                                --------   -------      ------    --------   -------      ------
       Total interest-earning assets.......      326,933   $ 6,129        7.49%    315,284   $ 6,045        7.66%
                                                           -------      ------               -------      ------
   Noninterest-earning assets..............       18,676                            17,624
                                                --------                          --------
       Total assets........................     $345,609                          $332,908
                                                ========                          ========

Liabilities and Equity:
   Interest-bearing liabilities:
     NOW and money market savings..........     $ 51,875   $   274        2.10%   $ 46,001   $   360        3.10%
     Savings...............................       28,048       142        2.01      26,474       156        2.33
     Certificates of deposit...............      176,479     2,398        5.39     166,180     2,315        5.53
     Borrowed funds........................       40,309       576        5.59      33,588       487        5.68
                                                --------   -------      ------    --------   -------      ------
   Total interest-bearing liabilities......      296,711   $ 3,390        4.52%    272,243   $ 3,318        4.83%
                                                           -------      ------               -------      ------

   Noninterest-bearing liabilities.........        6,597                            11,151
                                                --------                          --------
       Total liabilities...................      303,308                           283,394
   Equity..................................       42,301                            49,514
                                                --------                          --------
       Total liabilities and equity........     $345,609                          $332,908
                                                ========                          ========

Net interest income........................                $ 2,739                           $ 2,727
                                                           =======                           =======
Net interest rate spread...................                               2.97%                             2.83%
                                                                        ======                            ======
Net interest margin........................                               3.35%                             3.46%
                                                                        ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities....                             110.19%                           115.81%
                                                                        ======                            ======

                                                              For Nine Months Ended September 30,
                                               ----------------------------------------------------------------
                                                           Actual                           ProForma
                                                            1999                              1998
                                                ------------------------------   -------------------------------
                                                Average              Average      Average              Average
                                                Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                               ---------  --------  ----------   ---------  --------  ----------
Assets:                                                             (Dollars in thousands)
Interest-earning assets:
     Loans.................................     $261,747   $15,574        7.94%   $252,713   $15,523        8.19%
     Securities available for sale.........       51,333     2,243        5.83      55,184     2,391        5.79

     Interest bearing cash.................        8,182       283        4.62       7,399       268        4.84
                                                --------   -------      ------    --------   -------      ------
       Total interest-earning assets.......      321,262   $18,100        7.52%    315,296   $18,182        7.69%
                                                           -------      ------               -------      ------
   Noninterest-earning assets..............       17,661                            17,444
                                                --------                          --------
       Total assets........................     $338,923                          $332,740
                                                ========                          ========

Liabilities and Equity:
   Interest-bearing liabilities:
     NOW and money market savings..........     $ 51,674   $   827        2.14%   $ 47,012   $ 1,088        3.12%
     Savings...............................       27,313       427        2.09      26,412       466        2.36
     Certificates of deposit...............      169,176     6,911        5.46     164,489     6,865        5.56
     Borrowed funds........................       38,981     1,660        5.61      35,048     1,512        5.77
                                                --------   -------      ------    --------   -------      ------
   Total interest-bearing liabilities......      287,144   $ 9,825        4.56%    272,961   $ 9,931        4.86%
                                                           -------      ------               -------      ------

   Noninterest-bearing liabilities.........        5,907                             9,343
                                                --------                          --------
       Total liabilities...................      293,051                           282,304
   Equity..................................       45,872                            50,436
                                                --------                          --------
       Total liabilities and equity........     $338,923                          $332,740
                                                ========                          ========

Net interest income........................                $ 8,275                           $ 8,251
                                                           =======                           =======
Net interest rate spread...................                               2.96%                             2.83%
                                                                        ======                            ======
Net interest margin........................                               3.43%                             3.49%
                                                                        ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities....                             111.88%                           115.51%
                                                                        ======                            ======

Provision for Loan Losses. The Company's provision for loan losses was $30,000 and $60,000 for the three months ended September 30, 1999 and 1998, respectively. The Company's provision for loan losses was $90,000 and $180,000
for the nine months ended September 30, 1999 and 1998, respectively.   The
Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $13,000 for the nine months ended September 30, 1999 as compared to net charge offs of $13,000 for the nine months ended September 30, 1998. The resulting allowance for loan losses was $2.8 million at September 30, 1999 as compared to $2.7 million at December 31, 1998 and $2.7 million at
September 30, 1998.   The level of nonperforming loans decreased to $503,000 at
September 30, 1999 from $956,000 at December 31, 1998 and decreased from $542,000 at September 30, 1998. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $99,000 to $1,129,000 for the three months ended September 30, 1999 from $1,029,000 for the three months ended September 30, 1998. The increase is primarily due to increases in fees and service charges and other income, offset by a decrease in abstract fees. Other fees and service charges increased $44,000, primarily due to increases in overdraft fees and NOW and savings account service charges. Other income increased $50,000, primarily due to an increase in revenues from the sale of uninsured products, offset by decreases in insurance sales. Abstract income decreased $27,000 due to decreased sales volume, which in part is attributable to the current level of interest rates. Noninterest income for the three months ended September 30, 1999 reflects gains on sales of securities available for sale of $30,000, while the three months ended September 30, 1998 includes (losses) on the sale of securities available for sale of $(3,000).

Total noninterest income increased by $260,000 to $3,103,000 for the nine months ended September 30, 1999 from $2,844,000 for the nine months ended September 30, 1998. The increase is due primarily to increases in fees and service charges and other income, offset in part by a decrease in abstract fees. Other fees and service charges increased $154,000, primarily due to increases in overdraft fees, NOW and savings account service charges and loan prepayment fees. Other income increased $160,000, primarily due to an increase from the sale of uninsured products, revenues from the sale of loans, rent income and gain on the sale of foreclosed real estate, offset by losses on disposal of certain equipment and decreases in insurance sales. Abstract income decreased $64,000 due to decreased sales volume, which in part is attributable to the current level of interest rates. Noninterest income for the nine months ended September 30, 1999 reflects gains on sales of securities available for sale of $62,000, compared to gains on sale of securities available for sale of $51,000 for the nine months ended June 30, 1998.

Noninterest Expense. Total noninterest expense increased by $112,000 to $2.1 million for the three months ended September 30, 1999 from $2.0 million for the three months ended September 30, 1998. The increase is primarily due to increases in salaries and employee benefits, premises and equipment and other expenses, offset in part by a decrease in data processing. The increase in salaries and employee benefits was primarily due to normal salary increases and additional employees and related insurance costs and payroll taxes. The increases in premises and equipment was primarily due to an increase in depreciation expense relating primarily to the purchase of computer equipment, software, ATMs, the opening of a branch located in Perry, Iowa and normal cost increases. The increase in other expenses was primarily due to increased costs associated with the Valley Savings Bank division changing its operating name to First Federal Savings Bank of Iowa and increased marketing costs. The decrease in the data processing costs were due primarily due to the Bank signing new multi year data processing contract in 1999, offset in part by higher costs associated with one time costs as a result of a data conversion in 1998. The Company's efficiency ratio for the three months ended September 30, 1999 and
1998 were 55.02% and 53.67%, respectively.   The Company's ratio of noninterest
expense to average assets for the three months ended September 30, 1999 and 1998 were 2.46% and 2.39%, respectively.

Total noninterest expense increased by $415,000 to $6.4 million for the nine months ended September 30, 1999 from $5.9 million for the nine months ended September 30, 1998. The increase is primarily due to increases in salaries and employee benefits, premises and equipment, data processing and other expenses. The increase in salaries and benefits was primarily due to normal salary increases and additional employees and related insurance costs and payroll taxes. The increases in premises and equipment was primarily due to an increase in depreciation expense relating to the purchase of computer equipment and software, ATMs, the opening of a branch located in Perry, Iowa and normal cost increases. The increase in data processing expense was due to one time costs incurred as a result of additional data processing services utilized by the Bank due to the Acquisition, upgrading the Bank's operating systems, Year 2000 costs and normal cost increases, offset in part by signing of a multi year data processing contract in 1999. The increase in other expenses was primarily due to increased professional fees, costs associated with the Valley Savings Bank division changing its operating name to First Federal Savings Bank of Iowa, marketing costs and costs to process checking account transactions. The Company's efficiency ratio for the nine months ended September 30, 1999 and 1998
were 55.71% and 53.39%, respectively.   The Company's ratio of noninterest
expense to average assets for the nine months ended September 30, 1999 and 1998 were 2.49% and 2.37%, respectively.

Income Taxes. Income taxes increased by $16,000 to $622,000 for the three months ended September 30, 1999 as compared to $606,000 for the three months ended September 30, 1998. The increase was primarily due to an increase in pre-tax earnings during the 1999 period as compared to the corresponding 1998 period.

Income taxes decreased by $104,000 to $1,731,000 for the nine months ended September 30, 1999 as compared to $1,835,000 for the nine months ended September 30, 1998. The decrease was primarily due to a decrease in pre-tax earnings during the 1999 period as compared to the corresponding 1998 period.

Net Income. Net income totaled $1,088,000 for the three months ended September 30, 1999, compared to $1,074,000 for the same period in 1998.

Net income totaled $3,219,000 for the nine months ended September 30, 1999, compared to $3,157,000 for the same period in 1998.

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

In addition, noninformation technology systems, such as telephones, copiers, fax machines and elevators may also contain embedded technology which controls its operation and which may be affected by the Y2K problem. When the Year 2000 arrives, systems, including some of those with embedded chips, may not work properly because of the way they store date information. They may not be able to process correctly the date 01/01/00, and may not be able to function with operational 'cycles' such as 'do X every 100 days'. Thus, even noninformation technology systems may affect the normal operations of the Company upon arrival of the Year 2000.

In order to address the Y2K issue and to minimize its potential adverse impact on the Company and its operations, management began a process in June, 1997 to identify areas that will be affected by the Y2K problem, assess its potential impact on the operations of the Company, monitor the progress of Fiserv, Inc. of Milwaukee ("Fiserv") and other third party software vendors in addressing the matter, test changes provided by these vendors, and develop contingency plans for all critical systems. An internal committee of the Company was formed to address the potential risks that Y2K poses for the Company. The Company's Y2K committee has completed the awareness, inventory, assessment and testing phases of Y2K. The Company's most critical exposure to Y2K system problems is with its data processing provider, Fiserv. The Company has been advised by Fiserv that Fiserv's on-line real-time processing platform, Vision system, is Y2K ready as of February, 1999. Although the effort to prepare for Y2K is intended to address all Y2K issues, the Company has developed contingency plans to address potential Y2K issues that arise despite the Company's Y2K compliance effort. Contingency plans have been developed on a department-by-department basis in anticipation of the possibility of unplanned system difficulties or failure of third parties to successfully prepare reporting procedures. The testing phase on the Company's contingency plans began in the second quarter of 1999 and will continue to be tested through the four quarter of 1999.

The Company anticipates that it has and will incur internal staff costs, consulting costs, data processing costs, additional purchase of equipment and other expenses related to the enhancements necessary to prepare its systems for Y2K. The Company has replaced some equipment, software and incurred consulting fees at a cost of approximately $55,000. Management anticipates the additional costs associated with Year 2000 compliance will not exceed $50,000. Any personnel and consulting costs have been and will continue to be expensed as incurred. If the Company is not Y2K compliant, the costs to become compliant would likely be material to the financial condition and operating results of the Company.

Financial Services Modernization Bill. In October 1999, the U.S. Congress overwhelmingly passed the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The legislation has been forwarded to the President for his approval. Generally, the legislation would (i) repeal the historical restrictions and eliminate many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers, (ii) provide a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies, (iii) broaden the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries, (iv) provide an enhanced framework for protecting the privacy of consumer information, (v) adopt a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank system, (vi) modify the laws governing the implementation of the Community Reinvestment Act (vii) address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In particular, the pending legislation would restrict the authority of unitary savings and loan holding companies under current law to engage in non-financially related activities. Unitary savings and loan holding companies that are "grandfathered," i.e., became a unitary savings and loan holding company pursuant to an application filed with the OTS before May 4, 1999, (such as the Company) would retain this authority. All other savings and loan holding companies would be limited to financially related activities permissible for financial holding companies, as defined under the new law. The proposed legislation would also prohibit non-financial companies from acquiring savings and loan holding companies.

Bank holding companies would be permitted to engage in a wider variety of financial activities than permitted under current law, particularly with respect to insurance and securities activities. In addition, in a change from current law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities.

We do not believe that the proposed legislation, as publicly reported, would have a material adverse effect on our operations in the near term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in markets we currently serve.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
     Not applicable

Item 2.  Changes in Securities and Use of Proceeds
     Not applicable

Item 3.  Defaults Upon Senior Securities
     Not applicable

Item 4.  Other Information
     None

Item 5.  Exhibits and Reports on Form 8-K
     (a)  Exhibits

     Exhibit 27. Financial data schedule. (Only submitted with filing in electronic format.)

     Exhibit 99.1 Press Release, dated July 23, 1999 (regarding stock repurchase program).

     Exhibit 99.2 Press Release, dated August 10, 1999 (regarding completion of stock repurchase program)

     Exhibit 99.3 Press Release, dated August 27, 1999 (regarding stock repurchase program and the declaration of a dividend).

     Exhibit 99.4 Press Release, dated September 22, 1999 (regarding the completion of a stock repurchase program)

     Exhibit 99.5 Press Release, dated October 19, 1999 (regarding the record earnings per share for the end of the third quarter)

     (b) Reports of Form 8-K
     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                              NORTH CENTRAL BANCSHARES, INC.

DATE: November 12, 1999            BY:  /s/ David M. Bradley



                                   David M. Bradley, CPA
                                   Chairman, President and
                                   Chief Executive Officer

DATE: November 12, 1999            BY:  /s/ John L. Pierschbacher


                                   John L. Pierschbacher, CPA
                                   Principal Financial Officer