Form 10-K405
period 1999-12-31
NORTH CENTRAL BANCSHARES INC
filed 2000-03-28
CIK 1005188

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to _________

                                    0-27672
                           (Commission File Number)

                        NORTH CENTRAL BANCSHARES, INC.
            (Exact Name of Registrant as Specified in its Charter)

              Iowa                                     421449849
    (State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
    Incorporation or Organization)



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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports), and (2) has been subject to such requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of March 19,2000, there were issued and outstanding 2,057,242 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 1, 2000 was $27,526,539.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of
     Part III hereof.

================================================================================

                                    PART I

ITEM 1.   BUSINESS

Forward Looking Statements

     This Annual Report on Form 10-K contains certain forward looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include: changes in general, economic and market conditions; the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments; and depositor and borrower preferences.

General

     North Central Bancshares, Inc. (the "Holding Company"), an Iowa corporation, is the holding company for First Federal Savings Bank of Iowa (the "Bank"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company." The Holding Company was organized on December 5, 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in connection with the conversion and reorganization of the Bank and North Central Bancshares, M.H.C. (the "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Conversion"). On March 20, 1996, upon completion of the Conversion, the Holding Company issued an aggregate of 4,011,057 shares of its Common Stock, par value $0.01 per share, of which 1,385,590 shares were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by the MHC which were cancelled, and 2,625,467 shares were sold in Subscription and Community Offerings at a price of $10.00 per share, with gross proceeds amounting to $26,254,670. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank.

     The Holding Company's executive offices are located at the home office of the Company at 825 Central Avenue, Fort Dodge, Iowa. The Holding Company's telephone number is (515) 576-7531.

First Federal Savings Bank of Iowa

     The Bank is a federally chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and seven branch offices located in Iowa. Four of the Bank's branches are located in north central Iowa in the cities of Fort Dodge, Nevada, Ames and Perry. On January 30, 1998, the Bank completed the acquisition of Valley Financial Corp., an Iowa corporation and the holding company for Valley Savings Bank, FSB (the "Acquisition"). See "Acquisition of Valley Financial Corp." As a result of the Acquisition, the Bank also has three branches in southeastern Iowa in the cities of Burlington and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was chartered originally in 1954, and on May 7, 1987 became a federally chartered savings bank. The Bank adopted its present name on February 27, 1998.

     The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market areas and investing such deposits in one- to four-family residential real estate mortgages, multi-family and commercial mortgages and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. The Bank's deposits are insured by the FDIC under the Savings Association Insurance Fund ("SAIF"). The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1954. At December 31, 1999, the Bank had total assets of $367.6 million, total deposits of $271.8 million, and total shareholders' equity of $36.8 million.

     The Bank's principal executive office is located at 825 Central Avenue, Fort Dodge, Iowa and its telephone number at that address is (515) 576-7531.

Acquisition of Valley Financial Corp.

     As of the close of business on January 30, 1998, the Bank completed the Acquisition of Valley Financial Corp. ("Valley Financial"), pursuant to an Agreement and Plan of Merger, dated as of September 18, 1997, (the "Merger Agreement"). The Acquisition resulted in the merger of Valley Financial's wholly owned subsidiary, Valley Savings Bank, FSB ("Valley Savings") with and into the Bank, with the Bank as the resulting financial institution (the "Bank Merger"). Valley Savings, formerly headquartered in Burlington, Iowa, was a federally-chartered stock savings bank with three branch offices located in southeastern Iowa.

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

Market Area and Competition

     The Company is an independent savings and loan company serving its primary market area of Webster, Story, Dallas, Henry and Des Moines Counties, which are located in the central, north central and south eastern parts of the State of Iowa. The Company's market area is influenced by agriculture as well as retail sales, professional services and public education. The Company is headquartered in Fort Dodge, the Webster County seat, where it operates two Company locations. The Company's Nevada branch operates in the city of Nevada, Iowa, the county seat for Story County. Nevada is located close to Ames, the location of Iowa State University, and is also located 35 miles from Des Moines, the state capital. The Company's Ames branch operates in the city of Ames, Iowa and is also located 30 miles from Des Moines. Burlington, the county seat of Des Moines County, is a strong retail center for southeastern Iowa. Mount Pleasant is the county seat of Henry County.

     The unemployment rate for Webster County as of December 1999 was 2.2%, compared to the national rate of 4.1% and the State of Iowa rate of 2.2%. The unemployment rate for Story County was 1.8%, for Des Moines County was 1.9%, for Henry County was 2.2% and for Dallas County was 1.5%.

     The Nevada, Iowa and Ames, Iowa markets have been a source of loan and depositor growth for the Company in recent periods, and the Company expects to continue to pursue lending and deposit growth opportunities in these markets, as well as the markets in Burlington, Mount Pleasant and Perry, Iowa. However, due to the loan demand in the Company's overall market area, increased competition, and the Company's decision to diversify its loan portfolio, the Company has originated and purchased loans (primarily multi-family and commercial real estate loans) from out of state. The Company intends to continue such originations and purchases pursuant to its underwriting standards for Company-originated loans.

     The Company faces strong and increasing competition both in making loans and in attracting savings deposits. The Company's competition for loans comes principally from commercial banks, savings banks, other savings and loan associations, mortgage banking companies, finance companies and credit unions. The Company's most direct competition for savings deposits historically has come from commercial banks, savings banks, other savings and loan associations and credit unions. In addition, the Company faces increasing competition for savings deposits from non-bank institutions such as brokerage firms, insurance companies, money market mutual funds, other mutual funds (such as corporate and government securities funds) and annuities. Many such institutions have greater financial and marketing resources available to them than does the Company. Trends toward the consolidation of the banking industry, especially after enactment of the

Gramm-Leach-Bliley Act, and the lifting of interstate banking and branching restrictions may make it more difficult for relatively smaller institutions, such as the Bank, to compete effectively with large national and regional financial institutions.

     While the Company is subject to competition from other financial institutions which may have greater financial and marketing resources, the Company believes that it benefits from its community bank orientation and can compete with other institutions by offering customers a high level of personal service and a wide range of competitively priced financial products. Further, management believes that the variety, depth and stability of the communities in which the Company is located support the service and lending activities conducted by the Bank.

Lending Activities

     Loan Portfolio Composition. The principal components of the Company's loan portfolio are fixed- and adjustable-rate first mortgage loans secured by one- to four-family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multi-family residential real estate and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. At December 31, 1999, the Company's loans receivable totalled $291.8 million, of which $164.1 million, or 56.3%, were one- to four-family residential real estate first mortgage loans and $91.1 million, or 31.2%, were other first mortgage loans, primarily multi-family and commercial real estate loans purchased by the Company. Consumer loans, consisting primarily of automobile loans and second mortgage loans, totalled $36.6 million, or 12.5%, of the Company's loan portfolio.

     Savings associations, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. For the year ended December 31, 1999, it was the Company's policy to limit loans to one borrower to $2.5 million. At December 31, 1999, the Company's largest aggregate outstanding loan to one borrower was $2.5 million and the second largest borrower had an aggregate balance of $2.0 million. All such loans were first mortgage multi-family residential real estate loans and were performing as of that date.

     Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated:


                                           ----------------------------------------------------------------------------------
                                                                           At December 31,
                                           ----------------------------------------------------------------------------------
                                                      1999                       1998                       1997
                                           ---------------------------- --------------------------- -------------------------
                                                             Percent                     Percent                    Percent
                                              Amount        of Total       Amount       of Total       Amount      of Total
                                           ------------  -------------- ------------  ------------- ------------  -----------
                                                                                  (Dollars in thousands)
First mortgage loans:
  One- to four-family residential(1).....     $164,057         56.23%      $148,992        57.46%      $115,763       59.48%
  Multi-family...........................       73,417         25.16         64,895        25.02         51,345       26.38
  Commercial.............................       17,723          6.07         11,396         4.39          3,800        1.95
                                              --------        ------       --------       ------       --------      ------
   Total first mortgage loans............      255,197         87.47        225,283        86.87        170,908       87.81
                                              --------        ------       --------       ------       --------      ------

Consumer loans:
  Automobiles............................     $  8,003          2.74%      $  7,348         2.83%      $  4,696        2.41%
  Second mortgage(2).....................       23,604          8.09         20,784         8.01         16,226        8.34
  Other(3)...............................        4,956          1.70          5,946         2.29          2,796        1.44
                                              --------        ------       --------       ------       --------      ------
   Total consumer loans..................       36,563         12.53         34,078        13.13         23,718       12.19
                                              --------        ------       --------       ------       --------      ------
   Total loans receivable................     $291,760        100.00%      $259,361       100.00%      $194,626      100.00%

Less:
  Undisbursed portion of
   construction loans....................     $  1,982          0.68%      $  2,025         0.78%      $    453        0.23%
  Unearned loan discount.................          136          0.05            312         0.12            424        0.22
  Net deferred loan origination fee......          106          0.04            316         0.12            349        0.18
  Allowance for loan losses..............        2,777          0.95          2,676         1.03          2,151        1.11
                                              --------        ------       --------       ------       --------      ------
   Total loans receivable, net...........     $286,759         98.29%      $254,032        97.95%      $191,249       98.26%
                                              --------        ------       --------       ------       --------      ------


                                                        1996                         1995
                                               ---------------------------------------------------------
                                                              Percent                         Percent
                                                 Amount       of Total         Amount         of Total
                                               ----------  -------------    ------------   -------------
First mortgage loans:
  One- to four-family residential(1)........     $107,168       63.44%      $   84,203          65.48%
  Multi-family..............................       34,488       20.42           21,474          16.70
  Commercial................................        5,225        3.09            6,163           4.79
                                                 --------      ------       ----------         ------
   Total first mortgage loans...............      146,881       86.95          111,840          86.97
                                                 --------      ------       ----------         ------

Consumer loans:
  Automobiles...............................     $  4,155        2.46%      $    2,889           2.25%
  Second mortgage(2)........................       15,303        9.06           10,735           8.35
  Other(3)..................................        2,582        1.53            3,127           2.43
                                                 --------      ------       ----------         ------
   Total consumer loans.....................       22,040       13.05           16,751          13.03
                                                 --------      ------       ----------         ------
   Total loans receivable...................     $168,921      100.00%       $ 128,591         100.00%

Less:
  Undisbursed portion of
   construction loans.......................     $    371        0.22%      $    1,048           0.81%
  Unearned loan discount....................          525        0.31            1,013           0.79
  Net deferred loan origination fee.........          241        0.14              203           0.16
  Allowance for loan losses.................        1,953        1.16            1,543           1.20
                                                 --------      ------       ----------         ------
   Total loans receivable, net..............     $165,831       98.17%       $ 124,784          97.04%
                                                 ========      ======       ==========         ========

_______________________

(1)  Includes interest-only construction loans that convert to permanent loans.
(2) Second mortgage loans included $1.5 million, $1.4 million, $1.1 million, $862,000 and $724,000 (in actual dollars) of nonowner-occupied residential first mortgage loans at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.
(3) Other consumer loans included $1.6 million, $2.3 million, $269,000, $213,000 and $299,000 (in actual dollars) of commercial mortgage loans at December 31, 1999, 1998, 1997, 1996 and 1995, respectively.

     Loan Maturity Schedule. The following table sets forth the maturity or period to repricing of the Company's loan portfolio at December 31, 1999. Overdraft lines of credit are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                               At December 31, 1999
                               ------------------------------------------------------------------------------------
                                 Within         1-3        3-5       5-10         10-20      Beyond 20
                                 1 Year        Years      Years     Years         Years        Years        Total
                               -----------   --------    --------    --------    --------    ---------   ----------
                                                                  (In thousands)
First mortgage loans:
     One- to four-family
       residential(1).........     $31,786    $17,799     $42,215     $63,060     $ 8,297        $900      $164,057
     Multi-family.............      31,862     14,816      15,065      11,670           4          --        73,417
     Commercial...............       3,040      2,262       6,225       4,411       1,785          --        17,723
Consumer loans (2)............       4,865      9,699      20,789       1,190          20          --        36,563
                                   -------    -------     -------     -------     -------        ----      --------
       Total..................     $71,553    $44,576     $84,294     $80,331     $10,106        $900      $291,760
                                   =======    =======     =======     =======     =======        ====      ========

________________________

(1) One- to four-family loans include $93.5 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and are annually adjustable thereafter. $50.5 million of these loans with repricing periods greater than 5 years have been classified as fixed rate loans. $43.0 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.
(2)  Includes second mortgage loans of $23.6 million at December 31, 1999.


     The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 1999 due after December 31, 2000.

                                                         Due After December 31, 2000
                                                     ----------------------------------
                                                        Fixed     Adjustable   Total
                                                     ----------   ----------   ---------
                                                                (In thousands)
First mortgage loans:
  One- to four-family residential(1).............      $ 70,906     $ 61,365    $132,271
  Multi-family...................................         6,498       35,057      41,555
  Commercial.....................................         7,321        7,362      14,683
Consumer loans (2)...............................        31,343          355      31,698
                                                       --------     --------    --------
 Total...........................................      $116,068     $104,139    $220,207
                                                       ========     ========    ========

________________________

(1) One- to four-family loans include $86.8 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and are annually adjustable thereafter. $50.5 million of these loans with repricing periods greater than 5 years have been classified as fixed rate loans. $36.3 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.
(2)  Includes second mortgage loans of $21.2 million at December 31, 1999.


     One- to four-family Residential Real Estate Loans. Traditionally, the Company's primary lending activity consists of the origination of fixed- and adjustable-rate one- to four-family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company's market area. The Company also originates one- to four-family, interest only construction loans that convert to permanent loans after an initial construction period that generally does not exceed nine months. At December 1999, 43.5% of the Company's residential real estate loans had fixed rates, and 56.5% had adjustable rates.

     The Company originates loans for portfolio and sells loans in the secondary mortgage market. However, the Company's one- to four-family, fixed-rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market. The Bank has sold fixed-rate loans with maturities equal to or in excess of 15 years in the secondary mortgage market.

For the year ended December 31, 1999, the Bank sold $475,000 of mortgage loans consisting of seven one- to four-family residential mortgage loans. One- to four-family loans are underwritten and originated according to policies approved by the Board of Directors. First Iowa Mortgage, Inc., the Bank's wholly owned mortgage banking subsidiary, sold $19.6 million of mortgage loans consisting of 207 one- to four-family residential mortgage loans.

     Originations of one- to four-family fixed-rate first mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company's interest rate gap position, and loan products offered by the Company's competitors. The Company's one- to four-family fixed-rate first mortgage loans amortize on a monthly basis with principal and interest due each month. To make the Company's fixed-rate loan portfolio more interest rate sensitive, the Company currently emphasizes the origination of fixed-rate loans with terms of 15 years or less to be held in portfolio. The Company also offers 5 and 7-year fixed-rate first mortgage loans that convert to adjustable-rate loans that adjust on an annual basis after the initial fixed-rate term. The overall maturity of these loans may be up to 30 years. The Company determines whether a customer qualifies for these loans based upon the initial fixed interest rate.

     The Company's adjustable rate mortgage loans, or "ARM loans," are generally originated for terms of up to 30 years, with interest rates that adjust annually. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. Currently, the Company offers ARM loans with annual rate caps of 1.5% and maximum life-of-loan caps of 11.95%. Prior to 1995, the Company's ARM loans originated for retention in its portfolio generally were based on the 11th District Cost of Funds Index, a lagging market index. At present, the interest rate on its ARM loans is calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year. The Company currently offers one-year ARM loans with initially discounted rates, often known as "teaser rates." The Company determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated, rather than the introductory or "teaser" rate or the maximum life-of-the rate to which the loan could adjust. In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One- to four-family residential ARM loans totalled $92.7 million, or 32.3%, of the Company's total net loan portfolio at December 31, 1999.

     The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company's credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk. See "Discussion of Market Risk-- Interest Rate Sensitivity Analysis."

     The Company's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

     Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. See "Regulation-- Regulation of Federal Savings Associations--Real Estate Lending Standards." The Company's lending policies limit the maximum loan-to-value ratio on mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Company generally makes one- to four-family first real estate loans with loan-to-value ratios of up to 90%; however, for one- to four-family real estate loans with loan-to-value ratios greater than 80%, the Company requires the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion on all properties securing real estate loans originated by the Company.

     Multi-family Residential and Commercial Real Estate Loans. The Company's loan portfolio contains loans secured by multi-family residential and commercial real estate. Such loans constituted approximately $91.1 million, or 31.8%, of the Company's total net loan portfolio at December 31, 1999. Of such loans, $83.6 million, or 91.8%, were purchased or originated by the Company and were secured by properties outside the State of Iowa (the "out of state" properties). There was no multi-family or commercial real estate loan more than 90 days past due at December 31, 1999. These loans are primarily secured by multi-family residences such as apartment buildings, and by commercial facilities, such as office buildings and retail buildings. Multi-family residential real estate loans are offered with fixed- and adjustable-rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multi-family project. Fixed- rate loans generally amortize over 15 to 30 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to fifteen years. Such loans are priced as five to fifteen year loans with maximum loan-to-value ratios of 80%. See "-- Purchased or Out of State Originated Loans."

     All purchased or out of state originated loans in excess of $200,000 are approved by the Chief Executive Officer, Chief Operating Officer and the Board of Directors and are subject to the same underwriting standards as for loans originated by the Company. All purchased or out of state originated loans less than $200,000 are approved by the Chief Executive Officer and Chief Operating Officer and ratified by the Board of Directors and are subject to the same underwriting standards as loans originated by the Company. Before a loan is purchased, the Company obtains a copy of the original loan application, certified rent rolls, the original title insurance policy and personal financial statements of any guarantors of the loan. An executive officer or director of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. The originating financial institution or mortgage banker may continue service the loans, remitting principal and interest to the Company. As of December 31, 1999, $21.5 million purchased or out of state originated loans were serviced by the Bank and $72.4 million were serviced by the originating financial institution or mortgage banker. The Company has a $2.5 million limit on the aggregate size of multi-family and commercial loans to any one borrower. Any exceptions to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Company's legal lending limit. See "Regulation -- Regulation of Federal Savings Associations -- Loans to One Borrower."

     Loans secured by multi-family and commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and typically, such loans also have larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from such real estate projects are reduced, the borrower's ability to repay the loan may be impaired.

     Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which primarily include second mortgage loans. As of December 31, 1999, second mortgage loans totalled $23.6 million, or 8.2%, of the Company's net total loan portfolio. The Company's second mortgage loans have fixed interest rates and are generally for terms of 3 to 5 years. The Company's second mortgage loans are secured by the borrower's principal residence generally with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 80%. The average principal amount of the Company's second mortgage loans is approximately $13,000. The Company also offers home equity lines of credit secured by second mortgage loans.

     To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally on a 80% loan-to-value basis for new cars. All of the Company's automobile loans were originated by the Company and generally have terms of up to five years.

     In addition, the Company also makes other types of consumer loans, primarily unsecured signature loans for various purposes. The minimum loan amount for such loans is $1,000, the maximum loan amount for such loans is $7,500, and the average balance of such loans is approximately $2,500.

     The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans may be unsecured and are originated for any business purpose, such as for the purchase of computers and business equipment. The maximum loan amount for such unsecured loans is $7,500.

     The Company's business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company generally expects consumer loan demand will come from its mortgage loan customers. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 1999, $102,000, or 0.28%, of the Company's consumer loan portfolio was on nonaccrual status.

     Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to collateralize the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company's written loan policies, all first mortgage loans originated prior to 1998 were approved by the Chief Executive Officer. Beginning in 1998, the Chief Executive Officer approves all first mortgage loans greater than $150,000. All first mortgage loans less than $150,000 are approved by two members of senior management. The Loan Committee of the Board of Directors meets monthly to review a sampling of all loans originated in the month.

     After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. An abstract of title along with an attorney's title opinion is required on all first mortgage loans secured by real property in Iowa. At December 31, 1999, the Company had outstanding commitments to originate $1.4 million of loans. This amount does not include commitments to purchase loans, the undisbursed overdraft loan privileges or the unfunded portion of loans in process.

     Purchased or Out of State Originated Loans. The Company's loan portfolio contains $94.0 million of loans secured by out of state properties. These loans represented 32.2% of the Company's total loan portfolio at December 31, 1999. Substantially all of the multi-family residential and commercial real estate loans in the Company's loan portfolio are purchased or originated out of state by the Company without recourse to the seller. The Company's investment in properties located in Wisconsin totalled $36.0 million and was primarily distributed between the Milwaukee and Madison areas. The Company's investment in properties in Colorado totalled $22.7 million and was primarily distributed between the Colorado Springs and Denver areas. At December 31, 1999, the Company's investment in properties located in California totalled $15.0 million and was distributed primarily in southern California. The remainder of the Company's purchased or out of state originated loans are distributed in various states. At December 31, 1999, the Company's multi-family residential and commercial real estate loans had an average balance of $410,000 and the largest loan had a principal balance of $2.5 million. As of December 31, 1999 there were no multi-family or commercial real estate loan that was more than 90 days past due or on a nonaccrual status.

     To supplement its origination of one- to four-family first mortgage loans, the Company also purchases loans secured by one- to four-family residences out of state. At December 31, 1999, $10.3 million, or 3.5%, of the Company's total loan portfolio consisted of purchased one- to four-family loans, of which $4.5 million were secured by properties located in Missouri and $1.9 million were secured by properties in Wisconsin. As of December 31, 1999 there were no purchased one- to four-family first mortgage loans that were on a nonaccrual status.

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

     In an effort to reduce the risk of loss on out of state purchased loans, the Company only purchases loans that meet the underwriting policies for loans originated by the Company although specific rates and terms may differ from the rates and terms offered by the Company. The Company also requires appropriate documentation, and personal inspections of the underlying real estate collateral by an executive officer or director prior to purchase. The servicers of the loans generally conduct annual inspections of the underlying real estate collateral and copies of the reports of such inspections are typically provided to the Company.

     Set forth below is a table of the Company's purchased or out of state originated loans by state of origin (including multi-family residential, commercial real estate and one- to four-family first mortgage loans) as of December 31, 1999.


                                             Balance as of
                    State                  December 31, 1999
                    -----                  -----------------
                                             (In thousands)
                         Arizona                $ 1,204
                      California                 14,976
                        Colorado                 22,708
                         Florida                    289
                         Georgia                     69
                        Illinois                    249
                         Indiana                    813
                          Kansas                    817
                        Michigan                     19
                       Minnesota                    332
                        Missouri                  5,406
                         Montana                    101
                        Nebraska                    556
                          Nevada                    655
                      New Mexico                     75
                  North Carolina                    737
                    North Dakota                     80
                            Ohio                    806
                          Oregon                  2,716
                  South Carolina                    122
                       Tennessee                    196
                           Texas                  1,818
                            Utah                  1,185
                        Virginia                     47
                      Washington                  1,942
                       Wisconsin                 36,037
                                                -------
                           Total                $93,955
                                                =======

     Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the periods indicated.

                                                             For the Years Ended
                                                                 December 31,
                                                       -----------------------------------
                                                          1999         1998         1997
                                                       ---------    ---------    ---------
                                                                  (In thousands)
Total loans receivable at beginning of period........  $259,361     $194,626     $168,921
                                                       --------     --------     --------
Originations:
First mortgage loans:
     One- to four-family residential.................    60,811       58,120       25,001
     Multi-family....................................       700           --           --
     Commercial......................................        --        1,100           50
Consumer loans:
     Automobile......................................     6,912        6,349        3,698
     Second mortgage.................................    16,141       14,493        9,642
     Other...........................................     2,301        2,595        1,591
                                                       --------     --------     --------
       Total originations:...........................    86,865       82,657       39,982
     Effect of Valley Financial Acquisition..........        --       58,911           --
Loan Purchases:
     First mortgage -- one- to four-family...........     5,870        3,159           51
     First mortgage -- multi-family..................    23,332       21,315       22,313
     First mortgage -- commercial....................    11,142           --
Loan Sales:
     First mortgage -- one- to four-family...........    20,117       26,411          815
Transfer of mortgage loans to
     foreclosed real estate..........................       212          373          175
Repayments...........................................    74,481       74,523       35,651
                                                       --------     --------     --------
Net loan activity....................................    33,399       63,734       25,705
                                                       --------     --------     --------
       Total loans receivable at end of period.......  $291,760     $259,361     $194,626
                                                       ========     ========     ========

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment of the related loan. At December 31, 1999, the Company had $106,000 of deferred loan origination fees, net. Such fees vary with the type of loans and commitments made. The Company typically charges a document preparation fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges and late charges. The Company recognized fees and service charges of $1.5 million, $1.2 million and $657,000 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

Investment Activities

     At December 31, 1999, the Company's investment portfolio is comprised of United States Treasury securities, United States Government agencies, municipal obligations, mortgage-backed securities, equity securities consisting of FHLMC preferred stock, FNMA preferred stock, FHLB stock, other common and preferred stocks and interest-earning deposits. At December 31, 1999, $4.5 million, or 11.8%, of the Company's investment portfolio, excluding equity securities, was scheduled to mature in one year or less, and $13.1 million, or 34.7%, was scheduled to mature within one to five years.

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

     Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                   At December 31,
                                             ----------------------------
                                               1999      1998      1997
                                             --------  --------  --------
                                                   (In thousands)
Investment securities:
     U.S. Treasury notes..................   $ 4,260   $ 9,410   $11,046
     U.S. Government agencies.............    18,799    18,884        --
     Mortgage-backed securities...........     9,955     7,508        --
     State and local obligations..........     4,772     4,378        --
     FHLB stock...........................     3,035     2,379     1,550
     Equity securities....................     8,872     7,323     7,220
                                             -------   -------   -------
       Total investment securities........    49,693    49,882    19,816
     Interest-earning deposits............     4,127    13,201     2,463
                                             -------   -------   -------
       Total investments..................   $53,820   $63,083   $22,279
                                             =======   =======   =======

     Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 1999.

                                                                          At December 31, 1999
                                  -------------------------------------------------------------------------------------------------
                                     One Year or Less         Over Five Years        Over Five Years               Total
                                  -------------------------------------------------------------------------------------------------
                                             Annualized               Annualized                Annualized
                                              Weighted                 Weighted                  Weighted
                                  Carrying     Average     Carrying     Average     Carrying      Average     Carrying     Market
                                   Value        Yield        Value       Yield        Value        Yield        Value       Value
                                  --------   -----------   ---------  -----------   ---------   -----------   ---------   ---------
                                                                                    (Dollars in thousands)
Investment securities:
  U.S. Treasury notes............   $3,757      5.67%       $   503       6.81%      $     0        0.00%      $ 4,260     $ 4,260
  U.S. Government agencies(1)....      324      5.84         17,478       6.01           998        7.18        18,800      18,800
  Mortgage-backed securities.....      507      5.48          1,869       5.73         7,579        6.16         9,955       9,955
  State and local obligations....       --        --          1,664       5.31         3,108        5.07         4,772       4,772
  FHLB stock.....................       --        --             --         --            --          --         3,035       3,035
  Common Stock...................       --        --             --         --            --          --           457         457
  Preferred stock-other..........       --        --             --         --            --          --            --          --
  Preferred stock-FNMA...........       --        --             --         --            --          --         5,157       5,157
  Preferred stock-FHLMC..........       --        --             --         --            --          --         3,257       3,257
                                    ------                  -------                  -------                   -------     -------
     Total.......................   $4,588      5.66%       $21,514       5.95%      $11,685        5.96%      $49,693     $49,693
  Interest-bearing deposits
    at the FHLB..................    4,127      4.91             --         --            --          --          4,127       4,127
                                    ------                  -------                  -------                   -------     -------
     Total investments...........   $8,715      5.30%       $21,514       5.95%      $11,685        5.96%      $53,820     $53,820
                                    ======                  =======                  =======                   =======     =======

                                             Annualized
                                 Average      Weighted
                                 Life in       Average
                                  Years         Yield
                                 -------     -----------
Investment securities:
U.S. Treasury notes..............   1           5.77%
U.S. Government agencies(1)......   5           6.05
Mortgage-backed securities.......   4           5.92
State and local obligations......   5           4.65
FHLB stock.......................               6.35
Common Stock.....................               4.65
Preferred stock-other............                 --
Preferred stock-FNMA.............               6.53
Preferred stock-FHLMC............               5.77

     Total.......................               5.90%
Interest-bearing deposits
  at the FHLB....................               4.91

     Total investments...........               5.83%

___________________

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

     Deposits. During 1999, consumer and commercial deposits were attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, savings accounts, money market savings, certificates of deposit and individual retirement accounts. The Company also offers these products in its new market area which it now serves as a result of the Acquisition. See "--Acquisition of Valley Financial Corp." Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company may pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. During 1999, the Company became a more active bidder for public funds in the State of Iowa. As a result, public fund deposits totalled $20.5 million at December 31, 1999. The Company does not obtain retail funds through brokers by solicitation of funds, nor by offering negotiated rates on certificates of deposit in excess of $100,000.

     Deposit Portfolio. Deposits with the Company as of December 31, 1999 were represented by the various types of deposit programs described below.

    Weighted                                                                                                    Percentage
    Average                                   Checking and                     Minimum                           of Total
 Interest Rate      Original Term            Savings Deposits                  Balance         Balances          Deposits
---------------    ---------------         --------------------               ---------      ------------      ------------
                                                                                             (Dollars in
                                                                                              thousands)
     0.00%         None                    Noninterest-bearing demand           $   50           $  6,412           2.37%
     1.25          None                    NOW accounts                             50             30,096          11.10
     2.00          None                    Savings accounts                         25             25,830           9.53
     3.61          None                    Money Market savings                  2,500             17,464           6.44

                                           Certificates of Deposit
                                           -----------------------

     4.78          1-3 months              Fixed term, fixed rate               $1,000           $  1,328           0.49
     4.84          4-6 months              Fixed term, fixed rate                1,000              5,426           2.00
     5.58          7-9 months              Fixed term, fixed rate                1,000              5,757           2.12
     5.12          10-12 months            Fixed term, fixed rate                1,000             18,731           6.91
     5.25          13-24 months            Fixed term, fixed rate                1,000             84,465          31.17
     5.48          25-36 months            Fixed term, fixed rate                1,000             24,138           8.91
     5.85          37-48 months            Fixed term, fixed rate                1,000              1,488           0.55
     6.09          49-60 months            Fixed term, fixed rate                1,000             48,926          18.05
     6.16          61 months or greater    Fixed term, fixed rate                1,000                827           0.31
     3.50          Various                 Variable rate                           100                143           0.05
                                                                                                 --------         ------
                                           Total certificates of deposit                         $271,031         100.00%
                                                                                                 ========         ======

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

                                                   Increase    Increase               Increase    Increase
                                        Balance    (Decrease)  (Decrease)  Balance    (Decrease)  (Decrease)  Balance
                                        12/31/99       %           $       12/31/98       %           $       12/31/97
                                       -------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Noninterest-bearing demand........     $   6,412      17.48%   $    954   $   5,458      73.55%   $  2,313   $   3,145
NOW...............................        30,096      (2.63)       (813)     30,909     113.80      16,452      14,457
Savings account...................        25,830      (1.03)       (269)     26,099      52.45       8,979      17,120
Money market savings..............        17,464     (11.92)     (2,364)     19,828     121.34      10,870       8,958
Certificates of deposit
  that mature:
    within 12 months..............       117,515      44.55      36,220      81,295      99.44      40,533      40,762
    within 12-36 months...........        52,707     (18.86)    (12,255)     64,962      53.20      22,558      42,404
    beyond 36 months..............        21,007      15.81       2,868      18,139      27.04       3,861      14,278
                                       ---------               --------   ---------               --------   ---------
       Total......................     $ 271,031       9.87%   $ 24,341   $ 246,690      74.80%   $105,566   $ 141,124
                                       =========               ========   =========               ========   =========

                                                   Increase    Increase               Increase    Increase
                                        Balance    (Decrease)  (Decrease)  Balance    (Decrease)  (Decrease)  Balance
                                        12/31/97       %           $       12/31/96       %           $       12/31/95
                                       -------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Noninterest-bearing demand........     $   3,145      38.24%    $   870   $   2,275       0.04%    $     8   $   2,267
NOW...............................        14,457      22.27       2,633      11,824       3.39         388      11,436
Passbook savings..................        17,120      (3.58)       (636)     17,756      (5.85)     (1,104)     18,860
Money market savings..............         8,958      23.05       1,678       7,280      29.38       1,653       5,627
Certificates of deposit
  that mature:
    within 12 months..............        40,762      10.25       3,790      36,972      22.37       6,759      30,213
    within 12-36 months...........        42,404      33.24      10,578      31,826      (6.77)     (2,311)     34,137
    beyond 36 months..............        14,278     (34.47)     (7,511)     21,789      (9.71)     (2,343)     24,132
                                       ---------                -------   ---------                -------   ---------
       Total......................     $ 141,124       8.79%    $11,402   $ 129,722       2.41%    $ 3,050   $ 126,672
                                       =========                =======   =========                =======   =========

     The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                        At December 31,
                         --------------------------------------
                           1999           1998           1997
                         ---------       --------      --------
                                      (In thousands)
Rate
----

3.99% or less........     $    688       $    232       $    91
4.00-5.99%...........      154,231        110,152        45,749
6.00-7.99%...........       36,300         53,829        51,585
8.00 or greater......           10            183            19
                         ---------       --------       -------
                          $191,229       $164,396       $97,444
                         =========       ========       =======


     The following table sets forth the amount and maturities of certificates of deposit at December 31, 1999.


                                                          Amount Due
                             ---------------------------------------------------------------------
                             Less
                             Than 1      1-2       2-3       3-4       4-5     After 5
                             Year       Years     Years     Years     Years     Years    Total
                             ---------  --------  --------  --------  --------  -------  ---------
                                                        (In thousands)
Rate
----
3.99% or less...........      $    688  $     --   $    --   $    --   $    --     $ --   $    688
4.00-5.99%..............       100,804    29,711     4,709     8,853    10,025      130    154,232
6.00-7.99%..............        16,023    11,069     7,208     1,796         6      197     36,299
8.00 or greater.........            --        --        10        --        --       --         10
                              --------   -------   -------   -------   -------     ----   --------
                              $117,515   $40,780   $11,927   $10,649   $10,031     $327   $191,229
                              ========   =======   =======   =======   =======     ====   ========


     The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 1999. This amount does not include savings accounts of greater than $100,000, which totalled approximately $981,000 at December 31, 1999.


                                                             Certificates
                                                            of Deposit over
                        Remaining Maturity                     $100,000
                    ------------------------------------    -----------------
                                                            (In thousands)
                    Three months or less................           $  3,395
                    Three through six months............             12,886
                    Six through twelve months...........              6,580
                    Over twelve months..................              9,355
                                                                   --------
                      Total.............................           $ 32,216
                                                                   ========

The following table sets forth the savings activities of the Company for the periods indicated:


                                                   Year Ended December 31,
                                                ------------------------------
                                                  1999       1998       1997
                                                --------  ----------  --------
                                                        (In thousands)
Net increase (decrease) before interest
 credited and deposits acquired................  $15,582   $ (2,943)   $ 6,132
Effect of Valley Financial Acquisition.........       --     99,269         --
Interest credited..............................    8,758      9,240      5,270
                                                 -------   --------    -------
    Net increase in deposits...................  $24,340   $105,566    $11,402
                                                 =======   ========    =======

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


                                                       For the
                                               Year Ended December 31,
                                             ----------------------------
                                               1999      1998      1997
                                             --------  --------  --------
                                               (Dollars in thousands)
Weighted average rate paid on: (1)
  FHLB advances..........................       5.62%     5.81%     5.94%
FHLB advances:
  Maximum balance........................    $60,691   $42,550   $29,800
  Average balance........................     43,711    33,980    23,672
Weighted average rate paid on:
  Other borrowings.......................       1.00%     1.00%     9.00%
Other borrowings:
  Maximum balance........................    $    38   $    42   $    35
  Average balance........................         36        40         7

________________________

(1)  Calculated using monthly weighted average interest rates.

Title Abstract Business

     A component of the Company's operating strategy is to increase noninterest income through the expansion of its abstract company business conducted by First Iowa Title Services Inc. ("First Iowa"), a wholly owned subsidiary of the Company. On December 28, 1996, First Iowa purchased the assets of two abstract companies located in Webster and Calhoun Counties in Iowa. The abstract company in Calhoun County was subsequently sold on March 30, 1997. First Iowa currently provides real estate title abstracting services in Webster, Boone and Jasper Counties. These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate. This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels. The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company. Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise. Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market, but the cost of this insurance may not be passed on to the borrower. First Iowa had 19 employees as of December 31, 1999.

Insurance, Annuity and Mutual Fund Business

     The Company has another wholly-owned subsidiary, First Federal Investment Services, Inc., ("First Federal Investment") formerly known as First Financial Service Corporation, which the Company began in 1971. On February 25, 2000, First Financial's name was changed to First Federal Investment Services, Inc. First Federal Investment's activities include the sale of life insurance on mortgage loans, and credit life, accident and health insurance on consumer loans made by the Company. In addition, First Federal Investment sells life insurance annuity products and mutual funds. First Federal Investment also originates leases for equipment such as computers, office equipment, light industrial equipment and commercial cleaning equipment. First Federal Investment has no employees. The subsidiary has executed a management agreement with the Company which provides its management and staff.

Mortgage Company Business

     First Iowa Mortgage, Inc. (formerly known as Hearthstone Mortgage Company, Inc., "FIM") was acquired by the Company as part of the Acquisition and is a wholly-owned subsidiary of the Bank. FIM originates first mortgage loans and subsequently sells these loans and the mortgage servicing rights to investors. FIM currently operates in Ames, Iowa and at December 31, 1999 had 3 employees.

Multi-family Apartment Building

     On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership with the Fort Dodge Housing Corporation ("FDHC"), a non-profit Iowa corporation formed to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge. The Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. A 44-unit apartment complex was completed on February 1, 1997. The tax credits for the year ended December 31, 1999 are approximately $154,000. The tax credits will continue for a seven-year period.

Personnel

     At December 31, 1999, the Company had 106 full-time and 23 part-time employees (including the 19 employees of First Iowa and the 3 employees at FIM). None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

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

     Distributions. To the extent that the Company makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Company's "base year reserve," i.e. its reserve as "of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Company's taxable income. Nondividend distributions include distributions in excess of the Company's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Company's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Company's income.

     The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate.

     Corporate Alternative Maximum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating losses. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Company's AMTI is increased by an amount equal to 75% of the amount by which the Company's adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses). The Company does not expect to be subject to the AMT.

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

State and Local Taxation

     Iowa Taxation. The Holding Company and the Bank's subsidiaries will file Iowa corporation tax returns and the Bank will file an Iowa franchise tax return. The Bank currently files an Iowa franchise tax return, and the Holding Company and the Bank's subsidiaries file Iowa corporation tax returns, on a calendar year basis.

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


                                  REGULATION

General

     The Bank is subject to regulation, examination and supervision by the OTS, as its chartering agency, and the Federal Deposit Insurance Corporation ("FDIC"), as its deposit insurer. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Holding Company, as a savings and loan holding company, files certain reports with, and otherwise complies with, the rules and regulations of the OTS and of the Securities and Exchange Commission (the "SEC") under the federal securities laws.

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

     The Home Owners' and Loan Act ("HOLA"), as amended, prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings association or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings association, a non-subsidiary holding company or a non-subsidiary company engaged in activities other than those permitted by HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating an application by a holding company to acquire a savings association, the OTS must consider the financial and managerial resources and future prospects of the company and savings association involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

     As a unitary savings and loan holding company "grandfathered" under the Gramm-Leach-Bliley Act, the Holding Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. Upon any nonsupervisory acquisition by the Company of another savings association or savings bank that meets the QTL test and is deemed to be a savings association by the OTS and that will be held as a separate subsidiary, the Holding Company would become a multiple savings and loan holding company and would be subject to limitations on the types of business activities in which it could engage. HOLA limits the activities of a multiple savings and loan holding company and its non-insured association subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act (the "BHC Act"), subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

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

Regulation of Federal Savings Associations

     Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. These investment powers are subject to various limitations, including: (i) a prohibition against the acquisition of any corporate debt security that is not rated in one of the four highest rating categories; (ii) a limit of 400% of an association's capital on the aggregate amount of loans secured by nonresidential real estate property; (iii) a limit of 20% of an association's assets on commercial loans with the amount of commercial loans in excess of 10% of assets being limited to small business loans; (iv) a limit of 35% of an association's assets on the aggregate amount of consumer loans and acquisitions of certain debt securities; (v) a limit of 5% of assets on non-conforming loans (loans in excess of the specific limitations of HOLA); and (vi) a limit of the greater of 5% of assets or an association's capital on certain construction loans made for the purpose of financing what is or is expected to become residential property.

     Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. For the year ended December 31, 1999, the Bank generally imposed a $2.5 million limit on the aggregate size of loans to any one borrower. Any exception to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Bank's legal lending limit. At December 31, 1999, the Bank's largest aggregate amount of loans to one borrower was $2.5 million, and the second largest borrower had an aggregate balance of $2.0 million. The Bank is in compliance with all applicable limitations on loans to one borrower.

     QTL Test. HOLA requires a savings association to meet a qualified thrift lender, or "QTL" test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period.
"Portfolio assets" means, in general, an association's total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, consumer
loans, small business loans, education loans and credit card loans.   A savings
association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At December 31, 1999, the Bank maintained 91.4% of its portfolio assets in qualified thrift investments, and it had more than 65% of its portfolio assets in qualified thrift investments in the requisite number of the prior 12 months.

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

     Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3% of core capital to such adjusted total assets, and a risk-based capital ratio requirement of 8% of total risk-based capital to total risk-weighted assets. In determining compliance with the risk-based capital requirement, a savings association must compute its risk-weighted assets by multiplying its assets and certain off balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks the OTS believes are inherent in the type of asset. Tangible capital is defined, generally, as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain purchased mortgage servicing rights) and investments in an loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

     The OTS and the other federal banking agencies are required to take into account interest rate risk ("IRR") in their risk-based capital standards. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred the implementation of the IRR component in the computation of an institution's risk-based capital requirement. The OTS continues to monitor the IRR of individual institutions and retains the right to impose additional capital on individual institutions. At December 31, 1999, the Bank was not required to maintain any additional risk-based capital under this regulation.

     At December 31, 1999, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 1999:

                                         Bank                  Capital Requirements            Excess Capital
                                  Amount       Percent        Amount         Percent        Amount       Percent
                                 --------      --------       -------        -------       --------      --------
                                                                 (In thousands)
Tangible capital...............   $30,685          8.5%       $ 5,416        1.5%           $25,269          7.0%
Core capital...................    30,685          8.5         10,833        3.0             19,852          5.5
Risk-based capital.............    33,168         16.7         15,870        8.0             17,298          8.7


     A reconciliation between regulatory capital and GAAP capital at December 31, 1999 in the accompanying financial statements is presented below:


                                                           Tangible Capital   Core Capital   Risk-based Capital
                                                           -----------------  -------------  -------------------
                                                                              (In thousands)
GAAP capital...........................................             $36,766        $36,766              $36,766
Intangible assets......................................              (6,842)        (6,842)              (6,842)
Unrealized loss on certain available for sale
  assets...............................................                 761            761                  761
Allowance for loan losses includable
  in supplementary capital.............................                  --             --                2,483
                                                                    -------        -------              -------
Regulatory capital.....................................             $30,685        $30,685              $33,168
                                                                    =======        =======              =======

     Limitation on Capital Distributions. Effective April 1, 1999, the OTS amended its capital distribution regulations to reduce regulatory burdens on savings associations. Under the amendments adopted by the OTS, certain savings associations will be permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus it retained net income for the prior two years, without notice to, or the approval of the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described above. See"--Prompt Corrective Regulatory Action."

     Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4%. OTS regulations also require each savings association to maintain an average daily balance of short-term liquid assets at a specified percentage of the total of its net withdrawable deposit account and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. At December 31, 1999, the Bank's liquidity position was $31.7 million, or 10.84% of liquid assets, compared to $45.7 million or 17.58% at December 31, 1998. The Bank has never been subject to monetary penalties for failure to meets its liquidity requirements.

     Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed upon the savings association's total assets, including consolidated subsidiaries, as reported in the association's latest quarterly Thrift Financial Report. The OTS adopted amendments to its regulations, effective January 1, 1999, that are intended to assess savings associations on a more equitable basis. The new regulations base the assessment for an individual savings association on three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based on a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based on a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100 million, the new regulations provide that the portion of the assessment based on assets size will be the lesser of the assessment under the amended regulations or the regulations before the amendment. Management believes that the change in its rate of OTS assessments under the amended regulations was not material.

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

     The CRA regulations establish an assessment system that bases an association's rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (i) a lending test, to evaluate the institution's record of making loans in its service areas; (ii) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing and programs benefitting low or moderate income individuals and businesses; and (iii) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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

     Standards for Safety and Soundness. Pursuant to the FDI Act, as amended by Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") and the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Community Development Act"), the OTS and the federal bank regulatory agencies have adopted a set of guidelines prescribing safety and soundness standards.
The guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice by the OTS that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of FDICIA. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

     Prompt Corrective Regulatory Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, based upon the five categories of institutions established by FDICIA: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," which are categories defined by the institution's regulatory capital ratios. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to any undercapitalized institution, including restrictions on growth of assets and other forms of expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Generally, subject to a narrow exception, FDICIA requires the applicable banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 1999, the Bank met the criteria for being considered "well capitalized" by the OTS.

     When appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

     Insurance of Deposit Accounts. Pursuant to FDICIA, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the reporting period ending seven months before the assessment period. The three capital categories consist of
(i) well capitalized, (ii) adequately capitalized, or (iii) undercapitalized. The FDIC also assigns an institution to one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. As a result of the Deposit Insurance Funds Act of 1996 (the "1996 Funds Act"), both the BIF and the SAIF currently satisfy the reserve ratio requirement. If the FDIC determines that assessment rates should be increased, institutions in all risk categories could be affected. The FDIC has exercised this authority several times in the past and could raise insurance assessment rates in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Bank.

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

     In addition, the 1996 Funds Act expanded the assessment base for the payments on the FICO bonds. Beginning January 1, 1997, the deposits of both BIF- and SAIF-insured institutions were assessed for the payments on the FICO bonds. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits shall be one-fifth of the rate imposed on SAIF-assessable deposits. The annual rate of assessments for the payments on the FICO bonds for the first, second, third and fourth quarters of the fiscal year 1999 were 0.0610%, 0.0588%, 0.0580% and 0.0592%, respectively.

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

     Privacy Protection. The OTS has recently proposed regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act (the "GLB Act"). The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' "nonpublic personal information" by November 13, 2000. The Bank would be required to disclose its privacy policy, including identifying with whom the Bank shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank would be required to provide its customers with the ability to "opt-out" of having to share their personal information with unaffiliated third parties. The Bank intends to have a privacy protection policy in place prior to when the regulations are adopted in final form.

     The GLB Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently, there are no privacy bills pending in the Iowa legislature. If any such bills are considered by the Iowa legislature, the Bank cannot predict what impact, if any, these bills would have.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Des Moines, has been required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Des Moines. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 1999 of $3.0 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances were required to be obtained only for the purpose of providing funds for residential housing finance.

     Pursuant to the GLB Act, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the Federal Housing Finance Board. The GLB Act specifically provides that the minimum requirements in existence immediately prior to adoption of the GLB Act shall remain in effect until such regulations are adopted. Formerly, federal savings associations, such as the Bank, were also required to be members of the FHLB System. The new law removed the mandatary membership requirement and authorized voluntary membership for federal savings associations as is the case for all other eligible institutions.

     In addition to changes to the membership and share ownership requirements, the GLB Act removed certain requirements governing advances made by FHLBs. Greater stock purchases required of non-QTL FHLB members when they receive advances were eliminated, as was the requirement that such members only apply for advances for housing finance purposes. A priority for making advances to QTL members and a 30% limit on total advances to non-QTL members was also removed. Further, the new law eliminated restrictions on obtaining new advances and having to repay advances after three years applicable to savings associations that are not QTLs.

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

     Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain noninterest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3% of the aggregate of transaction accounts up to $46.5 million. The amount of aggregate transaction accounts in excess of $46.5 million are currently subject to a reserve ratio of 10%, which ratio the FRB may adjust between 8% and 12%. The FRB regulations currently exempt $4.9 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Federal Securities Law

     The Holding Company is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Holding Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2.   PROPERTIES

     The Company conducts its business through its main office located in Fort Dodge, Iowa and seven full-service offices located in Fort Dodge, Nevada, Ames, Perry, Burlington and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa Title Services and First Iowa Mortgage, Inc. at December 31, 1999. All of the offices of the Company are owned. In addition to the properties listed below, First Federal Investment Services, Inc. owns land in Fort Dodge, Iowa with a net book value of $99,000 and Northridge Apartments Limited Partnership owns a multi-family apartment building with a net book value of $1.8 million at December 31, 1999. The aggregate net book value of the Company's premises and equipment, on a consolidated basis was $5.4 million at December 31, 1999.

                                                  Lease
Location                       Opening Date  Expiration Date   Net Book Value
--------                       ------------  ----------------  --------------

   Main Office:
   825 Central Avenue             1973            N/A            $1,042,286
   Fort Dodge, Iowa

   Branch Offices:
   201 South 25th Street          1977            N/A            $  237,037
   Fort Dodge, Iowa

   404 Lincolnway                 1977            N/A            $  529,970
   Nevada, Iowa

   107 Main Street                1977            N/A            $  368,051
   Ames, Iowa

   1111-141st Street              1999            N/A            $  946,903
   Perry, Iowa

   321 North Third Street         1953            N/A            $  578,092
   Burlington, Iowa

   1010 North Roosevelt           1975            N/A            $  329,675
   Burlington, Iowa

   102 South Main                 1991            N/A            $  235,414
   Mount Pleasant, Iowa

   First Iowa Offices:
   805 Central Avenue             1982            2001 (1)       $   42,464
   Fort Dodge, Iowa

   814 8th Street                 1996            2003 (2)       $   15,424
   Boone, Iowa

   200 1st Street South           1996            2003 (2)       $    8,011
   Newton, Iowa

   First Iowa Mortgage Office:    1998            2003           $   30,110
   415 South Duff
   Ames, Iowa

   Construction in Process:
   316 South Duff                  N/A             N/A           $  992,660
   Ames, Iowa

      _____________________
(1)  Does not include option to renew for an additional 3 years.
(2)  Does not include option to renew for an additional 5 years.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     The information required by this Item is incorporated herein by reference to page 65 of the Company's 1999 Annual Report to Shareholders under the heading "Shareholder Information," which section is included in Exhibit 13.1 to this Report.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and Notes thereto presented elsewhere in this Annual Report on Form 10-K.

                                                        At  December 31, (11)
                                        -----------------------------------------------------
                                          1999       1998       1997       1996       1995
                                        ---------  ---------  ---------  ---------  ---------
                                                           (In thousands)
Selected Consolidated Financial
  Condition Data:
Total assets..........................   $367,433   $336,690   $221,954   $203,093   $179,930
Cash (noninterest-bearing)............      8,542      2,435        982        963        709
Loans receivable, net:(1)
  First mortgage loans secured
    by one- to four-family
    residences........................    161,547    145,967    114,286    106,053     93,438
  First mortgage loans secured
    by multi-family properties........     71,503     63,285     49,895     33,015     30,070
  First mortgage loans secured
    by commercial properties..........     17,470     11,168      3,724      5,068      5,650
  Consumer loans......................     36,239     33,612     23,344     21,695     18,714
                                         --------   --------   --------   --------   --------
    Total loans receivable, net.......    286,759    254,032    191,249    165,831    147,872
Investment securities(2)..............     53,820     63,084     22,279     29,577     26,156
Deposits..............................    271,031    246,690    141,124    129,722    126,672
Borrowed funds........................     55,715     38,832     28,550     22,335     21,940
Total shareholders' equity............     38,127     48,207     50,417     49,235     29,900


                                                 For the Year Ended December 31,
                                            1999      1998       1997       1996      1995
                                         --------   --------   --------   -------   --------
                                                            (In thousands)
Selected Operating Data:
Interest income.......................    $24,556    $23,602    $16,205    $15,090    $13,148
Interest expense......................     13,604     12,869      7,900      6,929      7,079
                                          -------    -------    -------    -------    -------
   Net interest income before
     provision for loan losses........     10,952     10,733      8,305      8,161      6,069
Provision for loan losses.............        120        210        240        240        250
                                          -------    -------    -------    -------    -------
   Net interest income after
     provision for loan losses........     10,832     10,523      8,065      7,921      5,819
                                          -------    -------    -------    -------    -------
Noninterest income:
     Fees and service charges.........      1,485      1,243        657        580        445
     Abstract fees....................      1,421      1,584      1,222        931        794
     Other income.....................      1,157      1,088        658        382        463
                                          -------    -------    -------    -------    -------
       Total noninterest income.......      4,063      3,915      2,537      1,893      1,702
                                          -------    -------    -------    -------    -------
Noninterest expense:
     Salaries and employee benefits...      4,026      3,482      2,209      2,004      1,681
     Premises and equipment...........        931        812        444        421        382
     Data processing..................        522        553        258        244        236
     One-time SAIF special assessment.         --         --         --        817         --
     SAIF deposit insurance
       premiums.......................        147        143         85        279        287
   Goodwill...........................        472        436         28         29         30
     Other expenses...................      2,356      2,146      1,553      1,144      1,042
                                          -------    -------    -------    -------    -------
       Total noninterest expense......      8,454      7,572      4,577      4,938      3,658
                                          -------    -------    -------    -------    -------
Income before income taxes............      6,441      6,866      6,025      4,876      3,863
Income tax expense....................      2,241      2,481      2,108      1,744      1,403
                                          -------    -------    -------    -------    -------
   Net income.........................    $ 4,200    $ 4,385    $ 3,917    $ 3,132    $ 2,460
                                          =======    =======    =======    =======    =======

                                                          At or for the Year Ended December 31,
                                                  ------------------------------------------------------
                                                     1999       1998       1997        1996       1995
                                                  ----------  --------   ---------   ---------  --------
Key Financial Ratios and Other Data:
Performance Ratios: (%)
Net interest rate spread (difference between
  average yield on interest-earning
  assets and average cost of interest-
  bearing liabilities).......................          2.86%     2.81%       2.87%       3.01%     2.75%
Net interest margin (net interest income
  as a percentage of average interest-
  earning assets)............................          3.35      3.50        4.06        4.33      3.66
Return on average assets (net income
  divided by average total assets)...........          1.21      1.35        1.86        1.62      1.45
Return on average equity (net income
  divided by average equity).................          9.51      8.73        7.94        6.30      8.54
Noninterest income to average assets.........          1.21      1.21        1.20        0.98      1.00
Efficiency ratio(3)..........................         56.30     51.69       42.21       49.11     47.07
Noninterest expense to average assets........          2.45      2.34        2.17        2.56      2.16
Net interest income after provision for
  loan losses to noninterest expenses........        128.13    138.97      176.22      160.40    159.07
Financial Condition Ratios: (%) (4)
Equity to assets at period end...............         10.38     14.32       22.72       24.24     16.62
Tangible equity to tangible assets
  at period end (5) (6)......................          8.68     12.42       22.32       23.80     16.09
Average shareholders' equity divided by
  average total assets.......................         12.77     15.52       23.38       25.73     16.99
Average tangible shareholders equity divided
  by average tangible total assets (5) (6)...         10.94     13.71       22.96       25.29     16.42
Average interest-earning assets to average
  interest-bearing liabilities...............        112.05    116.28      130.97      136.02    121.37
Asset Quality Ratios: (%) (4)
Nonaccrual loans to total net loans..........          0.07      0.38        0.08        0.11      0.12
Nonperforming assets to total assets(7)......          0.20      0.34        0.10        0.15      0.23
Allowance for loan losses as a percent of
  total loans receivable at end of period....          0.95      1.03        1.10        1.16      1.15
Allowance for loan losses to nonaccrual
  loans......................................      1,301.13    279.72    1,468.33    1,059.35    960.20
Per Share Data:
Book value per share.........................     $   16.86   $ 16.26   $   15.43   $   14.36   $  8.72
Tangible book value per share(5).............         13.83     13.79       15.09       14.01      8.39
Basic earnings per share (8).................          1.64      1.44        1.23        0.82      0.63
Diluted earnings per share (9)...............          1.60      1.40        1.21        0.82      0.63
Dividends declared per share.................          0.40      0.32        0.25        0.28      0.60
Dividend payout ratio........................          0.24      0.22        0.20        0.34      0.95
Key Financial Ratios Excluding
SAIF Assessment: (%) (10)
Return on average assets (net income divided
  by average total assets)...................          1.21%     1.35%       1.86%       1.89%     1.45%
Return on average equity (net income
  divided by average equity).................          9.51      8.73        7.94        7.34      8.54
Efficiency ratio (3).........................         56.30     51.69       42.21       40.99     47.07
Noninterest expense to average assets........          2.45      2.34        2.17        2.13      2.16
Net interest income after provision for
loan losses to noninterest expenses..........        128.13    138.97      176.22      192.21    159.07
Other Data:
Cash earnings (12)...........................     $   4,672   $ 4,821   $   3,945   $   3,161   $ 2,490
Cash earnings per share diluted (9) (12).....          1.78      1.54        1.22        0.83      0.64
Cash return on average assets (12)...........          1.35      1.49        1.87        1.64      1.47
Cash return on average equity (12)...........         10.58      9.60        7.99        6.77      8.64

_______________________
                                                       (Notes on following page)

(1) Loans receivable, net represents total loans less discounts, loans in process, net deferred loan fees and allowance for loan losses. The allowance for loan losses at December 31, 1999, 1998, 1997, 1996 and 1995 was $2.8 million, $2.7 million, $2.2 million, $2.0 million and $1.7 million, respectively.

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

(5) Tangible equity consists of stockholders' equity less goodwill and title plant. Goodwill and title plant at December 31, 1999, 1998, 1997, 1996 and 1995 was $6.8 million, $7.3 million, $1.1 million, $1.2 million and $1.1 million, respectively.

(6) Tangible assets consists of total assets less goodwill and title plant. Goodwill and title plant at December 31, 1999, 1998, 1997, 1996 and 1995 was $6.8 million, $7.3 million, $1.1 million, $1.2 million and $1.1 million, respectively.

(7) Nonperforming assets consists of nonaccrual loans, foreclosed real estate and other nonperforming assets.

(8) Basic earnings per share information is calculated by dividing net income by the weighted average number of shares outstanding. The weighted average number of shares outstanding for basic earnings per share computation for 1999, 1998, 1997, 1996 and 1995 were 2,562,940, 3,048,148, 3,184,269,
     3,818,273 and 3,919,488, respectively.

(9) Diluted earnings per share information is calculated by dividing net income by the weighted average number of shares outstanding, adjusted for the effect of dilutive potential common shares outstanding which consists of stock options granted. The weighted average number of shares outstanding for diluted earnings per share computation for 1999, 1998, 1997, 1996 and 1995 were 2,621,542, 3,132,833, 3,241,069, 3,818,273 and 3,919,488,
     respectively.

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

(12) Cash earnings excludes from net income the amortization of goodwill.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to pages 7 through 30 of the Company's 1999 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is included in Exhibit 13.1 to this Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is incorporated herein by reference to pages 12 through 14 of the Company's 1999 Annual Report to Shareholders under the heading "Discussion of Market Risk--Interest Rate Sensitivity Analysis," which section is included in Exhibit 13.1 to this Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated herein by reference to pages 31 through 63 of the Company's 1999 Annual Report to Shareholders under the headings "Independent Auditor's Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which section are included in
Exhibit 13.1 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Directors and Executive Officers of the Registrant is included under the headings "Information with Respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 28,2000, which has been filed with the SEC and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2000, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners and management is included under the headings "Principal Shareholders of the Company" and "Security Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2000, which has been filed with the SEC and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is included under the heading "Transaction with Certain Related Persons" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 28, 2000, which has been filed with the SEC and is incorporated herein by reference.
                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits

1. The consolidated balance sheets of North Central Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, equity and cash flows for the years ended December 31, 1999, 1998 and 1997, together with the related notes and the independent auditor's report of McGladrey & Pullen, LLP, independent certified public accounts.

2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.   See Exhibit Index on following page.

(b)  Reports on Form 8-K filed during the last quarter of 1999

None.

Exhibit No.                           Description
-----------                           -----------
     3.1        Articles of Incorporation of North Central Bancshares, Inc.*

     3.2        Bylaws of North Central Bancshares, Inc.*

     4.1        Federal Stock Charter of First Federal Savings Bank of Iowa*

     4.2        Bylaws of First Federal Savings Bank of Iowa*

     4.3        Specimen Stock Certificate of North Central Bancshares, Inc.*

    10.1        Employee Stock Ownership Plan of First Federal Savings Bank of Iowa and ESOP Trust
                Agreement (incorporating Amendments 1 and 2)*****

    10.2        ESOP Loan Documents, dated September 3, 1996****

    10.3        Employee Retention Agreements between First Federal Savings Bank of Iowa and certain executive officers**

    10.4        Employment Agreement between First Federal Savings Bank of Iowa and David M.
                Bradley, effective as of August 31, 1994*

    10.5        Form of Employment Agreement between First Federal Savings Bank of Iowa and David M. Bradley*

    10.6        Form of Employment Agreement between North Central Bancshares, Inc. and David M. Bradley*

    10.8        North Central Bancshares, Inc. 1996 Stock Option Plan***

    10.9        Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan*****

    13.1        Annual Report to security holders

    21.1        Subsidiaries of the Registrant*

    23.1        Consent of McGladrey & Pullen, LLP

    27.1        Financial Data Schedule

    99.1        Proxy Statement for Annual Meeting of Shareholders of North Central Bancshares, Inc. filed with the Securities and
                Exchange Commission

    99.2        Press release dated October 29, 1999 (regarding stock repurchase program)

    99.3        Press release dated November 19, 1999 (regarding declaration of dividend)

    99.4        Press release dated January 18, 2000 (regarding fourth quarter and year end 1999 earnings)

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

                                 North Central Bancshares, Inc.

Date:  March 27, 2000       /s/ David M. Bradley
                            ------------------------
                                 By: David M. Bradley
                                 Chairman, President and Chief Executive Officer

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


          Name                               Title                                        Date
          ----                               -----                                        ----
/s/ David M. Bradley                 President, Chief Executive Officer,              March 27, 2000
---------------------------
David M. Bradley                     Director, and Chairman of the Board
                                     (principal executive officer)

/s/ John L. Pierschbacher            Treasurer                                        March 27, 2000
---------------------------
John L. Pierschbacher                (principal accounting and
                                     financial officer)

/s/ Robert H. Singer, Jr.            Director                                         March 27, 2000
---------------------------
Robert H. Singer, Jr.

/s/ KaRene Egemo                     Director                                         March 27, 2000
---------------------------
KaRene Egemo

/s/ Howard A. Hecht                  Director                                         March 27, 2000
---------------------------
Howard A. Hecht

/s/ Melvin R. Schroeder              Director                                         March 27, 2000
---------------------------
Melvin R. Schroeder

/s/ Mark M. Thompson                 Director                                         March 27, 2000
---------------------------
Mark M. Thompson