Form 10-Q
period 2000-03-31
NORTH CENTRAL BANCSHARES INC
filed 2000-05-12
CIK 1005188

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[Mark One]
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Iowa                                42-1449849
               ----------------------------------------------
    (State or Other Jurisdiction of             (I.R.S. Employer
    Incorporation or Organization)           Identification Number)

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
Yes  X    No
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                           Outstanding at May 12, 2000
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                       2,052,242

                         NORTH CENTRAL BANCSHARES, INC.

                                     INDEX


                                                                        Page
Part I. Financial Information

            Item 1. Consolidated Condensed
            Financial Statements (Unaudited)                            1 to 3

            Consolidated Condensed Statements of
            Financial Condition at March 31,
            2000 (Unaudited) and December 31, 1999                      1

            Consolidated Condensed Statements of
            Income for the three months ended
            March 31, 2000 and 1999 (Unaudited)                         2

            Consolidated Condensed Statements of
            Cash Flows for the three months ended
            March 31, 2000 and 1999 (Unaudited)                         3

            Notes to Consolidated Condensed Financial
            Statements                                                  4

            Item 2. Management's Discussion and Analysis
            of Financial Condition and Results of Operations            5 to 10

            Item 3. Quantitative and Qualitative Disclosures
            About Market Risk                                           10

Part II. Other Information                                              11 & 12

            Items 1 through 6                                           11

            Signatures                                                  12

            Exhibits

                        PART 1.  FINANCIAL INFORMATION

ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                           March 31,     December 31,
                                                              2000           1999
                                                          ------------   ------------
                                                          (Unaudited)
ASSETS
Cash and due from banks:
    Interest-bearing                                      $  4,737,911   $  4,127,153
    Noninterest-bearing                                      2,244,941      8,541,525
Securities available-for-sale                               47,720,488     49,692,857
Loans receivable, net                                      294,319,524    286,759,101
Loans held for sale                                            353,260        335,564
Accrued interest receivable                                  2,049,288      2,082,598
Foreclosed real estate                                         358,815        503,150
Premises and equipment, net                                  5,621,748      5,356,097
Rental real estate                                           1,823,854      1,846,134
Title plant                                                    925,256        925,256
Goodwill                                                     5,797,308      5,915,381
Deferred taxes                                               1,017,650        921,057
Prepaid expenses and other assets                              774,410        426,772
                                                          ------------   ------------
        Total assets                                      $367,744,453   $367,432,645
                                                          ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Deposits                                              $268,916,986   $271,030,791
    Borrowed funds                                          60,686,130     55,715,289
    Advances from borrowers for taxes and insurance            789,833      1,204,025
    Dividend payable                                           257,155        226,174
    Income taxes payable                                       559,398         74,214
    Accrued expenses and other liabilities                   1,222,778      1,055,228
                                                          ------------   ------------
        Total liabilities                                  332,432,280    329,305,721
                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock ($.01 par value, authorized
      3,000,000 shares, issued and outstanding none)                --             --
    Common Stock ($.01 par value, authorized 15,500,000
      shares; issued and outstanding 4,011,057)                 40,111         40,111
    Additional paid-in capital                              38,299,070     38,278,872
    Retained earnings, substantially restricted             31,050,946     30,290,488
    Accumulated other comprehensive (loss)                  (1,184,508)      (921,138)
    Less cost of treasury stock, 2000 1,953,815 shares;
      1999 1,749,315 shares                                (32,113,363)   (28,735,925)
    Unearned shares, employee stock ownership plan            (780,083)      (825,484)
                                                          ------------   ------------
        Total stockholders' equity                          35,312,173     38,126,924
                                                          ------------   ------------
        Total liabilities and stockholders' equity        $367,744,453   $367,432,645
                                                          ============   ============

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Interest income:
    Loans receivable                                   $5,736,906   $5,099,590
    Securities and cash deposits                          793,355      867,178
                                                       ----------   ----------
                                                        6,530,261    5,966,768
                                                       ----------   ----------
Interest expense:
    Deposits                                            2,951,575    2,665,780
    Borrowed funds                                        834,356      533,735
                                                       ----------   ----------
                                                        3,785,931    3,199,515
                                                       ----------   ----------
    Net Interest Income                                 2,744,330    2,767,253
Provision for loan losses                                  30,000       30,000
                                                       ----------   ----------
Net interest income after provision for loan losses     2,714,330    2,737,253
                                                       ----------   ----------
Noninterest income:
    Fees and service charges                              353,826      361,338
    Abstract fees                                         303,774      343,473
    Mortgage banking fees                                  38,564       89,503
    Other income                                          259,120      125,935
                                                       ----------   ----------
        Total noninterest income                          955,284      920,249
                                                       ----------   ----------
Noninterest expense:
    Salaries and employee benefits                      1,042,815      973,004
    Premises and equipment                                236,921      207,334
    Data processing                                       113,429      147,932
    SAIF deposit insurance premiums                        13,825       37,415
    Goodwill amortization                                 118,073      118,070
    Other expenses                                        587,630      570,554
                                                       ----------   ----------
        Total noninterest expense                       2,112,693    2,054,309
                                                       ----------   ----------
Income before income taxes                              1,556,921    1,603,193
Provision for income taxes                                549,817      545,501
                                                       ----------   ----------
Net Income                                             $1,007,104   $1,057,692
                                                       ==========   ==========
Basic earnings per common share                        $     0.48   $     0.37
                                                       ==========   ==========
Earnings per common share--assuming dilution           $     0.47   $     0.36
                                                       ==========   ==========
Dividends declared per common share                    $    0.125   $     0.10
                                                       ==========   ==========

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         Three Months Ended
                                                                             March 31,
                                                                     --------------------------
                                                                        2000           1999
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $ 1,007,104    $ 1,057,692
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for loan losses                                             30,000         30,000
    Depreciation                                                         138,496        122,943
    Amortization and accretion                                           132,256         19,814
    Deferred taxes                                                        60,990        (59,507)
    Effect of contribution to employee stock ownership plan               71,008         83,368
    (Gain) on sale of foreclosed real estate and loans, net               (6,776)        (8,372)
    (Gain) loss on sale and disposal of equipment, net                       (30)        14,101
    Proceeds from sales of loans held for sale                         2,442,334      6,945,948
    Originations of loans held for sale                               (2,460,030)    (5,829,889)
    Change in assets and liabilities:
        Accrued interest receivable                                       33,310        (19,629)
        Prepaid expenses and other assets                               (347,638)      (111,088)
        Income taxes payable                                             485,184        603,254
        Accrued expenses and other liabilities                           167,550       (470,243)
                                                                     -----------    -----------
            Net cash provided by operating activities                  1,753,758      2,378,392
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Net (increase) decrease in loans                                  (3,868,878)     8,983,457
    Purchase of loans                                                 (3,561,000)    (9,102,362)
    Purchase of securities available-for-sale                           (148,600)    (8,441,322)
    Proceeds from maturities of securities available-for-sale          1,670,549      5,786,768
    Purchase of premises and equipment and rental real estate           (381,867)      (372,016)
    Proceeds from sale of equipment                                           30            197
    Other                                                                  5,849         (6,996)
                                                                     -----------    -----------
            Net cash (used in) investing activities                   (6,283,917)    (3,152,274)
                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net (decrease) in deposits                                        (2,113,805)      (969,010)
    (Decrease) in advances from borrowers for taxes and insurance       (414,192)      (451,356)
    Net change in short-term borrowings                                2,000,000             --
    Proceeds from other borrowed funds                                 7,000,000             --
    Payments of other borrowings                                      (4,029,159)    (1,027,670)
    Purchase of treasury stock                                        (3,377,438)      (126,122)
    Issuance of treasury stock                                            (5,409)            --
    Dividends paid                                                      (215,664)      (227,080)
                                                                     -----------    -----------
            Net cash provided by (used in) financing activities       (1,155,667)    (2,801,238)
                                                                     -----------    -----------
            Net (decrease) in cash                                    (5,685,826)    (3,575,120)
CASH
    Beginning                                                         12,668,678     15,636,876
                                                                     -----------    -----------
    Ending                                                           $ 6,982,852    $12,061,756
                                                                     ===========    ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
    Interest paid to depositors                                      $ 2,848,125    $ 2,730,040
    Interest paid on borrowings                                          814,833        533,641
    Income taxes                                                           3,641          1,754

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by the Bank's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended March 31, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,090,636 and 2,127,790, respectively. For the three month period ended March 31, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,854,867 and 2,912,166, respectively.

3.   DIVIDENDS

On February 25, 2000, the Company declared a cash dividend on its common stock, payable on April 6, 2000 to stockholders of record as of March 16, 2000, equal to $0.125 per share.

4.   COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2000 and 1999 was $743,734 and $877,698, respectively.

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


FINANCIAL CONDITION

Total assets increased $312,000, or 0.08%, to $367.7 million at March 31, 2000 compared to $367.4 million at December 31, 1999. Noninterest bearing cash decreased $6.3 million, or 73.7%, due to customer focused preparations for the Year 2000 which resulted in increases in cash as of December 31, 1999. Securities available for sale decreased $2.0 million, or 4.0%, primarily due to $1.7 million of maturities and calls and decreases in fair market value of $421,000, offset in part by purchases of $149,000. Total loans receivable, net, increased by $7.6 million from December 31, 1999, due primarily to originations of $7.6 million of first mortgage loans secured primarily by one-to-four family residences, purchases of $3.6 million of first mortgage loans secured primarily by one-to-four family and multi-family residences and originations of $5.4 million of second mortgage loans which originations and purchases were offset in part by payments and prepayments of loans (of approximately $12.1 million). Deposits decreased $2.1 million, or 0.8%, from $271.0 million at December 31, 1999 to $268.9 million at March 31, 2000, reflecting decreases primarily in certificates of deposit accounts. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, increased by $5.0 million to $60.7 million at March 31, 2000 from $55.7 million at December 31, 1999. Total stockholders' equity decreased $2.8 million, to $35.3 million at March 31, 2000 from $38.1 million at December 31, 1999. See "Capital".


CAPITAL

The Company's total stockholders' equity decreased by $2.8 million to $35.3 million at March 31, 2000 from $38.1 million at December 31, 1999, primarily due to stock repurchases, dividends declared and increases in accumulated other comprehensive losses, which were offset in part by earnings. The changes in stockholders' equity were also due to a decrease in the unearned shares from the Employee Stock Ownership Plan (the "ESOP") to $780,000 at March 31, 2000 from $825,000 at December 31, 1999, due to the release of shares by the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2000, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2000 are as follows:


                        Amount   Percentage of Assets
                       --------  ---------------------
                           (dollars in thousands)
Tangible capital:
 Capital level          $27,781                  7.69%
 Less Requirement         5,422                  1.50%
                        -------               -------
 Excess                 $22,359                  6.19%
                        =======               =======

Core capital:
 Capital level          $27,781                  7.69%
 Less Requirement        14,459                  4.00%
                        -------               -------
 Excess                 $13,322                  3.69%
                        =======               =======

Risk-based capital:
 Capital level          $30,326                 14.90%
 Less Requirement        16,278                  8.00%
                        -------               -------
 Excess                 $14,048                  6.90%
                        =======               =======

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first three months of 2000 and 1999, principal payments and repayments on loans totalled $12.1 million and $21.3 million, respectively. The proceeds from borrowed funds during the three months ended March 31, 2000 and 1999 totalled $9.0 million and none, respectively. During the first three months of 2000 and 1999, the proceeds from the maturities, calls and sales of securities totalled $1.7 million and $5.8 million, respectively. Cash provided from operating activities during the first three months of 2000 and 1999 totalled $1.8 million and $2.4 million, respectively, of which $1.0 million and $1.1 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities (including decreases in deposits). During the first three months of 2000 and 1999, the Company's gross purchases and origination of loans totalled $19.1 million and $22.3 million, respectively. The purchase of securities available for sale for the three months ended March 31, 2000 and 1999 totalled $149,000 and $8.4 million, respectively. The net decrease in deposits during the first three months of 2000 and 1999 totalled $2.1 million and $969,000, respectively. The repayment of borrowed funds during the first three months of 2000 and 1999 totalled $4.0 million and $1.0 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter of not less than four percent of either (1) the liquidity base at the end of the preceding calendar quarter, or (2) the average daily balance of the liquidity base during the preceding quarter equal to a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10%, depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At March 31, 2000, the Bank's liquidity position was $30.5 million, or 10.3%, of liquid assets, compared to $31.7 million, or 10.8%, at December 31, 1999.

Stockholders' equity totaled $35.3 million at March 31, 2000 compared to $38.1 million at December 31, 1999, reflecting the Company's earnings for the quarter, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive loss.

On January 6, 2000, the Company paid a quarterly cash dividend of $0.10 per share on common stock outstanding as of the close of business on December 20, 1999, aggregating $226,000. On February 25, 2000, the Company declared a quarterly cash dividend of $0.125 per share payable on April 6, 2000 to shareholders of record as of the close of business on March 16, 2000, aggregating $257,000.

Interest Income. Interest income increased by $563,000 to $6.5 million for the three months ended March 31, 2000 compared to $6.0 million for the three months ended March 31, 1999. The increase in interest income was primarily due to an increase in the average balance of interest earning assets, offset in part by a decrease in the average yield on average assets. The average balance of interest earning assets increased $32.6 million (primarily due to first mortgage and consumer loans, offset by a decrease in interest earning cash) to $349.4 million for the three months ended March 31, 2000 from $316.8 million for the three months ended March 31, 1999. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by multi-family, one-to four-family residential loans and commercial real estate, which were offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in interest bearing cash was used to fund asset growth. The impact of this increase in the average balance of interest earning assets was offset in part by a decrease in the average yields. The yields on interest earning assets decreased from 7.56% for the three months ended March 31, 1999 to 7.49% for the three months ended March 31, 2000. The decrease in average yields was due primarily to a decrease in the average yield on loans offset in part by an increase in the average yield on interest earning cash. The yields on loans declined due to lower market interest rates over the past twelve months. The yield on interest earning cash increased due to an increase in short term interest rates as of March 31, 2000 as compared to March 31, 1999.

Interest Expense. Interest expense increased by $586,000 to $3.8 million for the three months ended March 31, 2000 compared to $3.2 million for the three months ended March 31, 1999. The increase in interest expense was primarily due to an increase in the average balance of interest bearing liabilities and an increase in the average cost of interest bearing liabilities. The average balance of interest bearing liabilities increased $40.3 million (primarily due to certificates of deposit and borrowed funds) to $319.4 million for the three months ended March 31, 2000 from $279.1 million for the three months ended March 31, 1999. The increase in certificates of deposit was primarily due to an increase in the deposits of public funds. The increase in borrowed funds was due to the borrowing of funds in part to fund the corresponding asset growth and stock repurchases. The average cost of interest bearing liabilities increased to 4.74% for the three months ended March 31, 2000 from 4.64% for the three months ended March 31, 1999. The increase in the average cost of interest bearing liabilities was due primarily to an increase in the average cost of borrowed funds resulting from the increase in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses decreased by $23,000 to $2.744 million for the three months ended March 31, 2000 from $2.767 million for the three months ended March 31, 1999. The decrease is primarily due to the decrease in the interest rate spread, offset by increases in the average interest earning assets over the increases in average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.75% for the three months ended March 31, 2000 from 2.92% for the three months ended March 31, 1999.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended March 31, 2000 and 1999, respectively.

                                                                  For Three Months Ended March 31,
                                                --------------------------------------------------------------------
                                                              2000                                1999
                                                --------------------------------    --------------------------------
                                                Average                Average      Average                Average
                                                Balance    Interest   Yield/Cost    Balance    Interest   Yield/Cost
                                                --------   --------   ----------    --------   --------   ----------
                                                                       (Dollars in thousands)
Assets:
    Interest-earning assets:
        Loans ..............................    $294,708    $5,736        7.79%     $254,270    $5,100        8.04%
        Securities available for sale ......      50,379       736        5.84        50,428       730        5.86
        Interest bearing cash ..............       4,297        58        5.36        12,099       137        4.60
                                                --------    ------      ------      --------    ------      ------
            Total interest-earning assets ..     349,384    $6,530        7.49%      316,797    $5,967        7.56%
                                                            ------      ------                  ------      ------
    Noninterest-earning assets .............      17,841                              17,430
                                                --------                            --------
            Total assets ...................    $367,225                            $334,227
                                                ========                            ========
Liabilities and Equity:
    Interest-bearing liabilities:
        NOW and money market savings .......    $ 46,751    $  247        2.12%     $ 50,825    $  276        2.20%
        Passbook savings ...................      25,952       130        2.01        26,570       148        2.26
        Certificates of deposit ............     189,738     2,575        5.44       163,572     2,242        5.56
        Borrowed funds .....................      56,952       834        5.80        38,150       534        5.60
                                                --------    ------      ------      --------    ------      ------
    Total interest-bearing liabilities .....     319,393    $3,786        4.74%      279,117    $3,200        4.64%
                                                            ------      ------                  ------      ------
    Noninterest-bearing liabilities ........      11,009                               6,522
                                                --------                            --------
            Total liabilities ..............     330,402                             285,639
    Equity .................................      36,823                              48,635
                                                --------                            --------
            Total liabilities and equity ...    $367,225                            $334,227
                                                ========                            ========
Net interest income ........................                $2,744                              $2,767
                                                            ======                              ======
Net interest rate spread ...................                              2.75%                               2.92%
                                                                        ======                              ======
Net interest margin ........................                              3.14%                               3.49%
                                                                        ======                              ======
Ratio of average interest-earning assets
  to average interest-bearing liabilities ..                            109.39%                             113.50%
                                                                        ======                              ======


Provision for Loan Losses. The Company's provision for loan losses was $30,000 each of the three months ended March 31, 2000 and 1999, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multifamily and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $18,000 for the three months ended March 31, 2000 as compared to net charge offs of $2,000 for the three months ended March 31, 1999. The resulting allowance for loan losses was $2.8 million at March 31, 2000 as compared to $2.8 million at December 31, 1999 and $2.7 million at March 31, 1999. The level of nonperforming loans increased to $762,000 at March 31, 2000 from $213,000 at December 31, 1999 and from $291,000 at March 31, 1999.
Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $35,000 to $955,000 for the three months ended March 31, 2000 from $920,000 for the three months ended March 31, 1999. The increase is due to increases in other income, offset in part by decreases in abstract fees and mortgage banking income. Other income increased $133,000, primarily due to increases in revenues from the sale of insurance, annuities and mutual funds. Abstract fees decreased $40,000 due to decreased sales volume. Sales volume decreased in part due to a general decline in real estate activity. Mortgage banking income decreases by $51,000 due to a decrease in loan originations.

Noninterest Expense. Total noninterest expense increased by $58,000 to $2.113 million for the three months ended March 31, 2000 from $2.054 million for the three months ended March 31, 1999. The increase is primarily due to increases in salaries and employee benefits, premises and equipment, offset in part by decreases in data processing and SAIF deposit insurance premiums. The increase in salaries and employee benefits was primarily a result of normal salary increases, increased personnel due to the opening of a branch in Perry, Iowa, an increase in the number of employees, offset by decreases as a result of expenses associated with the employee stock ownership plan. The increases in premises and equipment were primarily due to an increase in depreciation expense relating primarily to the opening of a branch office in Perry, Iowa and normal cost increases. The decreases in data processing expense were due primarily to the Bank signing a new multi year data processing contract in 1999 and costs associated with the Year 2000 issues incurred in 1999. The decrease in the SAIF deposit insurance premium was primarily due to lower SAIF deposit premium rates. The Company's efficiency ratio for the three months ended March 31, 2000 and
1999 were 57.11% and 55.71%, respectively.   The Company's ratio of noninterest
expense to average assets for the three months ended March 31, 2000 and 1999 were 2.30% and 2.46%, respectively.

Income Taxes. Income taxes increased by $4,000 to $550,000 for the three months ended March 31, 2000 as compared to $546,000 for the three months ended March 31, 1999.

Net Income. Net income totaled $1.0 million for the three months ended March 31, 2000, compared to $1.1 million for the same period in 1999.


IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "GLB Act"), which among other things, established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historic restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers,
(ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institutions' compliance with the Community Reinvestment Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

The GLB Act also restricts the powers of new unitary savings and loan holding companies. Unitary savings and loan holding companies that are "grandfathered," i.e., unitary savings and loan holding companies in existence, or with applications filed with the OTS, on or before May 4, 1999, such as the Company, retain their authority under prior law to engage in any type of commercial or other non-financial activity so long as their thrift subsidiary meets in the Qualified Thrift Lender test. All other unitary savings and loan holding companies are limited to financially related activities permissible for bank holding companies, as defined under the GLB ACT. The GLB Act also prohibits non-financial companies from acquiring grandfathered unitary savings and loan holding companies.

Further, the new law requires financial institutions to disclose (a) on ATM machines any non-customer fees and (b) to their customers upon the issuance of an ATM card any fees that may be imposed by the institutions on ATM users. For older ATMs, the new law gives financial institutions until December 31, 2004 to provide such notices.

The OTS has recently proposed regulations implementing the privacy protection provisions of the GLB Act. The proposed regulations would require each financial institution to adopt procedures to protect customers' and consumers' nonpublic personal information. The Bank would be required to disclose its privacy policy, including identifying with whom the Bank shares "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank would be required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties.

The GLB Act also provides for the ability of each state to enact legislation that is more protective of consumers' personal information. Currently, there are no privacy bills pending in the Iowa legislature. If any such bills are considered by the Iowa legislature, we cannot predict what impact, if any, these bills would have.

Under the GLB Act, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

Management does not believe that the new law will have a material adverse affect upon the Company's operations in the near-term. However, to the extent that the new law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This type of consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets that the Company currently serves.


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk from December 31, 1999 as reported in Item 7A of the Form 10-K.

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

Exhibit 99.1 Press Release, dated January 28, 2000 (regarding the completion of a stock repurchase program).

Exhibit 99.2 Press Release, dated February 25, 2000 (regarding the declaration of a dividend).

Exhibit 99.3 Press Release, dated March 6, 2000 (regarding completion of stock repurchase program)

Exhibit 99.4 Press Release, dated March 31, 2000 (regarding stock repurchase program)

Exhibit 99.5 Press Release, dated April 24, 2000 (regarding the issuance of limited financial information for the three months ended March 31, 2000).

 (b) Reports of Form 8-K

 None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NORTH CENTRAL BANCSHARES, INC.

DATE: May 12, 2000            BY:  /s/ David M. Bradley


                                   David M. Bradley,
                                   Chairman, President and
                                   Chief Executive Officer


DATE: May 12, 2000            BY:  /s/ John L. Pierschbacher



                                   John L. Pierschbacher, CPA
                                   Principal Financial Officer