Form 10-Q
period 2000-06-30
NORTH CENTRAL BANCSHARES INC
filed 2000-08-14
CIK 1005188

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                   ----------------------------------------

                                   FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number 0-27672

                        NORTH CENTRAL BANCSHARES, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                   Iowa                                   42-1449849
      --------------------------------------------------------------------
      (State or Other Jurisdiction of                 (I. R. S. Employer
      Incorporation or Organization)                Identification Number)

              825 Central Avenue          Fort Dodge, Iowa 50501
              --------------------------------------------------
                   (Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code:#(515)576-7531

                                     None
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at August 7, 2000
--------------------------------------------------------------------------------

Common Stock, $.01 par value                                 2,017,242

                         NORTH CENTRAL BANCSHARES, INC.

                                     INDEX


                                                                               Page

Part I.  Financial Information
               Item 1.   Consolidated Condensed
               Financial Statements (Unaudited)                                1 to 3

               Consolidated Condensed Statements of
               Financial Condition at June 30, 2000
               (Unaudited) and December 31, 1999                               1

               Consolidated Condensed Statements of
               Income for the three and six months ended
               June 30, 2000 and 1999 (Unaudited)                              2

               Consolidated Condensed Statements of
               Cash Flows for the six months ended
               June 30, 2000 and 1999 (Unaudited)                              3

               Item 1.  Notes to Consolidated Condensed Financial
               Statements                                                      4

               Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations                5 to 11

               Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                               11

Part II.       Other Information                                               12 to 14

               Items 1 through 6                                               12 & 13

               Signatures                                                      14

               Exhibits

                         PART 1.  FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                             June 30,     December 31,
ASSETS                                                         2000           1999
                                                           ------------   -------------
                                                           (Unaudited)
Cash and due from banks:
 Interest-bearing                                          $  8,953,337    $  4,127,153
 Noninterest-bearing                                          2,471,759       8,541,525
Securities available-for-sale                                44,902,832      49,692,857
Loans receivable, net                                       307,350,210     286,759,101
Loans held for sale                                             547,881         335,564
Accrued interest receivable                                   2,122,152       2,082,598
Foreclosed real estate                                          309,292         503,150
Premises and equipment, net                                   6,200,726       5,356,097
Rental real estate                                            1,801,575       1,846,134
Title plant                                                     925,256         925,256
Goodwill                                                      5,679,235       5,915,381
Deferred taxes                                                  959,413         921,057
Prepaid expenses and other assets                               592,009         426,772
                                                           ------------    ------------

 Total assets                                              $382,815,677    $367,432,645
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits                                                  $265,841,506    $271,030,791
 Borrowed funds                                              78,652,488      55,715,289
 Advances from borrowers for taxes and insurance              1,131,036       1,204,025
 Dividend payable                                               254,030         226,174
 Income taxes payable                                            39,927          74,214
 Accrued expenses and other liabilities                       1,203,857       1,055,228
                                                           ------------    ------------
  Total liabilities                                         347,122,844     329,305,721
                                                           ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock ($.01 par value, authorized 3,000,000 shares,
   issued and outstanding none)                                      --              --
 Common stock ($.01 par value, authorized 15,500,000 shares;
   issued and outstanding 4,011,057)                             40,111          40,111
 Additional paid-in capital                                  38,319,937      38,278,872
 Retained earnings, substantially restricted                 31,812,366      30,290,488
 Accumulated other comprehensive (loss)                      (1,047,943)       (921,138)
 Less cost of treasury stock, 2000 1,993,815
   shares; 1999 1,749,315 shares                            (32,696,488)    (28,735,925)
 Unearned shares, employee stock ownership plan                (735,150)       (825,484)
                                                            -----------    ------------
   Total stockholders' equity                                35,692,833      38,126,924
                                                           ------------    ------------

   Total liabilities and stockholders' equity              $382,815,677    $367,432,645
                                                           ============    ============

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                      June 30

                                                           2000         1999         2000              1999
                                                        ----------   ----------   -----------       -----------
Interest income:
 Loans receivable                                       $5,972,166   $5,166,931   $11,709,072       $10,266,521
 Securities and cash deposits                              759,024      837,791     1,552,379         1,704,969
                                                        ----------   ----------   -----------       -----------
                                                         6,731,190    6,004,722    13,261,451        11,971,490
                                                        ----------   ----------   -----------       -----------
Interest expense:
 Deposits                                                2,998,314    2,685,510     5,949,889         5,351,290
 Borrowed funds                                          1,032,173      549,719     1,866,529         1,083,454
                                                        ----------   ----------   -----------       -----------
                                                         4,030,487    3,235,229     7,816,418         6,434,744
                                                        ----------   ----------   -----------       -----------

 Net Interest Income                                     2,700,703    2,769,493     5,445,033         5,536,746

Provision for loan losses                                   30,000       30,000        60,000            60,000
                                                        ----------   ----------   -----------       -----------

Net interest income after provision for loan losses      2,670,703    2,739,493     5,385,033         5,476,746
                                                        ----------   ----------   -----------       -----------

Noninterest income:
 Fees and service charges                                  380,361      334,015       734,187           695,353
 Abstract fees                                             353,976      382,683       657,750           726,156
 Mortgage banking fees                                      34,026      106,088        72,590           195,590
 Gain on sale of securities available for sale, net            - -       31,989           - -            31,989
 Other income                                              183,412      200,106       442,532           326,042
                                                        ----------   ----------   -----------       -----------

    Total noninterest income                               951,775    1,054,881     1,907,059         1,975,130
                                                        ----------   ----------   -----------       -----------

Noninterest expense:
 Salaries and employee benefits                            992,199    1,006,980     2,035,014         1,979,984
 Premises and equipment                                    244,534      215,630       481,455           422,964
 Data processing                                           116,107      149,183       229,536           297,115
 SAIF deposit insurance premiums                            14,109       36,233        27,934            73,648
 Goodwill amortization                                     118,072      118,075       236,145           236,145
 Other expenses                                            624,914      631,202     1,212,544         1,201,756
                                                        ----------   ----------   -----------       -----------

    Total noninterest expense                            2,109,935    2,157,303     4,222,628         4,211,612
                                                        ----------   ----------   -----------       -----------

Income before income taxes                               1,512,543    1,637,071     3,069,464         3,240,264

Provision for income taxes                                 507,780      563,126     1,057,597         1,108,627
                                                        ----------   ----------   -----------       -----------

Net Income                                              $1,004,763   $1,073,945   $ 2,011,867       $ 2,131,637
                                                        ==========   ==========   ===========       ===========

Basic earnings per common share                         $     0.51   $     0.39   $      0.99       $      0.76
                                                        ==========   ==========   ===========       ===========

Earnings per common share- assuming dilution            $     0.50   $     0.38   $      0.98       $      0.75
                                                        ==========   ==========   ===========       ===========

Dividends declared per common share                     $    0.125   $     0.10   $      0.25       $      0.20
                                                        ==========   ==========   ===========       ===========

Comprehensive income                                    $1,141,328   $  512,458   $ 1,885,062       $ 1,390,128
                                                        ==========   ==========   ===========       ===========



 See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                             2000           1999
                                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                           $  2,011,867   $  2,131,637
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                                 60,000         60,000
 Depreciation                                                                             283,842        255,848
 Amortization and accretion                                                               289,019        249,187
 Deferred taxes                                                                            37,994        (91,514)
 Effect of contribution to employee stock ownership plan                                  136,808        168,682
 (Gain) on sale of foreclosed real estate and loans, net                                  (26,995)       (19,220)
 (Gain) on sale of securities available for sale                                              - -        (31,989)
 Loss on impairment and disposal of equipment and premises, net                            29,820         14,061
 Proceeds from sales of loans held for sale                                             4,471,928     12,204,081
 Originations of loans held for sale                                                   (4,684,245)   (11,765,180)
 Change in assets and liabilities:
   Accrued interest receivable                                                            (39,554)       (97,836)
   Prepaid expenses and other assets                                                     (165,237)      (166,578)
   Income taxes payable                                                                   (34,287)       (65,333)
   Accrued expenses and other liabilities                                                 148,629        (66,589)
                                                                                     ------------   ------------

       Net cash provided by operating activities                                        2,519,589      2,779,257
                                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in loans                                                      (9,874,897)     8,609,698
 Purchase of loans                                                                    (10,556,370)   (19,044,921)
 Proceeds from sales of securities available-for-sale                                         - -        146,625
 Purchase of securities available-for-sale                                               (896,600)   (13,657,719)
 Proceeds from maturities of securities available-for-sale                              5,433,590     11,170,300
 Purchase of premises and equipment and rental real estate                             (1,113,912)    (1,678,312)
 Proceeds from sale of equipment                                                              180            237
 Other                                                                                     (1,982)          (626)
                                                                                     ------------   ------------

      Net cash (used in) investing activities                                         (17,009,991)   (14,454,718)
                                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                   (5,189,285)    10,056,994
 (Decrease) in advances from borrowers for taxes and insurance                            (72,989)        (4,597)
 Net change in short-term borrowings                                                   17,000,000      3,500,000
 Proceeds from other borrowed funds                                                    15,000,000      1,000,000
 Payments of other borrowings                                                          (9,062,801)    (3,059,764)
 Purchase of treasury stock                                                            (3,960,563)    (5,503,372)
 Issuance of treasury stock                                                                (5,409)           - -
 Dividends paid                                                                          (462,133)      (512,294)
                                                                                     ------------   ------------

      Net cash provided by financing activities                                        13,246,820      5,476,967
                                                                                     ------------   ------------

      Net (decrease) in cash                                                           (1,243,582)    (6,198,494)

CASH
 Beginning                                                                             12,668,678     15,636,876
                                                                                     ------------   ------------
 Ending                                                                              $ 11,425,096   $  9,438,382
                                                                                     ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
 Interest paid to depositors                                                         $  5,900,010   $  5,441,405
 Interest paid on borrowings                                                            1,816,408      1,083,642
 Income taxes                                                                           1,053,890      1,265,475

ITEM 1.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended June 30, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,966,800 and 1,995,014, respectively. For the six month period ended June 30, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,028,718 and 2,061,402, respectively. For the three month period ended June 30, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,728,666 and 2,791,482, respectively. For the six month period ended June 30, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,788,780 and 2,848,838, respectively.

3.   DIVIDENDS

On May 26, 2000, the Company declared a cash dividend on its common stock, payable on July 6, 2000 to stockholders of record as of June 16, 2000, equal to $0.125 per share.

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

FINANCIAL CONDITION

Total assets increased $15.4 million, or 4.2%, to $382.8 million at June 30, 2000 compared to $367.4 million at December 31, 1999. Noninterest bearing cash decreased $6.1 million, or 71.1%, due to customer focused preparations for the Year 2000 which resulted in increases in cash as of December 31, 1999. Interest bearing cash increased $4.8 million, or 116.9%, primarily due to seasonal fluctuations. Securities available for sale decreased $4.8 million, or 9.6%, primarily due to $5.4 million of maturities and calls and decreases in fair market value of $203,000, offset in part by purchases of $897,000 of such securities. Total loans receivable, net, increased by $20.6 million to $307.4 million from December 31, 1999, due primarily to originations of $20.4 million of first mortgage loans secured primarily by one-to four-family residences, purchases of $10.6 million of first mortgage loans secured primarily by one-to four-family, multi-family residences and commercial real estate and originations of $11.5 million of second mortgage loans. These originations and purchases were offset in part by payments and prepayments of loans of approximately $26.3 million. Total deposits decreased $5.2 million, or 1.9%, from $271.0 million at December 31, 1999 to $265.8 million at June 30, 2000, reflecting decreases primarily in certificates of deposit accounts, offset in part by increases in the deposits of certain public funds. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, increased by $22.9 million to $78.7 million at June 30, 2000 from $55.7 million at December 31, 1999. Total stockholders' equity decreased $2.4 million, to $35.7 million at June 30, 2000 from $38.1 million at December 31, 1999. See "Capital."

CAPITAL

The Company's total stockholders' equity decreased by $2.4 million to $35.7 million at June 30, 2000 from $38.1 million at December 31, 1999, primarily due to stock repurchases and dividends declared, which were offset in part by earnings. The changes in stockholders' equity were also due to an increase in the accumulated other comprehensive losses and a decrease in the unearned shares from First Federal Savings Bank of Iowa's Employee Stock Ownership Plan (the "ESOP") to $735,000 at June 30, 2000 from $825,000 at December 31, 1999. The decrease in unearned shares resulted from the release of shares by the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 2000, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2000 were as follows:


                        Amount   Percentage of Assets
                       --------  ---------------------
                           (dollars in thousands)
Tangible capital:
 Capital level          $28,089                  7.46%
 Less Requirement         5,651                  1.50%
                        -------                 -----
 Excess                 $22,438                  5.96%
                        =======                 =====

Core capital:
 Capital level          $28,089                  7.46%
 Less Requirement        15,069                  4.00%
                        -------                 -----
 Excess                 $13,020                  3.46%
                        =======                 =====

Risk-based capital:
 Capital level          $30,761                 14.39%
 Less Requirement        17,096                  8.00%
                        -------                 -----
 Excess                 $13,665                  6.39%
                        =======                 =====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first six months of 2000 and 1999, principal payments and repayments on loans totalled $26.3 million and $40.5 million, respectively. The net increase in deposits during the first six months of 1999 totalled $10.1 million. The proceeds from borrowed funds during the six months ended June 30, 2000 and 1999 totalled $15.0 million and $1.0 million, respectively. The net change in short-term borrowings during the six months ended June 30, 2000 and 1999 totalled $17.0 million and $3.5 million, respectively. During the first six months of 2000 and 1999, the proceeds from the maturities, calls and sales of securities totalled $5.4 million and $11.3 million, respectively. Cash provided from operating activities during the first six months of 2000 and 1999 totalled $2.5 million and $2.8 million, respectively, of which $2.0 million and $2.1 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities (including decreases in deposits). During the first six months of 2000 and 1999, the Company's gross purchases and origination of loans totalled $47.5 million and $52.5 million, respectively. The purchase of securities available for sale for the six months ended June 30, 2000 and 1999 totalled $897,000 and $13.7 million, respectively. The net decrease in deposits during the first six months of 2000 totalled $5.2 million. The repayment of borrowed funds during the first six months of 2000 and 1999 totalled $9.1 million and $3.1 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter of not less than four percent of either (1) the liquidity base at the end of the preceding calendar quarter, or (2) the average daily balance of the liquidity base during the preceding quarter equal to a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flows of member institutions. The liquidity requirement is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At June 30, 2000, the Bank's liquidity position was $32.0 million, or 10.5%, of liquid assets, compared to $31.7 million, or 10.8%, at December 31, 1999.

Stockholders' equity totaled $35.7 million at June 30, 2000 compared to $38.1 million at December 31, 1999, reflecting the Company's earnings, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive loss. The Company repurchased 40,000 shares of common stock during the three months ended June 30, 2000 at an average price of $14.58.

On April 6, 2000, the Company paid a quarterly cash dividend of $0.125 per share on common stock outstanding as of the close of business on March 16, 2000, aggregating $257,000. On May 26, 2000, the Company declared a quarterly cash dividend of $0.125 per share payable on July 6, 2000 to shareholders of record as of the close of business on June 16, 2000, aggregating $254,000.

Interest Income. Interest income increased by $726,000 to $6.7 million for the three months ended June 30, 2000 compared to $6.0 million for the three months ended June 30, 1999. The increase in interest income was primarily due to an increase in the average balance of interest earning assets and the average yield on average assets. The average balance of interest earning assets increased $35.8 million to $355.8 million for the three months ended June 30, 2000 from $320.1 million for the three months ended June 30, 1999. This increase was primarily due to first mortgage and consumer loans, offset by a decrease in securities available for sale and interest earning cash. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by multi-family, one-to four-family residential loans and commercial real estate, which were offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale and interest bearing cash reflects funds used for asset growth. The yield on interest earning assets increased to 7.57% for the three months ended June 30, 2000 from 7.51% for the three months ended June 30, 1999. The increase in average yields was due primarily to an increase in the average balance of loans as compared to the average balance of interest bearing assets and an increase in the average yield on interest bearing cash, offset in part by a decrease in the average yield on loans. The average yield on loans decreased from 7.92% for the three months ended June 30, 1999 to 7.85% for the three months ended June 30, 2000. The average yield on interest earning cash increased to 5.95% for the three months ended June 30, 2000 from 4.47% for the three months ended June 30, 1999. The average yield on interest earning cash reflects an increase in short term interest rates as of June 30, 2000 as compared to June 30, 1999.

Interest income increased by $1.3 million to $13.3 million for the six months ended June 30, 2000 compared to $12.0 million for the six months ended June 30, 1999. The increase in interest income was primarily due to an increase in the average balance of interest earning assets and the average yield on average assets. The average balance of interest earning assets increased $33.9 million to $352.3 million for the six months ended June 30, 2000 from $318.4 million for the six months ended June 30, 1999. This increase was primarily due to first mortgage and consumer loans, offset by a decrease in securities available for sale and interest earning cash. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by multi-family, one-to four-family residential loans and commercial real estate, which were offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale and interest bearing cash reflects funds used for asset growth. The average yield on interest earning assets increased to 7.54% for the six months ended June 30, 2000 from 7.53% for the six months ended June 30, 1999. The increase in average yield was due primarily to an increase in the average balance of loans as compared to the average balance of interest bearing assets and an increase in the average yield on interest bearing cash, offset in part by a decrease in the average yield on loans. The average yield on loans decreased from 7.98% for the six months ended June 30, 1999 to 7.83% for the six months ended June 30, 2000. The average yield on interest earning cash increased to 5.65% for the six months ended June 30, 2000 from 4.55% for the six months ended June 30, 1999. The average yield on interest earning cash reflects an increase in short term interest rates as of June 30, 2000 as compared to June 30, 1999.

Interest Expense. Interest expense increased by $795,000 to $4.0 million for the three months ended June 30, 2000 compared to $3.2 million for the three months ended June 30, 1999. The increase in interest expense was primarily due to an increase in the average balance of interest bearing liabilities and an increase in the average cost of interest bearing liabilities. The average balance of interest bearing liabilities increased $44.1 million to $329.0 million for the three months ended June 30, 2000 from $284.9 million for the three months ended June 30, 1999. This increase was primarily due to certificates of deposit and borrowed funds, offset by a decrease in NOW, money market and savings accounts. The increase in certificates of deposit was primarily due to an increase in the deposits of public funds, while the increase in borrowed funds was due to the borrowing of funds in part to fund the corresponding asset growth and stock repurchases. The average cost of interest bearing liabilities increased to 4.90% for the three months ended June 30, 2000 from 4.54% for the three months ended June 30, 1999. The increase in the average cost of interest bearing liabilities was due primarily to an increase in the average cost of certificates of deposits and borrowed funds resulting from the increase in market interest rates.

Interest expense increased by $1.4 million to $7.8 million for the six months ended June 30, 2000 compared to $6.4 million for the six months ended June 30, 1999. The increase in interest expense was primarily due to an increase in the average balance of interest bearing liabilities and an increase in the average cost of interest bearing liabilities. The average balance of interest bearing liabilities increased $42.2 million to $324.2 million for the six months ended June 30, 2000 from $282.0 million for the six months ended June 30, 1999. This increase was primarily due to increases in certificates of deposit and borrowed funds, offset in part by decreases in NOW, money market and savings accounts The increase in certificates of deposit was primarily due to an increase in the deposits of public funds. The increase in borrowed funds was due to the borrowing of funds in part to fund the corresponding asset growth and stock repurchases. The average cost of interest bearing liabilities increased to 4.82% for the six months ended June 30, 2000 from 4.59% for the six months ended June 30, 1999. The increase in the average cost of interest bearing liabilities was due primarily to an increase in the average cost of certificates of deposits and borrowed funds resulting from the increase in market interest rates.

Net Interest Income. Net interest income before the provision for loan losses decreased by $69,000 to $2,701,000 for the three months ended June 30, 2000 from $2,769,000 for the three months ended June 30, 1999. The decrease is primarily due to a decrease in the interest rate spread and a decrease in the ratio of the average interest earning assets to the average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.67% for the three months ended June 30, 2000 from 2.97% for the three months ended June 30, 1999.

Net interest income before the provision for loan losses decreased by $92,000 to $5,445,000 for the six months ended June 30, 2000 from $5,537,000 for the six months ended June 30, 1999. The decrease is primarily due to a decrease in the interest rate spread and a decrease in the ratio of the average interest earning assets to the average interest bearing liabilities. The interest rate spread decreased to 2.72% for the six months ended June 30, 2000 from 2.94% for the six months ended June 30, 1999.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and six month periods ended June 30, 2000 and 1999, respectively.

                                                              For the Three Months Ended June 30,
                                               ------------------------------------------------------------------
                                                             2000                              1999
                                               ------------------------------------------------------------------
                                                Average             Average       Average              Average
                                                Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                               --------   --------  ----------   ---------  --------  ----------
                                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
     Loans..................................    $304,360    $5,972        7.85%   $261,015    $5,167        7.92%
     Securities available for sale..........      47,341       697        5.89      51,726       755        5.86
     Interest bearing cash..................       4,146        62        5.95       7,317        82        4.47
                                                --------    ------      ------    --------    ------      ------
       Total interest-earning assets........     355,847    $6,731        7.57%    320,058    $6,004        7.51%
                                                            ------      ------                ------      ------
   Noninterest-earning assets...............      18,201                            16,877
                                                --------                          --------
       Total assets.........................    $374,048                          $336,935
                                                ========                          ========

Liabilities and Equity:
   Interest-bearing liabilities:
     NOW and money market savings...........    $ 46,324    $  259        2.25%   $ 52,324    $  277        2.12%
     Passbook savings.......................      25,783       129        2.01      27,320       137        2.01
     Certificates of deposit................     189,009     2,610        5.54     166,811     2,271        5.46
     Borrowed funds.........................      67,904     1,032        6.01      38,485       550        5.65
                                                --------    ------      ------    --------    ------      ------
   Total interest-bearing liabilities.......     329,020    $4,030        4.90%    284,940    $3,235        4.54%
                                                            ------      ------                ------      ------

   Noninterest-bearing liabilities..........       9,365                             5,269
                                                --------                          --------
       Total liabilities....................     338,385                           290,209
   Equity...................................      35,663                            46,726
                                                --------                          --------
       Total liabilities and equity.........    $374,048                          $336,935
                                                ========                          ========

Net interest income.........................                $2,701                            $2,769
                                                            ======                            ======
Net interest rate spread....................                              2.67%                             2.97%
                                                                        ======                            ======
Net interest margin.........................                              3.04%                             3.46%
                                                                        ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities.....                            108.15%                           112.32%
                                                                        ======                            ======

                                                               For the Six Months Ended June 30,
                                               ------------------------------------------------------------------
                                                             2000                             1999
                                               ------------------------------------------------------------------
                                                Average              Average      Average              Average
                                                Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                               --------   --------  ----------   ---------  --------  ----------
                                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
     Loans..................................    $299,221   $11,709        7.83%   $257,642   $10,267        7.98%
     Securities available for sale..........      48,860     1,433        5.87      51,077     1,486        5.86
     Interest bearing cash..................       4,238       119        5.65       9,708       219        4.55
                                                --------   -------      ------    --------   -------      ------
       Total interest-earning assets........     352,319   $13,261        7.54%    318,427   $11,972        7.53%
                                                           -------      ------               -------      ------
   Noninterest-earning assets...............      18,317                            17,154
                                                --------                          --------
       Total assets.........................    $370,636                          $335,581
                                                ========                          ========

Liabilities and Equity:
   Interest-bearing liabilities:
     NOW and money market savings...........    $ 46,537       507        2.19%   $ 51,574   $   553        2.16%
     Passbook savings.......................      25,868       259        2.01      26,945       285        2.14
     Certificates of deposit................     189,374     5,184        5.49     165,192     4,513        5.51
     Borrowed funds.........................      62,428     1,866        5.91      38,317     1,084        5.62
                                                --------   -------      ------    --------   -------      ------
   Total interest-bearing liabilities.......     324,207   $ 7,816        4.82%    282,028   $ 6,435        4.59%
                                                           -------      ------               -------      ------

   Noninterest-bearing liabilities..........      10,186                             5,896
                                                --------                          --------
       Total liabilities....................     334,393                           287,924
   Equity...................................      36,243                            47,657
                                                --------                          --------
       Total liabilities and equity.........    $370,636                          $335,581
                                                ========                          ========

Net interest income.........................               $ 5,445                           $ 5,537
                                                           =======                           =======
Net interest rate spread....................                              2.72%                             2.94%
                                                                        ======                            ======
Net interest margin.........................                              3.09%                             3.48%
                                                                        ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities.....                            108.67%                           112.91%
                                                                        ======                            ======

Provision for Loan Losses. The Company's provision for loan losses was $30,000 and $60,000 for each of the three and six months ended June 30, 2000 and 1999, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multi-family and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $37,000 for the six months ended June 30, 2000 as compared to net charge offs of $4,000 for the six months ended June 30, 1999. The resulting allowance for loan losses was $2.8 million at June 30, 2000 as compared to $2.8 million at December 31, 1999 and $2.7 million at June 30, 1999. The level of nonperforming loans increased to $837,000 at June 30, 2000 from $213,000 at December 31, 1999 and from $162,000 at June 30, 1999. The increase in the nonperforming loans is due primarily to one commercial real estate mortgage loan in the amount of $489,000. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income decreased by $103,000 to $952,000 for the three months ended June 30, 2000 from $1,055,000 for the three months ended June 30, 1999. The decrease is due to decreases in other income, abstract fees and mortgage banking income, offset in part by increases in fees and service charges. Other income decreased $17,000, primarily due to decreases in revenues from the sale of insurance and the impairment of certain premises, offset in part by increases in revenues from the sale of annuities and mutual funds. Abstract fees decreased $29,000 due to decreased sales volume, which resulted in part from a general decline in real estate activity. Mortgage banking income decreased by $72,000 due to a decrease in loan originations. Fees and service charges increased $46,000, primarily due to increases in overdraft fees and loan prepayment fees. Noninterest income for the three months ended June 30, 1999 reflects gains on the sales of securities available for sale of $32,000, while the three months ended June 30, 2000 does not include any gains on the sale of securities available for sale.

Total noninterest income decreased by $68,000 to $1,907,000 for the six months ended June 30, 2000 from $1,975,000 for the six months ended June 30, 1999. The decrease is due to decreases in abstract fees and mortgage banking income, offset in part by increases in fees and service charges and other income. Abstract fees decreased $68,000 due to decreased sales volume, which resulted in part from a general decline in real estate activity. Mortgage banking income decreased by $123,000 due to a decrease in loan originations. Fees and service charges increased $39,000, primarily due to increases in overdraft fees and monthly services charges on checking accounts, offset in part by decreases in loan prepayment fees. Other income increased by $116,000, primarily due to increases in annuity sales. Noninterest income for the six months ended June 30, 1999 reflects gains on the sales of securities available for sale of $32,000, while the six months ended June 30, 2000 does not include any gains on the sale of securities available for sale.

Noninterest Expense. Total noninterest expense decreased by $47,000 to $2,110,000 for the three months ended June 30, 2000 from $2,157,000 for the three months ended June 30, 1999. The decrease is primarily due to decreases in data processing and Savings Association Insurance Fund ("SAIF") deposit insurance premiums, offset in part by increases in premises and equipment. The decreases in data processing expense were due primarily to the Bank signing a new multi-year data processing contract in 1999 and costs associated with the Year 2000 issues incurred in 1999. The decrease in the SAIF deposit insurance premium was primarily due to lower SAIF deposit premium rates. The increases in premises and equipment were primarily due to an increase in depreciation expense relating primarily to the opening of a branch office in Perry, Iowa and updating of computer equipment and normal cost increases. The Company's efficiency ratio for the three months ended June 30, 2000 and 1999 were 57.77% and 56.41%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended June 30, 2000 and 1999 were 2.26% and 2.56%, respectively.

Total noninterest expense increased by $11,000 to $4,223,000 for the six months ended June 30, 2000 from $4,212,000 for the six months ended June 30, 1999. The increase is primarily due to increases in salaries and employee benefits, premises and equipment, offset in part by decreases in data processing and SAIF deposit insurance premiums. The increase in salaries and employee benefits was primarily a result of normal salary increases, increased personnel due to the opening of a branch in Perry, Iowa and increased health insurance costs, offset by decreases in expenses associated with the ESOP.

The increases in premises and equipment were primarily due to an increase in depreciation expense relating primarily to the opening of a branch office in Perry, Iowa and normal cost increases. The decreases in data processing expense were due primarily to the Bank signing a new multi-year data processing contract in 1999 and costs associated with the Year 2000 issues incurred in 1999. The decrease in the SAIF deposit insurance premium was primarily due to lower SAIF deposit premium rates. The Company's efficiency ratio for the six months ended June 30, 2000 and 1999 were 57.43% and 56.07%, respectively. The Company's ratio of noninterest expense to average assets for the six months ended June 30, 2000 and 1999 were 2.28% and 2.51%, respectively.

Income Taxes. Income taxes decreased by $55,000 to $508,000 for the three months ended June 30, 2000 as compared to $563,000 for the three months ended June 30, 1999, primarily due to a decrease in net income before income taxes.

Income taxes decreased by $51,000 to $1,058,000 for the six months ended June 30, 2000 as compared to $1,109,000 for the six months ended June 30, 1999, primarily due to a decrease in net income before income taxes.

Net Income. Net income decreased by $69,000 to $1,005,000 for the three months ended June 30, 2000, as compared to $1,074,000 for the same period in 1999.

Net income decreased by $120,000 to $2,012,000 for the six months ended June 30, 2000, as compared to $2,132,000 for the same period in 1999.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk from December 31, 1999 as reported in Item 7A of the Annual Report on Form 10-K.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its 2000 Annual Meeting of Stockholders on April 28, 2000. At the meeting, the stockholders of the Company considered and voted upon the following matters:

     1. The election of the following individuals as directors for a three-year term:

                             Robert H. Singer, Jr.
                             David M. Bradley

     The results of the election of directors are as follows:

                                         Votes
                                         -----
                               In favor       Withheld
                               ---------      --------
     Robert H. Singer, Jr.     1,711,928       6,166
     David M. Bradley          1,711,928       6,166

     There were no broker non-votes or abstentions on this proposal.

     The following directors' terms of office continued after the meeting:

     Howard A. Hecht
     Melvin R. Schroeder
     Mark Thompson
     KaRene Egemo

     2. The ratification of the engagement of McGladrey & Pullen LLP, as the Company's independent auditors, was approved by a vote of 1,692,392 in favor, 2,300 votes against and 23,402 votes abstaining.

     There were no broker non-votes on this proposal.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

Exhibit 27. Financial data schedule. (Only submitted with filing in electronic format.)

Exhibit 99.1 Press Release, dated May 26, 2000 (regarding the declaration of a dividend).

Exhibit 99.2 Press Release, dated July 21, 2000 (regarding the issuance of limited financial information for the three months ended June 30, 2000).

     (b)  Reports on Form 8-K

     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NORTH CENTRAL BANCSHARES, INC.

DATE: August 14, 2000            BY:  /s/ David M. Bradley

                                      David M. Bradley, Chairman, President and
                                      Chief Executive Officer


DATE: August 14, 2000                 /s/ John L. Pierschbacher

                                      John L. Pierschbacher, CPA
                                      Principal Financial Officer