Form 10-Q
period 2000-09-30
NORTH CENTRAL BANCSHARES INC
filed 2000-11-14
CIK 1005188

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------

                                   FORM 10-Q

[Mark One]
[   X   ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

[       ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 193 4

           For the transition period from                 to
                                          ---------------    --------------

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Iowa                                      42-1449849
               -----------------------------------------------------
 (State or Other Jurisdiction of               (I. R. S. Employer
  Incorporation or Organization)              Identification Number)

               825 Central Avenue          Fort Dodge, Iowa 50501
               --------------------------------------------------
                    (Address of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code:(515)576-7531

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

Yes  X    No
    ----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                           Outstanding at November 7, 2000
--------------------------------------------------------------------------------

Common Stock, $.01 par value                             1,965,242

                         NORTH CENTRAL BANCSHARES, INC.

                                     INDEX


                                                                                     Page

Part I.     Financial Information

            Item 1.  Consolidated Condensed
            Financial Statements (Unaudited)                                        1 to 3

            Consolidated Condensed Statements of
            Financial Condition at September 30, 2000
            (Unaudited) and December 31, 1999                                       1

            Consolidated Condensed Statements of
            Income for the three and nine months ended
            September 30, 2000 and 1999 (Unaudited)                                 2

            Consolidated Condensed Statements of
            Cash Flows for the nine months ended
            September 30, 2000 and 1999 (Unaudited)                                 3

            Notes to Consolidated Condensed Financial
            Statements                                                              4

            Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations                        5 to 11

            Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                                      11

Part II.    Other Information                                                      12 to 13

            Items 1 through 6                                                      12

            Signatures                                                             13

            Exhibits

                         PART I.  FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                               September 30,    December 31,
ASSETS                                                                              2000            1999
                                                                               -------------    ------------
                                                                               (Unaudited)
Cash and due from banks:
 Interest-bearing                                                               $  6,026,164    $  4,127,153
 Noninterest-bearing                                                               2,160,901       8,541,525
Securities available-for-sale                                                     43,430,723      49,692,857
Loans receivable, net                                                            312,749,995     286,759,101
Loans held for sale                                                                1,701,453         335,564
Accrued interest receivable                                                        2,234,683       2,082,598
Foreclosed real estate                                                               163,661         503,150
Premises and equipment, net                                                        6,336,080       5,356,097
Rental real estate                                                                 1,779,295       1,846,134
Title plant                                                                          925,256         925,256
Goodwill                                                                           5,561,163       5,915,381
Deferred taxes                                                                       840,668         921,057
Prepaid expenses and other assets                                                    466,859         426,772
                                                                                ------------    ------------

 Total assets                                                                   $384,376,901    $367,432,645
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Deposits                                                                      $261,685,769    $271,030,791
 Borrowed funds                                                                  84,622,554      55,715,289
 Advances from borrowers for taxes and insurance                                    496,317       1,204,025
 Dividends payable                                                                  246,905         226,174
 Income taxes payable                                                                10,120          74,214
 Accrued expenses and other liabilities                                           1,311,870       1,055,228
                                                                               ------------    ------------

   Total liabilities                                                            348,373,535     329,305,721
                                                                               ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock ($.01 par value, authorized 3,000,000 shares,
   issued and outstanding none)                                                         - -             - -
 Common stock ($.01 par value, authorized 15,500,000 shares;
   issued and outstanding 4,011,057)                                                 40,111          40,111
 Additional paid-in capital                                                      38,347,335      38,278,872
 Retained earnings, substantially restricted                                     32,547,618      30,290,488
 Accumulated other comprehensive (loss)                                            (781,630)       (921,138)
 Less cost of treasury stock, 2000 2,040,815 shares; 1999 1,749,315 shares      (33,459,332)    (28,735,925)
 Unearned shares, employee stock ownership plan                                    (690,736)       (825,484)
                                                                               ------------    ------------
   Total stockholders' equity                                                    36,003,366      38,126,924
                                                                               ------------    ------------

     Total liabilities and stockholders' equity                                $384,376,901    $367,432,645
                                                                               ============    ============

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                         Three Months Ended             Nine Months Ended
                                                            September 30,                  September 30
                                                           2000         1999          2000               1999
                                                        ----------   ----------   -----------        -----------
Interest income:
 Loans receivable                                       $6,210,911   $5,307,629   $17,919,983        $15,574,150
 Securities and cash deposits                              739,999      821,758     2,292,378          2,526,727
                                                        ----------   ----------   -----------        -----------
                                                         6,950,910    6,129,387    20,212,361         18,100,877
                                                        ----------   ----------   -----------        -----------
Interest expense:
 Deposits                                                3,127,879    2,814,579     9,077,768          8,165,869
 Borrowed funds                                          1,228,044      576,085     3,094,573          1,659,539
                                                        ----------   ----------   -----------        -----------
                                                         4,355,923    3,390,664    12,172,341          9,825,408
                                                        ----------   ----------   -----------        -----------
 Net Interest Income                                     2,594,987    2,738,723     8,040,020          8,275,469

Provision for loan losses                                   30,000       30,000        90,000             90,000
                                                        ----------   ----------   -----------        -----------
Net interest income after provision for loan losses      2,564,987    2,708,723     7,950,020          8,185,469
                                                        ----------   ----------   -----------        -----------

Noninterest income:
 Fees and service charges                                  423,629      378,799     1,157,816          1,074,152
 Abstract fees                                             304,583      371,844       962,333          1,098,000
 Mortgage banking fees                                      54,264      128,585       126,854            324,175
 Gain on sale of securities available for sale, net             42       29,575            42             61,564
 Other income                                              206,093      219,882       648,625            545,924
                                                        ----------   ----------   -----------        -----------
    Total noninterest income                               988,611    1,128,685     2,895,670          3,103,815
                                                        ----------   ----------   -----------        -----------

Noninterest expense:
 Salaries and employee benefits                          1,004,519    1,033,039     3,039,533          3,013,023
 Premises and equipment                                    282,842      235,859       764,297            658,823
 Data processing                                           112,252      111,122       341,788            408,237
 SAIF deposit insurance premiums                            13,920       35,621        41,854            109,269
 Goodwill amortization                                     118,072      118,072       354,217            354,217
 Other expenses                                            546,257      593,997     1,758,801          1,795,753
                                                        ----------   ----------   -----------        -----------
    Total noninterest expense                            2,077,862    2,127,710     6,300,490          6,339,322
                                                        ----------   ----------   -----------        -----------

Income before income taxes                               1,475,736    1,709,698     4,545,200          4,949,962

Provision for income taxes                                 504,266      622,193     1,561,863          1,730,820
                                                        ----------   ----------   -----------        -----------
Net Income                                              $  971,470   $1,087,505   $ 2,983,337        $ 3,219,142
                                                        ==========   ==========   ===========        ===========
Basic earnings per common share                              $0.50        $0.44         $1.50              $1.20
                                                        ==========   ==========   ===========        ===========
Earnings per common share- assuming dilution                 $0.49        $0.43         $1.47              $1.18
                                                        ==========   ==========   ===========        ===========
Dividends declared per common share                         $0.125        $0.10        $0.375              $0.30
                                                        ==========   ==========   ===========        ===========
Comprehensive income                                    $1,237,783   $  890,815   $ 3,122,845        $ 2,280,943
                                                        ==========   ==========   ===========        ===========



See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                         2000           1999
                                                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  2,983,337   $  3,219,142
Adjustments to reconcile net income to net cash provided by operating activities:
 Provision for loan losses                                                                 90,000         90,000
 Depreciation                                                                             453,094        410,285
 Amortization and accretion                                                               418,541        431,790
 Deferred taxes                                                                            (3,062)      (126,152)
 Effect of contribution to employee stock ownership plan                                  208,617        252,907
 (Gain) on sale of foreclosed real estate and loans, net                                  (33,796)       (28,742)
 (Gain) on sale of securities available for sale                                              (42)       (61,564)
 Loss on impairment and disposal of equipment and premises, net                            28,294         13,653
 Proceeds from sales of loans held for sale                                             7,469,293     17,534,085
 Originations of loans held for sale                                                   (8,835,182)   (16,401,099)
 Change in assets and liabilities:
   Accrued interest receivable                                                           (152,085)       (83,286)
   Prepaid expenses and other assets                                                      (40,087)      (258,614)
   Income taxes payable                                                                   (64,094)       (19,401)
   Accrued expenses and other liabilities                                                 256,642       (636,692)
                                                                                     ------------   ------------
       Net cash provided by operating activities                                        2,779,470      4,336,312
                                                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in loans                                                     (11,253,726)     8,465,153
 Purchase of loans                                                                    (14,540,353)   (36,004,744)
 Proceeds from sales of securities available-for-sale                                     224,792        438,915
 Purchase of securities available-for-sale                                             (1,395,100)   (17,088,919)
 Proceeds from maturities of securities available-for-sale                              7,592,261     14,538,863
 Purchase of premises and equipment and rental real estate                             (1,651,671)    (1,869,396)
 Proceeds from sale of equipment                                                          257,139          3,743
 Other                                                                                     85,329           (787)
                                                                                     ------------   ------------
      Net cash (used in) investing activities                                         (20,681,329)   (31,517,172)
                                                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits                                                   (9,345,022)    13,961,263
 (Decrease) in advances from borrowers for taxes and insurance                           (707,708)      (569,170)
 Net change in short-term borrowings                                                    4,000,000     14,500,000
 Proceeds from other borrowed funds                                                    34,000,000      6,000,000
 Payments of other borrowings                                                          (9,092,735)    (3,088,170)
 Purchase of treasury stock                                                            (4,723,405)   (10,739,710)
 Issuance of treasury stock                                                                (5,409)            --
 Dividends paid                                                                          (705,475)      (776,110)
                                                                                     ------------   ------------
      Net cash provided by financing activities                                        13,420,246     19,288,103
                                                                                     ------------   ------------
      Net (decrease) in cash                                                           (4,481,613)    (7,892,757)

CASH
 Beginning                                                                             12,668,678     15,636,876
                                                                                     ------------   ------------
 Ending                                                                              $  8,187,065   $  7,744,119
                                                                                     ============   ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
 Interest paid to depositors                                                         $  8,884,213   $  8,229,094
 Interest paid on borrowings                                                            3,039,400      1,656,694
 Income taxes                                                                           1,628,903      1,876,373

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 1999 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended September 30, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,924,950 and 1,968,305, respectively. For the nine month period ended September 30, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,993,493 and 2,029,734, respectively. For the three month period ended September 30, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were
2,463,982 and 2,524,721, respectively.    For the nine month period ended
September 30, 1999, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,679,297 and 2,739,582, respectively.

3.   DIVIDENDS

On August 28, 2000, the Company declared a cash dividend on its common stock, payable on October 6, 2000 to stockholders of record as of September 15, 2000, equal to $0.125 per share.

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

FINANCIAL CONDITION

Total assets increased $16.9 million, or 4.6%, to $384.4 million at September 30, 2000 compared to $367.4 million at December 31, 1999. Noninterest bearing cash decreased $6.4 million, or 74.7%, due to customer focused preparations for the Year 2000 which resulted in increases in cash as of December 31, 1999. Interest bearing cash increased $1.9 million, or 46.0%, primarily due to seasonal fluctuations. Securities available for sale decreased $6.3 million, or 12.6%, primarily due to $7.8 million of maturities, calls and sales and increases in fair market value of $223,000, offset in part by purchases of $1.4 million of such securities. Total loans receivable, net, increased by $26.0 million to $312.7 million from December 31, 1999, due primarily to originations of $30.1 million of first mortgage loans secured primarily by one-to four-family residences, purchases of $14.6 million of first mortgage loans secured primarily by one-to four-family, multi-family residences and commercial real estate and originations of $16.9 million of second mortgage loans. These originations and purchases were offset in part by payments and prepayments of loans of
approximately $42.6 million.   Total deposits decreased $9.3 million, or 3.4%,
from $271.0 million at December 31, 1999 to $261.7 million at September 30, 2000, reflecting decreases primarily in certificates of deposit accounts. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, increased by $28.9 million to $84.6 million at September 30, 2000 from $55.7 million at December 31, 1999. Total stockholders' equity decreased $2.1 million, to $36.0 million at September 30, 2000 from $38.1 million at December 31, 1999. See "Capital."

CAPITAL

The Company's total stockholders' equity decreased by $2.1 million to $36.0 million at September 30, 2000 from $38.1 million at December 31, 1999, primarily due to stock repurchases and dividends declared, which were offset in part by earnings. The changes in stockholders' equity were also due to a decrease in the accumulated other comprehensive losses and a decrease in the unearned shares from First Federal Savings Bank of Iowa's Employee Stock Ownership Plan (the "ESOP") to $691,000 at September 30, 2000 from $825,000 at December 31, 1999.
The decrease in unearned shares resulted from the release of shares by the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2000, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2000 were as follows:


                        Amount   Percentage of Assets
                       --------  ---------------------
                           (dollars in thousands)
Tangible capital:
 Capital level          $28,166                  7.45%
 Less Requirement         5,669                  1.50%
                        -------                 -----
 Excess                 $22,497                  5.95%
                        =======                 =====

Core capital:
 Capital level          $28,166                  7.45%
 Less Requirement        15,117                  4.00%
                        -------                 -----
 Excess                 $13,049                  3.45%
                        =======                 =====

Risk-based capital:
 Capital level          $30,893                 14.16%
 Less Requirement        17,457                  8.00%
                        -------                 -----
 Excess                 $13,436                  6.16%
                        =======                 =====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first nine months of 2000 and 1999, principal payments and repayments on loans totalled $42.6 million and $58.4 million, respectively. The net increase in deposits during the first nine months of 1999 totalled $14.0 million. The proceeds from borrowed funds during the nine months ended September 30, 2000 and 1999 totalled $34.0 million and $6.0 million, respectively. The net change in short-term borrowings during the nine months ended September 30, 2000 and 1999 totalled $4.0 million and $14.5 million, respectively. During the first nine months of 2000 and 1999, the proceeds from the maturities, calls and sales of securities totalled $7.6 million and $14.5 million, respectively. Cash provided from operating activities during the first nine months of 2000 and 1999 totalled $2.8 million and $4.3 million, respectively, of which $3.0 million and $3.2 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities (including decreases in deposits). During the first nine months of 2000 and 1999, the Company's gross purchases and origination of loans totalled $68.7 million and $87.3 million, respectively. The purchase of securities available for sale for the nine months ended September 30, 2000 and 1999 totalled $1.4 million and $17.1 million, respectively. The net decrease in deposits during the first nine months
of 2000 totalled $9.3 million.   The repayment of borrowed funds during the
first nine months of 2000 and 1999 totalled $9.1 million and $3.1 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) in each calendar quarter of not less than 4.0% of either (1) the liquidity base at the end of the preceding calendar quarter, or (2) the average daily balance of the liquidity base during the preceding quarter equal to a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10.0%, depending upon economic conditions and the savings flows of member institutions. The liquidity requirement is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At September 30, 2000, the Bank's liquidity position was $27.0 million, or 8.7%, of liquid assets, compared to $31.7 million, or 10.8%, at December 31, 1999.

The Company has entered into a $2.0 million line of credit agreement on September 21, 2000 with another bank. The Company may use this line of credit to fund stock repurchases in the future. As of September 30, 2000, there were no borrowings outstanding on this line of credit.

Stockholders' equity totaled $36.0 million at September 30, 2000 compared to $38.1 million at December 31, 1999, reflecting the Company's earnings, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive loss. The Company repurchased 47,000 shares of common stock during the three months ended September 30, 2000 at an average price of $16.23.

On July 6, 2000, the Company paid a quarterly cash dividend of $0.125 per share on common stock outstanding as of the close of business on June 16, 2000, aggregating $254,000. On August 28, 2000, the Company declared a quarterly cash dividend of $0.125 per share payable on October 6, 2000 to shareholders of record as of the close of business on September 15, 2000, aggregating $247,000.

Interest Income. Interest income increased by $822,000 to $7.0 million for the three months ended September 30, 2000 compared to $6.1 million for the three months ended September 30, 1999. The increase in interest income was primarily due to an increase in the average balance of interest earning assets and the average yield on average assets. The average balance of interest earning assets increased $35.1 million to $362.0 million for the three months ended September 30, 2000 from $326.9 million for the three months ended September 30, 1999. This increase was primarily due to first mortgage and consumer loans, offset by a decrease in securities available for sale. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by multi-family, one-to four-family residential and commercial real estate loans, which were offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale reflect funds used for asset growth. The yield on interest earning assets increased to 7.67% for the three months ended September 30, 2000 from 7.49% for the three months ended September 30, 1999. The increase in average yields was due primarily to an increase in the average balance of loans as compared to the average balance of interest bearing assets, an increase in the average yield on interest bearing cash, and an increase in the average yield on loans. The average yield on loans increased to 7.94% for the three months ended September 30, 2000 from 7.85% for the three months ended September 30, 1999. The average yield on interest earning cash increased to 6.21% for the three months ended September 30, 2000 from 4.95% for the three months ended September 30, 1999. The average yield on interest earning cash reflects an increase in short term interest rates as of September 30, 2000 as compared to September 30, 1999.

Interest income increased by $2.1 million to $20.2 million for the nine months ended September 30, 2000 compared to $18.1 million for the nine months ended September 30, 1999. The increase in interest income was primarily due to an increase in the average balance of interest earning assets and the average yield on average assets. The average balance of interest earning assets increased $34.3 million to $355.5 million for the nine months ended September 30, 2000 from $321.3 million for the nine months ended September 30, 1999. This increase was primarily due to an increase in first mortgage and consumer loans, offset by a decrease in securities available for sale and interest earning cash. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first and second mortgage loans and purchases of first mortgage loans secured primarily by multi-family, one-to four-family residential and commercial real estate loans, which were offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale and interest bearing cash reflects funds used for asset growth. The average yield on interest earning assets increased to 7.58% for the nine months ended September 30, 2000 from 7.52% for the nine months ended September 30, 1999. The increase in average yield was due primarily to an increase in the average balance of loans, as compared to the average balance of interest bearing assets, and an increase in the average yield on interest bearing cash, offset in part by a decrease in the average yield on loans. The average yield on loans decreased from 7.94% for the nine months ended September 30, 1999 to 7.87% for the nine months ended September 30, 2000. The average yield on interest earning cash increased to 5.85% for the nine months ended September 30, 2000 from 4.62% for the nine months ended September 30, 1999. The average yield on interest earning cash reflects an increase in short term interest rates as of September 30, 2000 as compared to September 30, 1999.

Interest Expense. Interest expense increased by $965,000 to $4.4 million for the three months ended September 30, 2000 compared to $3.4 million for the three
months ended September 30, 1999.    The increase in interest expense was
primarily due to an increase in the average balance and average cost of interest bearing liabilities. The average balance of interest bearing liabilities increased $38.0 million to $334.7 million for the three months ended September 30, 2000 from $296.7 million for the three months ended September 30, 1999.
This increase
was due primarily to certificates of deposit and borrowed funds, offset by a decrease in NOW, money market and savings accounts. The increase in certificates of deposit was primarily due to an increase in the deposits of public funds, while the increase in borrowed funds was due to the borrowing of funds in part to fund the corresponding asset growth and stock repurchases. The average cost of interest bearing liabilities increased to 5.14% for the three months ended September 30, 2000 from 4.52% for the three months ended September 30, 1999. The increase in the average cost of interest bearing liabilities was due primarily to an increase in the average cost of money market savings accounts, certificates of deposit and borrowed funds resulting from the increase in market interest rates and the offering of a premium money market product.

Interest expense increased by $2.3 million to $12.2 million for the nine months ended September 30, 2000 compared to $9.8 million for the nine months ended September 30, 1999. The increase in interest expense was primarily due to an increase in the average balance and average cost of interest bearing liabilities. The average balance of interest bearing liabilities increased $40.6 million to $327.7 million for the nine months ended September 30, 2000 from $287.1 million for the nine months ended September 30, 1999. This increase was due primarily to increases in certificates of deposit and borrowed funds, offset in part by decreases in NOW, money market and savings accounts. The increase in certificates of deposit was due primarily to an increase in the deposits of public funds. The increase in borrowed funds reflected, in part, additional borrowings to fund the corresponding asset growth and stock repurchases. The average cost of interest bearing liabilities increased to 4.93% for the nine months ended September 30, 2000 from 4.56% for the nine months ended September 30, 1999. The increase in the average cost of interest bearing liabilities was due primarily to the increase in market interest rates which raised the average cost of certificates of deposit and borrowed funds.

Net Interest Income. Net interest income before the provision for loan losses decreased by $144,000 to $2,595,000 for the three months ended September 30, 2000 from $2,739,000 for the three months ended September 30, 1999. The decrease is due primarily to decreases in the interest rate spread and the ratio of average interest earning assets to average interest bearing liabilities.
The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.53% for the three months ended September 30, 2000 from 2.97% for the three months ended September 30, 1999.
The ratio of average interest earning assets to average interest bearing liabilities for decreased to 108.15% for the three months ended September 30, 2000 from 110.19% for the three months ended September 30, 1999.

Net interest income before the provision for loan losses decreased by $235,000 to $8,040,000 for the nine months ended September 30, 2000 from $8,275,000 for the nine months ended September 30, 1999. The decrease is due primarily to decreases in the interest rate spread and the ratio of average interest earning assets to average interest bearing liabilities. The interest rate spread decreased to 2.65% for the nine months ended September 30, 2000 from 2.96% for the nine months ended September 30, 1999. The ratio of average interest earning assets to average interest bearing liabilities for decreased to 108.49% for the three months ended September 30, 2000 from 111.88% for the three months ended September 30, 1999.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and nine month periods ended September 30, 2000 and 1999, respectively.

                                                            For the Three Months Ended September 30,
                                               ------------------------------------------------------------------
                                                            2000                             1999
                                               ------------------------------------------------------------------
                                                Average             Average       Average              Average
                                                Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                               ---------  --------  ----------   ---------  --------  ----------
                                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
     Loans                                      $312,327    $6,211        7.94%   $269,956    $5,307        7.85%
     Securities available for sale                45,286       671        5.93      51,847       758        5.85
     Interest bearing cash                         4,402        69        6.21       5,130        64        4.95
                                                --------    ------      ------    --------    ------      ------
       Total interest-earning assets             362,015    $6,951        7.67%    326,933    $6,129        7.49%
                                                            ------      ------                ------      ------
   Noninterest-earning assets                     18,528                            18,676
                                                --------                          --------
       Total assets                             $380,543                          $345,609
                                                ========                          ========

Liabilities and Equity:
   Interest-bearing liabilities:
     NOW and money market savings               $ 48,140    $  315        2.60%   $ 51,875    $  274        2.10%
     Passbook savings                             24,032       122        2.01      28,048       142        2.01
     Certificates of deposit                     185,276     2,691        5.76     176,479     2,398        5.39
     Borrowed funds                               77,274     1,228        6.22      40,309       576        5.59
                                                --------    ------      ------    --------    ------      ------
   Total interest-bearing liabilities            334,722    $4,356        5.14%    296,711    $3,390        4.52%
                                                            ------      ------                ------      ------
   Noninterest-bearing liabilities                 9,835                             6,597
                                                --------                          --------
       Total liabilities                         344,557                           303,308
   Equity                                         35,986                            42,301
                                                --------                          --------
       Total liabilities and equity             $380,543                          $345,609
                                                ========                          ========
Net interest income                                         $2,595                            $2,739
                                                            ======                            ======
Net interest rate spread                                                  2.53%                             2.97%
                                                                        ======                            ======
Net interest margin                                                       2.87%                             3.35%
                                                                        ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                 108.15%                           110.19%
                                                                        ======                            ======

                                                            For the Nine Months Ended September 30,
                                               -----------------------------------------------------------------
                                                             2000                           1999
                                                ----------------------------------------------------------------
                                                Average             Average       Average              Average
                                                Balance   Interest  Yield/Cost    Balance   Interest  Yield/Cost
                                               ---------  --------  ----------   ---------  --------  ----------
                                                                    (Dollars in thousands)
Assets:
Interest-earning assets:
     Loans                                      $303,586   $17,920        7.87%   $261,747   $15,574        7.94%
     Securities available for sale                47,669     2,104        5.89      51,333     2,243        5.83
     Interest bearing cash                         4,293       188        5.85       8,182       283        4.62
                                                --------   -------      ------    --------   -------      ------
       Total interest-earning assets             355,548   $20,212        7.58%    321,262   $18,100        7.52%
                                                           -------      ------               -------      ------
   Noninterest-earning assets                     18,391                            17,661
                                                --------                          --------
       Total assets                             $373,939                          $338,923
                                                ========                          ========
Liabilities and Equity:
   Interest-bearing liabilities:
     NOW and money market savings               $ 47,071       822        2.33%   $ 51,674   $   827        2.14%
     Passbook savings                             25,256       380        2.01      27,313       427        2.09
     Certificates of deposit                     188,008     7,875        5.58     169,176     6,911        5.46
     Borrowed funds                               67,377     3,095        6.03      38,981     1,660        5.61
                                                --------   -------      ------    --------   -------      ------
   Total interest-bearing liabilities            327,712   $12,172        4.93%    287,144   $ 9,825        4.56%
                                                           -------      ------               -------      ------
   Noninterest-bearing liabilities                10,070                             5,907
                                                --------                          --------
       Total liabilities                         337,782                           293,051
   Equity                                         36,157                            45,872
                                                --------                          --------
       Total liabilities and equity             $373,939                          $338,923
                                                ========                          ========
Net interest income                                        $ 8,040                           $ 8,275
                                                           =======                           =======
Net interest rate spread                                                  2.65%                             2.96%
                                                                        ======                            ======
Net interest margin                                                       3.02%                             3.43%
                                                                        ======                            ======
Ratio of average interest-earning assets to
   average interest-bearing liabilities                                 108.49%                           111.88%
                                                                        ======                            ======

Provision for Loan Losses. The Company's provision for loan losses was $30,000 and $90,000 for each of the three and nine months ended September 30, 2000 and
1999, respectively.   The Company establishes provisions for loan losses, which
are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multi-family and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $47,000 for the nine months ended September 30, 2000 as compared to net charge offs of $13,000 for the nine months ended September 30, 1999. The resulting allowance for loan losses was $2.8 million at September 30,
2000, December 31, 1999 and September 30, 1999.   The level of nonperforming
loans increased to $1.1 million at September 30, 2000 from $213,000 at December 31, 1999 and from $503,000 at September 30, 1999. The increase in the nonperforming loans is due primarily to one commercial real estate mortgage loan in the amount of $489,000. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income decreased by $140,000 to $989,000 for the three months ended September 30, 2000 from $1,129,000 for the three months ended September 30, 1999. The decrease is due to decreases in abstract fees, mortgage banking income and other income, offset in part by increases in fees and service charges. Abstract fees decreased $67,000 due to decreased sales volume, which resulted in part from a general decline in real estate activity. Mortgage banking income decreased by $74,000 due to a decrease in loan originations. Other income decreased $14,000, primarily due to decreases in revenues from the sale of annuities, offset in part by an increase in revenues from the sale of insurance and mutual funds. Fees and service charges increased $45,000, primarily due to increases in overdraft fees, loan prepayment fees and
monthly services charges on checking accounts.   Noninterest income for the
three months ended September 30, 1999 reflects gains on the sales of securities available for sale of $30,000, while the three months ended June 30, 2000 does not include any significant gains on the sale of securities available for sale.

Total noninterest income decreased by $208,000 to $2,896,000 for the nine months ended September 30, 2000 from $3,104,000 for the nine months ended September 30, 1999. The decrease is due to decreases in abstract fees and mortgage banking income, offset in part by increases in fees and service charges and other income. Abstract fees decreased $136,000 due to decreased sales volume, which resulted in part from a general decline in real estate activity. Mortgage banking income decreased by $197,000 due to a decrease in loan originations. Fees and service charges increased $84,000, primarily due to increases in overdraft fees and monthly services charges on checking accounts, offset in part by decreases in loan prepayment fees. Other income increased by $103,000, primarily due to increases in revenues from the sales of annuity, mutual funds and insurance products. Noninterest income for the nine months ended September 30, 1999 reflects gains on the sales of securities available for sale of $62,000, while the nine months ended September 30, 2000 does not include any significant gains on the sale of securities available for sale.

Noninterest Expense. Total noninterest expense decreased by $50,000 to $2,078,000 for the three months ended September 30, 2000 from $2,128,000 for the three months ended September 30, 1999. The decrease is due primarily to decreases in Savings Association Insurance Fund ("SAIF") deposit insurance premiums and other expenses, offset in part by increases in premises and equipment. The decrease in the SAIF deposit insurance premium was primarily due to lower SAIF deposit premium rates. The decrease in other expenses were primarily due to decreases in the purchases of office supplies and professional expenses, offset in part by increases in marketing expenses. The increases in premises and equipment were primarily due to an increase in depreciation expense relating primarily to the opening of a branch office in Ames, Iowa and updating of computer equipment and normal cost increases. The Company's efficiency ratio for the three months ended September 30, 2000 and 1999 were 57.98% and 55.02%,
respectively.   The Company's ratio of noninterest expense to average assets for the three months ended September 30, 2000 and 1999 were 2.18% and 2.46%, respectively.

Total noninterest expense decreased by $39,000 to $6,300,000 for the nine months ended September 30, 2000 from $6,339,000 for the nine months ended September 30, 1999. The decrease is due primarily to decreases in data processing and SAIF deposit insurance, offset in part by an increase in premises and equipment. The decreases in data processing expense were due primarily to the Bank signing a new multi-year data processing contract in 1999 and costs associated with the Year 2000 issues incurred in 1999. The decrease in the SAIF deposit insurance premium was primarily due to lower SAIF deposit premium rates. The increases in premises and equipment were primarily due to an increase in depreciation expense relating primarily to the opening of a branch office in Perry, Iowa and Ames, Iowa, updating computer equipment and normal cost increases. The Company's efficiency ratio for the nine months ended September 30, 2000 and 1999 were 57.61% and 55.71%, respectively. The Company's ratio of noninterest expense to average assets for the nine months ended September 30, 2000 and 1999 were 2.25% and 2.49%, respectively.

Income Taxes. Income taxes decreased by $118,000 to $504,000 for the three months ended September 30, 2000 as compared to $622,000 for the three months ended September 30, 1999, primarily due to a decrease in net income before income taxes.

Income taxes decreased by $169,000 to $1,562,000 for the nine months ended September 30, 20000 as compared to $1,731,000 for the nine months ended June 30, 1999, primarily due to a decrease in net income before income taxes.

Net Income. Net income decreased by $116,000 to $971,000 for the three months ended September 30, 2000, as compared to $1,088,000 for the same period in 1999.

Net income decreased by $236,000 to $2,983,000 for the nine months ended September 30, 2000, as compared to $3,219,000 for the same period in 1999.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 27. Financial data schedule. (Only submitted with filing in electronic format.)

         Exhibit 99.1 Press Release, dated August 28, 2000 (regarding the declaration of a dividend).

         Exhibit 99.2 Press Release, dated October 20, 2000 (regarding the issuance of limited financial information for the three months ended September 30, 2000).

         (b) Reports on Form 8-K

         None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH CENTRAL BANCSHARES, INC.

DATE: November 14, 2000            BY:  /s/ David M. Bradley

                                   David M. Bradley, Chairman, President and
                                   Chief Executive Officer


DATE: November 14, 2000            /s/ John L. Pierschbacher

                                   John L. Pierschbacher, CPA
                                   Principal Financial Officer