Form 10-K
period 2000-12-31
NORTH CENTRAL BANCSHARES INC
filed 2001-03-30
CIK 1005188

NORTH CENTRAL BANCSHARES, INC.
                               825 Central Avenue
                             Fort Dodge, Iowa 50501

March 30, 2001



Via EDGAR
---------

Securities and Exchange Commission
450 Fifth Street N.W.
Washington, D.C. 20549

RE:      North Central Bancshares, Inc.
         Commission File Number 0-27672
         Annual Report on Form 10-K

Ladies and Gentlemen:

Pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, and Rule 13a-1 promulgated thereunder, enclosed is the Annual Report on Form 10-K for the year ended December 31, 2000, including exhibits. In accordance with Rule 302 of Regulation S-T, a copy of the Annual Report on Form 10-K has been manually signed and will be retained for five years. Upon request, such copy will be furnished to the Commission.

Please direct questions or comments regarding the enclosures to the undersigned at 515-576- 7531.

                                   Sincerely,

                                   NORTH CENTRAL BANCSHARES, INC.

                                   By: /s/ John L. Pierschbacher

                                   John L. Pierschbacher

Enclosure

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2000

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to

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

YES_X_     NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

     As of March 19, 2001, there were issued and outstanding 1,892,380 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 12, 2001 was $35,545,823.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of
     Part III hereof.

2. Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Items 7, 7A, 8 and 9 of Part II hereof.

                                     PART I

         North Central Bancshares, Inc., and First Federal Savings Bank may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this annual filing with the
Securities and Exchange Commission (the "SEC"), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company and the Bank, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may,""could," "should,""would," "believe," "anticipate," "estimate," "expect," "intend," "plan" and similar expressions are intended to identify forward-looking statements.

         Forward-looking statements include statements with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company's control, and other factors discussed in this Form 10-K, as well as other factors identified in the Company's filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

    o the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations;
    o the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
    o      inflation, interest rate, market and monetary fluctuations;
    o the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services;
    o the willingness of users to substitute competitors' products and services for the Company's and the Bank's products and services;
    o the Company's and the Bank's success in gaining regulatory approval of their products and services, when required;
    o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
    o the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance);
    o      the impact of technological changes;
    o      acquisitions;
    o      changes in consumer spending and saving habits; and
    o the Company's and the Bank's success at managing the risks involved in their business.

         This list of important factors is not exclusive. The Company or the Bank does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

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

First Federal Savings Bank of Iowa

         The Bank is a federally chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and seven branch offices located in Iowa. Four of the Bank's branches are located in north central and central Iowa, in the cities of Fort Dodge, Nevada, Ames and Perry. On January 30, 1998, the Bank completed the acquisition of Valley Financial Corp., an Iowa corporation, and the holding company for Valley Savings Bank, FSB (the "Acquisition"). See "Acquisition of Valley Financial Corp." As a result of the Acquisition, the Bank also has three branches in southeastern Iowa, in the cities of Burlington and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was chartered originally in 1954, and on May 7, 1987 became a federally chartered savings bank. The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market areas, and investing such deposits in one-to-four family residential real estate mortgages, multifamily and commercial mortgages and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. The Bank's deposits are insured by the FDIC under the SAIF. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1954. At December 31, 2000, the Bank had total assets of $388.5 million, total deposits of $261.7 million, and total shareholders' equity of $34.6 million.

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

Market Area and Competition

         The Company is an independent savings and loan holding company serving its primary market area of Webster, Story, Dallas, Henry and Des Moines Counties, which are located in the central and north central and southeastern parts of the State of Iowa. The Company's market area is influenced by agriculture as well as retail sales, professional services and public education. The Company is headquartered in Fort Dodge, the Webster County seat, where it operates two Company locations.

         The unemployment rate as of December 2000 for Webster County was 2.5%, for Story County was 1.8%, for Dallas County was 1.4%, for Henry County was 2.4% and for Des Moines County was 2.9%. These compare to the national rate of 4.0% and the State of Iowa rate of 2.5%.

         Due to the loan demand in the Company's overall market area, increased competition, and the Company's decision to diversify its loan portfolio, the Company has originated and purchased loans (primarily multifamily and commercial real estate loans) from out of state. The Company intends to continue such originations and purchases pursuant to its underwriting standards for Company-originated loans.

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

Lending Activities

         Loan Portfolio Composition. The principal components of the Company's loan portfolio are fixed- and adjustable-rate first mortgage loans secured by one-to-four family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential and commercial real estate and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. At December 31, 2000, the Company's loans receivable totalled $322.4 million, of which $176.6 million, or 54.8%, were one-to-four family residential real estate first mortgage loans, and $100.0 million, or 31.0%, were other first mortgage loans, primarily multifamily and commercial real estate loans purchased by the Company. Consumer loans, consisting primarily of automobile loans and second mortgage loans, totalled $45.8 million, or 14.2%, of the Company's loan portfolio.

         Savings associations, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. For the year ended December 31, 2000, it was the Company's policy to limit loans to one borrower to $2.5 million. At December 31, 2000, the Company's largest aggregate outstanding loan to one borrower was $2.5 million and the second largest borrower had an aggregate balance of $2.0 million, both of which were first mortgage multifamily residential real estate loans and both were performing as of that date.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated:

                                                         At December 31,
                                                         ---------------
                                                  2000                         1999
                                                  ----                         ----
                                                       Percent                      Percent
                                          Amount       of Total         Amount     of Total
                                          ------       --------         ------     --------
                                                      (Dollars in thousands)
First mortgage loans:
   One-to-four family residential(1)   $ 176,615        54.78%       $ 164,057       56.23
   Multifamily .....................      75,858        23.53           73,417       25.16
   Commercial ......................      24,127         7.48           17,723        6.07
                                          ------         ----           ------        ----
     Total first mortgage loans ....   $ 276,600        85.79          255,197       87.47
                                       ---------        -----          -------       -----

Consumer loans:
   Automobiles .....................   $   8,803         2.73%       $   8,003        2.74%
   Second mortgage(2) ..............      31,910         9.90           23,604        8.09
   Other(3) ........................       5,095         1.58            4,956        1.70
                                           -----         ----            -----        ----
     Total consumer loans ..........      45,808        14.21           36,563       12.53
                                          ------        -----           ------       -----
     Total loans receivable ........   $ 322,408       100.00%       $ 291,760      100.00%

Less:
   Undisbursed portion of

     construction loans ............   $   1,493         0.45%       $   1,982        0.68%
   Unearned loan discount ..........          69         0.02              136        0.05
   Net deferred loan origination
      fee(expense) .................         (23)       (0.01)             106        0.04
   Allowance for loan losses .......       2,843         0.88            2,777        0.95
                                           -----         ----            -----        ----
       Total loans receivable, net .   $ 318,026        98.64%       $ 286,759       98.29%
                                       =========        =====        =========       =====

                                                                           At December 31,
                                                                           ---------------
                                                 1998                          1997                          1996
                                                 ----                          ----                          ----
                                                       Percent                       Percent                      Percent
                                          Amount      of Total         Amount       of Total         Amount       of Total
                                          ------      --------         ------       --------         ------       --------
                                                                     (Dollars in thousands)
First mortgage loans:
   One-to-four family residential(1)   $ 148,992        57.46%       $ 115,763       59.48%       $ 107,168        63.44%
   Multifamily .....................      64,895        25.02           51,345       26.38           34,488        20.42
   Commercial ......................      11,396         4.39            3,800        1.95            5,225         3.09
                                          ------         ----            -----        ----            -----         ----
     Total first mortgage loans ....     225,283        86.87          170,908       87.81          146,881        86.95
                                         -------        -----          -------       -----          -------        -----
Consumer loans:
   Automobiles .....................   $   7,348         2.83%       $   4,696        2.41%       $   4,155         2.46%
   Second mortgage(2) ..............      20,784         8.01           16,226        8.34           15,303         9.06
   Other(3) ........................       5,946         2.29            2,796        1.44            2,582         1.53
        --                                 -----         ----            -----        ----            -----         ----
     Total consumer loans ..........      34,078        13.13           23,718       12.19           22,040        13.05
                                          ------        -----           ------       -----           ------        -----
     Total loans receivable ........   $ 259,361       100.00%       $ 194,626      100.00%       $ 168,921       100.00%

Less:
   Undisbursed portion of
     construction loans ............   $   2,025         0.78%       $     453        0.23%       $     371         0.22%
   Unearned loan discount ..........         312         0.12              424        0.22              525         0.31
   Net deferred loan origination
      fee(expense) .................         316         0.12              349        0.18              241         0.14
   Allowance for loan losses .......       2,676         1.03            2,151        1.11            1,953         1.16
                                           -----         ----            -----        ----            -----         ----
       Total loans receivable, net .   $ 254,032        97.95%       $ 191,249       98.26%       $ 165,831        98.17%
                                       =========        =====        =========       =====        =========        =====

(1)   Includes interest-only construction loans that convert to permanent loans.
(2) Second mortgage loans included $1.6 million, $1.5 million, $1.4 million, $1.1 million and $862,000 (in actual dollars) of nonowner-occupied residential first mortgage loans at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.
(3) Other consumer loans included $1.5 million, $1.6 million, $2.3 million, $269,000 and $213,000 (in actual dollars) of commercial mortgage loans at December 31, 2000, 1999, 1998, 1997 and 1996, respectively.

         Loan Maturity Schedule. The following table sets forth the maturity or period to repricing of the Company's loan portfolio at December 31, 2000.
Overdraft lines of credit are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                             At December 31, 2000
                                                             --------------------
                              Within       1-3         3-5          5-10        10-20       Beyond 20
                              1 Year      Years        Years        Years       Years         Years       Total
                              ------      -----        -----        -----       -----         -----       -----
                                                               (In thousands)
First mortgage loans:
    One-to-four family
      residential(1)....     $28,785     $28,897     $ 51,373      $59,487     $ 7,213      $   860     $176,615
    Multifamily.........      37,829      10,788       17,556        9,673          12           --       75,858
    Commercial..........       5,045       5,044        9,342        3,217       1,479           --       24,127
Consumer loans (2)......       5,254      12,456       26,336        1,676          74           12       45,808
                               -----      ------       ------        -----       -----        -----       ------
      Total ............     $76,913     $57,185     $104,607      $74,053     $ 8,778      $   872     $322,408
                             =======     =======     ========      =======     =======      =======     ========

(1) One-to-four family loans include $102.7 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and are annually adjustable thereafter. $49.4 million of these loans with repricing periods greater than 5 years have been classified as fixed rate loans. $53.3 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.

(2)      Includes second mortgage loans of $31.9 million at December 31, 2000.

         The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 2000 due after December 31, 2001.

                                                           Due After December 31, 2001
                                                           ---------------------------
                                                  Fixed            Adjustable             Total
                                                  -----            ----------             -----
                                                                 (In thousands)
First mortgage loans:
    One-to-four family residential(1).....     $  66,376           $  81,454          $ 147,830
    Multifamily...........................         5,126              32,903             38,029
    Commercial............................         7,095              11,987             19,082
Consumer loans (2)........................        38,894               1,660             40,554
                                                  ------               -----             ------
      Total...............................     $ 117,491           $ 128,004          $ 245,495
                                               =========           =========          =========

(1) One-to-four family loans include $93.5 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and are annually adjustable thereafter. $49.4 million of these loans with repricing periods greater than 5 years have been classified as fixed rate loans. $44.1 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.

(2)      Includes second mortgage loans of $28.6 million at December 31, 2000.

         One-to-Four Family Residential Real Estate Loans. Traditionally, the Company's primary lending activity consists of the origination of fixed- and adjustable-rate one-to-four family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company's market area. The Company also originates one-to-four family, interest only construction loans that convert to permanent loans after an initial construction period that generally does not exceed nine months. At December 2000, 37.7% of the Company's residential real estate loans had fixed rates, and 62.3% had adjustable rates.

         The Company originates loans for portfolio and sells loans in the secondary mortgage market. However, the Company's one-to-four family, fixed-rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market. The Bank has sold fixed-rate loans with maturities equal to or in excess of 15 years in the secondary mortgage market. For the year ended December 31, 2000, the Bank sold $818,000 of mortgage loans consisting of fifteen one-to-four family residential mortgage loans. One-to-four family loans are underwritten and originated according to policies approved by the Board of Directors. First Iowa Mortgage, Inc., the Bank's wholly owned mortgage banking subsidiary, sold $13.3 million of mortgage loans consisting of 146 one-to-four family residential mortgage loans.

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

         The Company's adjustable rate mortgage loans, or "ARM loans", are generally originated for terms of up to 30 years, with interest rates that adjust annually. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. Currently, the Company offers ARM loans with annual rate caps of 1.5% and maximum life-of-loan caps of 11.95%. Prior to 1995, the Company's ARM loans originated for retention in its portfolio generally were based on the 11th District Cost of Funds Index, a lagging market index. At present, the interest rate on its ARM loans is calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year. The Company determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated, rather than the introductory or "teaser" rate or the maximum life-of-the rate to which the loan could adjust. In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One-to- four family residential ARM loans totalled $110.0 million, or 34.1%, of the Company's total net loan portfolio at December 31, 2000.

         The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company's credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk. See Item 7A. "Discussion of Market Risk-- Interest Rate Sensitivity Analysis" in the 2000 Annual Report to Shareholders, which is attached to this Form 10-K as Exhibit 13.

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

         Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.
"Regulation-Regulation of Federal Savings Associations-Real Estate Lending Standards." The Company's lending policies limit the maximum loan-to-value ratio on mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Company generally makes one-to-four family first real estate loans with loan-to-value ratios of up to 95%; however, for one-to-four family real estate loans with loan-to-value ratios greater than 80%, the Company requires the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion on all properties securing real estate loans originated by the Company.

         Multifamily Residential and Commercial Real Estate Loans. The Company's loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $100.0 million, or 31.4%, of the Company's total net loan portfolio at December 31, 2000. Of such loans, $92.2 million, or 92.3%, were purchased or originated by the Company and were secured by properties outside the State of Iowa (the "out of state" properties). There were two loans secured by multifamily and commercial real estate more than 90 days past due at December 31, 2000. They consisted of one commercial real estate loan in the amount of $489,000 and one multifamily real estate loan in the amount of $67,000. Subsequent to year end, the $67,000 loan was paid in full. The multifamily and commercial real estate loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings. Multifamily residential real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed rate loans generally amortize over 15 to 30 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to fifteen years. Such loans are priced as five to fifteen year loans with maximum loan-to-value ratios of 80%. See " -- Purchased or Out of State Originated Loans".

         All purchased or out of state originated loans in excess of $200,000 are approved by the Chief Executive Officer, Chief Operating Officer and the Board of Directors and are subject to the same underwriting standards as for loans originated by the Company. All purchased or out of state originated loans less than $200,000 are approved by the Chief Executive Officer and Chief Operating Officer and ratified by the Board of Directors and are subject to the same underwriting standards as loans originated by the Company. Before a loan is purchased, the Company obtains a copy of the original loan application, certified rent rolls, the original title insurance policy and personal financial statements of any guarantors of the loan. An executive officer or director of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. $25.4 million, or 24.9%, of out of state loans are serviced by the Bank. $76.3 million, or 75.1% of the out of state loans are serviced by the originating financial institution or mortgage company. The Company imposes a $2.5 million limit on the aggregate size of multifamily and commercial loans to any one borrower. Any exceptions to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Company's legal lending limit. See "Regulation -- Regulation of Federal Savings Associations -- Loans to One Borrower".

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

         Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which primarily include second mortgage loans. As of December 31, 2000, consumer loans totalled $45.8 million, of which second mortgage loans totalled $31.9 million, or 10.0%, of the Company's net total loan portfolio. The Company's second mortgage loans have fixed interest rates and are generally for terms of 3 to 5 years. The Company's second mortgage loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 80%. The average principal amount of the Company's second mortgage loans is approximately $15,000.

         To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally on a 80% loan-to-value basis for new cars. All of the Company's automobile loans were originated by the Company and generally, have terms of up to five years.

         In addition, the Company also makes other types of consumer loans, primarily unsecured signature loans for various purposes. The minimum loan amount for such loans is $1,000, the maximum loan amount for such loans is generally $7,500, and the average balance of such loans is approximately $2,600.

         The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans may be unsecured and are originated for any business purpose, such as for the purchase of computers and business equipment. The maximum loan amount for such unsecured loans is generally $7,500.

         The Company's business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company generally expects consumer loan demand will come from its mortgage loan customers. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 2000, $244,000, or 0.53%, of the Company's consumer loan portfolio was on non-accrual status.

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to collateralize the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company's written loan policies, senior management approves all first mortgage loans. The Loan Committee of the Board of Directors meets monthly to review a sampling of all loans originated in the month.

         After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. An abstract of title along with an attorney's title opinion is required on all first mortgage loans secured by real property in Iowa. At December 31, 2000, the Company had outstanding commitments to originate $480,000 of loans. This amount does not include commitments to purchase loans, the undisbursed overdraft loan privileges or the unfunded portion of loans in process.

         Purchased or Out of State Originated Loans. The Company's loan portfolio contains $101.7 million of loans secured by out of state properties. These loans represented 31.5% of the Company's total loan portfolio at December 31, 2000. Substantially all of the multifamily residential and commercial real estate loans in the Company's loan portfolio are purchased or originated out of state by the Company without recourse to the seller. At December 31, 2000, approximately $20.2 million of these purchased loans represented loans secured by real estate in the West Coast states of California, Oregon and Washington. At that date, the Company's investment in properties located in California totalled $16.4 million and was distributed primarily in southern California. The Company's investment in properties located in Wisconsin totalled $33.4 million and was primarily distributed between the Milwaukee and Madison areas. The Company's investment in properties in Colorado totalled $28.4 million and was primarily distributed between the Colorado Springs and Denver areas. The remainder of the Company's purchased or out of state originated loans are distributed in various states. At December 31, 2000, the Company's multifamily residential and commercial real estate loans had an average balance of $435,000 and the largest loan had a principal balance of $2.5 million. As of December 31, 2000 there was one multifamily and one commercial real estate loan that were more than 90 days past due and were on nonaccrual status.

         To supplement its origination of one-to-four family first mortgage loans, the Company also purchases loans secured by one-to-four family residences out of state. At December 31, 2000, $9.5 million, or 2.9%, of the Company's total loan portfolio consisted of purchased one-to-four family loans, of which $5.8 million were secured by properties located in Missouri and $1.6 million were secured by properties in Wisconsin. As of December 31, 2000 there were no purchased one-to-four family first mortgage loans that were on a nonaccrual status.

         Loans purchased by the Company entail certain risks not necessarily associated with loans the Company originates. The Company's purchased loans are generally acquired without recourse. $25.4 million, or 24.9%, of out of state loans are serviced by the Bank. $76.3 million, or 75.1% of the out of state loans are serviced by the originating financial institution or mortgage company. Although the Company reviews each purchased loan using the Company's underwriting criteria for originations and a Company officer or director performs an on-site inspection of each purchased loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review. In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with loans the Company originates. Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company's market areas. If economic conditions continue to limit the Company's opportunities to originate loans in its market areas, the Company may increase its investment in out of state mortgage loans. There can be no assurance, however, that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

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

         Set forth below is a table of the Company's purchased or out of state originated loans by state of origin (including multifamily residential, commercial real estate and one-to-four family first mortgage loans) as of December 31, 2000.

                                          Balance as of
                       State            December 31, 2000
                       -----            -----------------
                                         (In thousands)
                      Arizona         $       695
                      California           16,370
                      Colorado             28,368
                      Florida                 275
                      Georgia                  48
                      Illinois                  7
                      Indiana                 802
                      Kansas                  766
                      Michigan                 11
                      Minnesota               772
                      Missouri              8,599
                      Montana                  77
                      Nebraska                541
                      Nevada                  640
                      New Mexico                7
                      North Carolina          653
                      North Dakota              61
                      Ohio                   2,886
                      Oregon                 1,880
                      South Carolina           117
                      Tennessee                189
                      Texas                  1,393
                      Utah                   1,157
                      Virginia                  39
                      Washington             1,901
                      Wisconsin             33,442
                                            ------
                        Total          $   101,696
                                       ===========

         Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the periods indicated.

                                                                             For the Years Ended
                                                                                  December 31,
                                                                                  ------------
                                                                2000                  1999                  1998
                                                                ----                  ----                  ----
                                                                               (In thousands)
Total loans receivable at beginning of period.........    $   291,760            $   258,361           $   194,626
                                                          -----------            -----------           -----------
Originations:
First mortgage loans:
   One-to-four family residential.....................         35,512                 31,645                36,226
   Multifamily........................................             --                    700                    --
   Commercial.........................................             --                     --                 1,100
Consumer loans:
   Automobile.........................................          6,856                  4,866                 6,349
   Second mortgage ...................................         21,500                 12,321                14,493
   Other .............................................          2,853                  1,778                 2,595
                                                                -----                  -----                 -----
     Total originations:..............................         66,721                 51,310                60,763
   Effect of Valley Financial Acquisition.............             --                     --                58,911
Loan Purchases:
   First mortgage-- one-to-four family................          1,677                  5,870                 3,159
   First mortgage-- multifamily.......................         10,449                 23,332                21,315
   First mortgage-- commercial........................          7,499                 11,142                    --
Loan Sales:
   First mortgage-- one-to-four family................            818                    475                 4,517
Transfer of mortgage loans to (from)
   foreclosed real estate.............................           (166)                   212                   373
Repayments............................................         55,046                 57,567                75,523
                                                               ------                 ------                ------
Net loan activity.....................................         30,648                 33,400                63,734
                                                               ------                 ------                ------
     Total loans receivable at end of period..........    $   322,408            $   291,760           $   258,361
                                                          ===========            ===========           ===========

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment of the related loan. At December 31, 2000, the Company had $23,000 of deferred loan origination expenses, net. Such fees vary with the type of loans and commitments made. The Company typically charges an document preparation fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges and late charges. The Company recognized fees and service charges of $1.6 million, $1.5 million and $1.2 million for the fiscal years ended December 31, 2000, 1999 and 1998 respectively.

Investment Activities

         At December 31, 2000, the Company's investment portfolio is comprised of United States Government Agencies, Municipal Obligations, mortgage-backed securities, interest-bearing deposits and equity securities consisting of FHLMC preferred stocks, FNMA preferred stock, FHLB stock, other common and preferred stocks. At December 31, 2000, $362,000, or 1.2%, of the Company's investment portfolio, excluding equity securities, was scheduled to mature in one year or less, and $17.0 million, or 56.9% was scheduled to mature within one to five years.

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

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                                 At December 31,
                                                                 ---------------
                                                   2000                1999                 1998
                                                   ----                ----                 ----
                                                                 (In thousands)
Investment securities:
     U.S. Treasury  Notes..................   $        --         $     4,260          $     9,410
     U.S. Government agencies (1)..........        17,278              18,799               18,884
     Mortgage-backed securities............         8,183               9,955                7,508
     State and Local Obligations (1).......         4,473               4,772                4,378
     FHLB stock............................         4,429               3,035                2,379
     Equity securities.....................         8,989               8,872                7,323
                                                    -----               -----                -----
       Total investment securities.........        43,352              49,693               49,882
     Interest-earning deposits.............         6,331               4,127               13,201
                                                    -----               -----               ------
       Total investments...................   $    49,683         $    53,820          $    63,083
                                              ===========         ===========          ===========

(1) Certain securities have call features which allows the issuer to call the security prior to maturity date.

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 2000.

                                                                           At December 31, 2000
                                                                           --------------------
                                         One Year or Less            One to Five Years             Five to Ten Years
                                         ----------------            -----------------             -----------------
                                                  Annualized                  Annualized                   Annualized
                                                   Weighted                    Weighted                     Weighted
                                     Carrying      Average       Carrying      Average       Carrying        Average
                                       Value        Yield          Value        Yield          Value          Yield
                                       -----        -----          -----        -----          -----          -----

Investment securities:
   U.S. Government agencies(1) ..   $    --           --%        $16,091       5.92%         $ 1,187         7.09%
   Mortgage-backed securities ...        --           --           1,561       5.51            1,950         5.76
   State and Local Obligations(1)       362         4.35             937       4.09            2,609         4.78
   FHLB Stock ...................        --           --              --          --              --           --
   Common and Preferred Stock ...        --           --              --          --              --           --
   Preferred Stock-FNMA .........        --           --              --          --              --           --
   Preferred Stock-FHLMC ........        --           --              --          --              --           --
                                     ------        -----         -------       -----           -----         ----
     Total ......................   $   362         4.35%        $18,589       5.79%          $5,746         5.59%
Interest-bearing deposits
   at the FHLB ..................     6,330         6.10              --         --               --           --
                                      -----        -----          ------       -----           -----         -----
      Total investments ..........  $ 6,692         6.01%        $18,589       5.79%         $ 5,746         5.59%
                                    =======         ====         =======       ====          =======         ====


                                                            At December 31, 2000
                                                            --------------------
                                        Over Ten Years                                 Total
                                        --------------                                 -----
                                                Annualized                                                Annualized
                                                 Weighted                                     Average      Weighted
                                    Carrying     Average         Carrying    Market           Life in      Average
                                      Value        Yield           Value      Value             Years        Yield
                                      -----        -----           -----      -----             -----        -----
                                                              (Dollars in thousands)
Investment securities:
   U.S. Government agencies(1) ..   $    --           --%        $17,278     $17,278              4          5.99%
   Mortgage-backed securities ...     4,672          6.16          8,183       8,183              4          5.94
   State and Local Obligations(1)       565          5.20          4,473       4,473              4          4.65
   FHLB Stock ...................        --            --          4,429       4,429                         7.10
   Common and Preferred Stock ...        --            --            464         464                         4.78
   Preferred Stock-FNMA .........        --            --          5,130       5,130                         6.48
   Preferred Stock-FHLMC ........        --            --          3,395       3,395                         5.73
                                      -----          ----          -----       -----                         ----

     Total ......................   $ 5,237          6.06%       $43,352     $43,352                         5.98%
Interest-bearing deposits
   at the FHLB ..................        --            --          6,330       6,330                         6.10
                                      -----          -----         -----       -----                         ----
     Total investments ..........   $ 5,237          6.06%       $49,682     $49,682                         5.99%
                                    =======          ====        =======     =======                         ====

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

         Deposits. During 2000, consumer and commercial deposits were attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, savings accounts, money market savings, certificates of deposit and individual retirement accounts. The Company also offers these products in its new market area which it now serves as a result of the Acquisition. See "Acquisition of Valley Financial Corp." Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company may pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. During 1999 and 2000, the Company became a more active bidder for public funds in the state of Iowa. As a result, public fund deposits totalled $15.8 million at December 31, 2000. The Company does not obtain retail funds through brokers through a solicitation of funds, nor by offering negotiated rates on certificates of deposit in excess of $100,000.

         Deposit Portfolio.   Deposits with the Company as of December 31, 2000,
were represented by the various types of deposit programs described below.

   Weighted                                                                                                 Percentage
   Average                                    Checking and                 Minimum                           of Total
Interest Rate   Original Term                Savings Deposits              Balance          Balances         Deposits
-------------   -------------                ----------------              -------          --------         --------
                                                                                          (Dollars in
                                                                                           thousands)

    0.00%        None                    Noninterest-bearing demand         $   50        $  6,071            2.32%
    1.25         None                    NOW accounts                           50          30,225           11.57
    1.83         None                    Savings accounts                       25          21,724            8.32
    4.92         None                    Money Market savings                2,500          24,519            9.39

                                         Certificates of Deposit
                                         -----------------------
    6.43         1-3 months              Fixed term, fixed rate             $1,000        $  2,114            0.81
    4.63         4-6 months              Fixed term, fixed rate              1,000           2,012            0.77
    6.83         7-9 months              Fixed term, fixed rate              1,000          11,330            4.34
    5.99        10-12 months             Fixed term, fixed rate              1,000          20,360            7.80
    6.01        13-24 months             Fixed term, fixed rate              1,000          64,793           24.82
    5.81        25-36 months             Fixed term, fixed rate              1,000          27,982           10.71
    6.45        37-48 months             Fixed term, fixed rate              1,000           3,454            1.32
    6.03        49-60 months             Fixed term, fixed rate              1,000          45,628           17.47
    6.30        61 months or greater     Fixed term, fixed rate              1,000             817            0.31
    4.75        Various                  Variable rate                         100             138            0.05
                                                                                           -------          ------
                                         Total certificates of deposit                    $261,167          100.00%
                                                                                          ========          ======

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

                                               Increase        Increase                     Increase        Increase
                                 Balance      (Decrease)      (Decrease)      Balance      (Decrease)      (Decrease)     Balance
                                12/31/00         %                 $         12/31/99           %               $        12/31/98
                                -------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Noninterest bearing demand.... $   6,071        (5.32)%      $    (341)    $    6,412          17.48%     $    954      $  5,458
NOW...........................    30,225         0.43              129         30,096           2.63          (813)       30,909
Savings account ..............    21,724       (15.90)          (4,106)        25,830           1.03          (269)       26,099
Money market savings..........    24,519        40.40            7,055         17,464          11.92        (2,364)       19,828
Certificates of deposit
  that mature:
    within 12 months..........    93,172       (20.71)         (24,343)       117,515          44.55        36,220        81,295
    within 12-36 months.......    61,972        17.58            9,265         52,707          18.86       (12,255)       64,962
    beyond 36 months..........    23,484        11.78            2,477         21,007          15.81          2,868       18,139
                                  ------        -----            -----         ------          -----          -----       ------
      Total................... $ 261,167        (3.64)%      $  (9,864)    $  271,031           9.87%     $ 24,341      $246,690
                               =========        =====        =========     ==========          ======      ========      ========


                                              Increase         Increase                     Increase       Increase
                                 Balance     (Decrease)       (Decrease)      Balance      (Decrease)     (Decrease)      Balance
                                12/31/98          %                $         12/31/97           %              $         12/31/96
                                -------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Noninterest bearing demand..  $    5,458        73.55%      $    2,313    $    3,145          38.24%      $    870      $  2,275
NOW.........................      30,909       113.80           16,452        14,457          22.27          2,633        11,824
Passbook savings............      26,099        52.45            8,979        17,120          (3.58)          (636)       17,756
Money market savings........      19,828       121.34           10,870         8,958          23.05          1,678         7,280
Certificates of deposit
  that mature:
    within 12 months........      81,295        99.44           40,533        40,762          10.25          3,790        36,972
    within 12-36 months.....      64,962        53.20           22,558        42,404          33.24         10,578        31,826
    beyond 36 months........      18,139        27.04            3,861        14,278         (34.47)        (7,511)       21,789
           --                     ------        -----            -----        ------         ------         ------        ------
       Total................  $  246,690     $  74.80%      $  105,566    $  141,124           8.79%      $  11,402     $129,722
                              ==========     ========       ==========    ==========         ======       =========     ========

         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                        At December 31,
                                 ------------------------------------------------------------
                                 2000                        1999                        1998
                                 ----                        ----                        ----
                                                        (In thousands)
Rate
----
3.99% or less.........     $        24                 $       688                 $       232
4.00-5.99%............          78,138                     154,231                     110,152
6.00-7.99%............         100,455                      36,300                      53,829
8.00% or greater......              11                          10                         183
                               -------                     -------                     -------
                           $   178,628                 $   191,229                 $   164,396
                           ===========                 ===========                 ===========

         The   following   table  sets  forth  the  amount  and   maturities  of
certificates of deposit at December 31, 2000.

                                                                   Amount Due
                           --------------------------------------------------------------------------------------
                           Less
                          Than 1         1-2           2-3          3-4           4-5          After 5
                           Year         Years         Years        Years         Years          Years         Total
                           ----         -----         -----        -----         -----          -----         -----
                                                               (In thousands)
Rate
----
3.99% or less......    $     24       $     --      $     --     $     --      $     --      $     --      $     24
4.00-5.99%               46,225         11,553         9,270        8,227         2,861             2         78,138
6.00-7.99%.........      46,923         31,946         9,192        2,190         9,996           208        100,455
8.00% or greater...          --             11            --           --            --            --             11
----                     ------         ------        ------       ------        ------        ------        -------
                       $ 93,172       $ 43,510      $ 18,462     $ 10,417      $ 12,857      $    210      $ 178,628
                       ========       ========      ========     ========      ========      ========      =========

         The following table indicates the amount of the Company's certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2000. This amount does not include savings accounts of greater than $100,000, which totalled approximately $697,000 at December 31, 2000.

                                                     Certificates
                                                    of Deposit over

             Remaining Maturity                        $100,000
-------------------------------------------------   ---------------
                                                    (In thousands)

Three months or less.............................    $   6,955
Three through six months.........................        4,944
Six through twelve months........................        7,995
Over twelve months...............................       10,437
                                                        ------
  Total..........................................    $  30,331
                                                     =========

         The following table sets forth the savings activities of the Company for the periods indicated:

                                                                 Year Ended December 31,
                                                 ----------------------------------------------------
                                                 2000                   1999                  1998
                                                 ----                   ----                  ----
                                                                  (In thousands)
Net increase (decrease) before interest
    credited and deposits acquired.........  $  (18,730)           $   15,582             $   (2,943)
Effect of Valley Financial Acquisition.....          --                    --                 99,269
Interest credited..........................       8,866                 8,758                  9,240
                                                  -----                 -----                  -----
    Net increase (decrease) in deposits....  $   (9,864)           $   24,340             $  105,566
                                             ==========            ==========             ==========

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

         In conjunction with the Bank's conversion from mutual to stock form in 1994, the Bank established an Employee Stock Ownership Plan (the "ESOP") for eligible employees. The ESOP borrowed $960,000 from an unrelated third party lender to finance the purchase of 104,075 shares of the Bank's common stock. Collateral for such loan consisted of the common stock held by the ESOP. The term of the loan was 10 years. The ESOP also borrowed funds in the amount of $840,000 from the Holding Company to purchase 84,000 shares of the Holding Company's Common Stock issued in the reorganization of the Bank and the MHC to the stock holding company form in 1996. In September 1996, these two loans were consolidated into a single loan from the Holding Company to the ESOP.

                                                                      For the
                                                              Year Ended December 31,
                                            ---------------------------------------------------------
                                                2000                    1999                  1998
                                                ----                    ----                  ----
                                                              (Dollars in thousands)
Weighted average rate paid on: (1)
      FHLB advances..................            6.20%                    5.62%                 5.81%
FHLB advances:
      Maximum balance................      $   88,572               $   60,691            $   42,550
      Average balance................          71,570                   43,711                33,980
Weighted average rate paid on:

      Other borrowings...............            1.00%                    1.00%                 1.00%
Other borrowings:
      Maximum balance................      $       34               $       38            $       42
      Average balance................              32                       36                    40

(1)      Calculated using monthly weighted average interest rates.

Title Abstract Business

         A component of the Company's operating strategy is to increase non-interest income, primarily through the expansion of the abstract company business conducted through a wholly owned subsidiary, First Iowa Title Services Inc. ("First Iowa"). First Iowa currently provides real estate title abstracting services in Webster, Boone and Jasper counties. These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate. This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels. The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company. Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise. Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market, but the cost of this insurance may not be passed on to the borrower. First Iowa had 15 employees as of December 31, 2000.

Insurance and Annuity Business

         The Company has another wholly-owned subsidiary, First Federal Investment Services, Inc. (formerly known as First Financial Service Corporation) ("First Federal Investments"), which the Company began in 1971. First Federal Investments activities include the sale of life insurance on mortgage loans, and credit life and accident and health insurance on consumer loans made by the Company. In addition, First Federal Investments sells life insurance annuity products and mutual funds. In connection with the Acquisition, the Bank acquired Valley Services, Inc., which was merged into First Federal Investments. First Federal Investments has no employees. The subsidiary has executed a management agreement with the Company which provides its management and staff.

Mortgage Company Business

        First Iowa Mortgage, Inc. was acquired as a part of the Acquisition of Valley Financial and is a wholly-owned subsidiary of the Bank. First Iowa
Mortgage, Inc. originates first mortgage loans and subsequently sells these loans and the mortgage servicing rights to investors. First Iowa Mortgage, Inc. currently operates in the Bank's office in Ames, Iowa. First Iowa Mortgage, Inc. had 3 employees at December 31, 2000.

Multifamily Apartment Building

         On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership with the Fort Dodge Housing Corporation ("FDHC"), a non-profit Iowa corporation formed to acquire, develop and manage low-and moderate- income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge. The Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. A 44-unit apartment complex was completed on February 1, 1997. The tax credits for the year ended December 31, 2000 are approximately $154,000. The tax credits will continue for a six-year period.

Personnel

         At December 31, 2000, the Company had 103 full-time and 28 part-time employees (including the 15 employees of First Iowa and the 3 employees at First Iowa Mortgage, Inc.). None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

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

                                   REGULATION
General

         The Bank is a federal savings bank subject to the regulation, examination and supervision by the OTS and is subject to the examination and supervision of the Federal Deposit Insurance Corporation ("FDIC") as its deposit insurer. The Bank is a member of the SAIF, and its deposit accounts are insured up to applicable limits by the FDIC. All of the deposit premiums paid by the Bank to the FDIC for deposit insurance are currently paid to the SAIF. The Bank is also a member of the FHLB of Des Moines, which is one of the 12 regional FHLBs. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS and the FDIC conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Holding Company, as a savings and loan holding company, files certain reports with, and otherwise complies with, the rules and regulations of the OTS and of the SEC under the federal securities laws.

         The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank, and their operations and stockholders.

         On November 12, 1999, President Clinton signed into law landmark financial services legislation, titled the Gramm-Leach-Bliley Act ("GLB Act"). The GLB Act repeals depression-era laws restricting affiliations among banks, securities firms, insurance companies and other financial services providers. The impact of the GLB Act on the Company and the Bank, where relevant, is discussed throughout the regulation section below.

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

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "-- Regulation of Federal Savings Associations -- QTL Test" for a discussion of the QTL requirements.

         In addition, for grandfathered savings and loans companies (such as the Company), the GLB Act prohibits the sale of such entities to nonfinancial companies. This prohibition is intended to restrict the transfer of grandfathered rights to other entities and, thereby, prevent evasion of the limitation on the creation of new unitary savings and loan holding companies.

           The Company believes that the GLB Act will not have a material adverse effect on its operations in the near-term. However, to the extent that it permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer a wider variety of financial services than the Company currently offers and that can aggressively compete in the markets that the Company currently serves.

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

Federal Securities Laws

         The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

         Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. For the year ended December 31, 2000, the Bank imposed a $2.5 million limit on the aggregate size of loans to any one borrower. Any exception to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Bank's legal lending limit. At December 31, 2000, the Bank's largest aggregate amount of loans to one borrower was $2.5 million, and the second largest borrower had an aggregate balance of $2.0 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         QTL Test. HOLA requires a savings association to meet a QTL test. Under the QTL test, a savings association is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least 9 months of the most recent 12-month period. "Portfolio assets" means, in general, an association's total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets, and (iii) the value of property used to conduct the association's business. "Qualified thrift investments" includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of an association's portfolio assets. Recent legislation broadened the scope of "qualified thrift investments" to include 100% of an institution's credit card loans, education loans, and small business loans. A savings association may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. At December 31, 2000, the Bank maintained 90.9% of its portfolio assets in qualified thrift investments, and it had more than 65% of its portfolio assets in qualified thrift investments in the requisite number of the prior 12 months. A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter.

         Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System, and a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

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

         The OTS and the other federal banking agencies are required to take into account interest rate risk ("IRR") in their risk-based capital standards. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred the implementation of the IRR component in the computation of an institution's risk-based capital requirement. The OTS continues to monitor the IRR of individual institutions and retains the right to impose additional capital on individual institutions. At December 31, 2000, the Bank was not required to maintain any additional risk-based capital under this regulation.

         At December 31, 2000, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2000:

                                                                           Capital
                                                      Bank              Requirements         Excess Capital
                                                    ------              ------------         --------------
                                                                       (In thousands)
Tangible capital.............................    $  28,456               $   5,732             $  22,724
Core capital.................................       28,456                  11,464                16,992
Risk-based capital...........................       31,241                  17,830                13,411

         A reconciliation between regulatory capital and GAAP capital at December 31, 2000 in the accompanying financial statements is presented below:

                                                  Tangible Capital         Core Capital        Risk-based Capital
                                                  ----------------         ------------        ------------------
                                                                          (In thousands)
GAAP capital...................................      $ 34,649                $ 34,649              $ 34,649
Intangible assets..............................        (6,368)                 (6,368)               (6,368)
Unrealized loss on certain available for sale
  assets.......................................           175                     175                   175
Allowance for loan losses includable
  in supplementary capital.....................            --                      --                 2,785
                                                     --------                --------              --------
Regulatory capital.............................      $ 28,456                $ 28,456              $ 31,241
                                                     ========                ========              ========

         Limitation on Capital Distributions. Under OTS capital distribution regulations, certain savings associations are permitted to pay capital distributions during a calendar year that do not exceed the association's net income for that year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. However, a savings association subsidiary of a savings and loan holding company, such as the Bank, will continue to have to file a notice unless the specific capital distribution requires an application. In addition, the OTS can prohibit a proposed capital distribution, otherwise permissible under the regulation, if the OTS has determined that the association is in need of more than normal supervision or if it determines that a proposed distribution by an association would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, the Bank would be prohibited from making any capital distribution if, after the distribution, the Bank failed to meet its minimum capital requirements, as described below. See "Prompt Corrective Regulatory Action."

         Liquidity. The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4.0% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 4.0%. Monetary penalties may be imposed for failure to meet these liquidity requirements. At December 31, 2000, the Bank's liquidity position was $26.0 million or 8.27% of liquid assets, compared to $31.7 million or 10.84% at December 31, 1999.

         Assessments. Savings associations are required by OTS regulation to pay assessments to the OTS to fund the operations of the OTS. The general assessment, paid on a semi-annual basis, is computed by totaling three components: the size of the association, on which the basic assessment would be based; the association's supervisory condition, which would result in an additional assessment based of a percentage of the basic assessment for any savings institution with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and the complexity of the association's operations, which would result in an additional assessment based of a percentage of the basic assessment for any savings association that managed over $1 billion in trust assets, serviced for others loans aggregating more than $1 billion, or had certain off-balance sheet assets aggregating more than $1 billion. In order to avoid a disproportionate impact on the smaller savings institutions, which are those whose total assets never exceeded $100 million, the new regulations provide that the portion of the assessment based on assets size will be lesser of the assessment under the amended regulations or the regulations before the amendment.

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

           The CRA regulations establish an assessment system that bases an associations rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefitting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

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

         Prompt Corrective Regulatory Action. FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, based upon the five categories of institutions established by FDICIA: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," which are categories defined by the institution's regulatory capital ratios. Generally, a capital restoration plan must be filed with the OTS within 45 days of the date an association receives notice that it is "undercapitalized," "significantly undercapitalized," or
"critically undercapitalized." In addition, various mandatory supervisory actions become immediately applicable to any undercapitalized institution, including restrictions on growth of assets and other forms of expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Generally, subject to a narrow exception, FDICIA requires the applicable banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. Under the OTS regulations, generally, a federally chartered savings association is treated as well capitalized if its total risk-based capital ratio is 10% or greater, its Tier 1 risk-based capital ratio is 6% or greater, and its leverage ratio is 5% or greater, and it is not subject to any order or directive by the OTS to meet a specific capital level. As of December 31, 2000, the Association met the criteria for being considered "well capitalized" by the OTS.

         Where appropriate, the OTS can impose corrective action by a savings and loan holding company under the "prompt corrective action" provisions of FDICIA.

         Insurance of Deposit Accounts. The Bank is a member of the SAIF, and the Bank pays its deposit insurance assessments to the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund, which primarily insures the deposits of banks and state chartered savings banks.

         Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depositary institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information as of the quarter ending three months before the beginning of the assessment period. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.

         In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212 of insured deposits to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Des Moines. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 2000 of $4.4 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would be affected.

         Under the GLB Act, membership in the FHLB is now voluntary for all federally-chartered savings associations, such as the Bank. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized:
Class A (redeemable on 6-months notice) and Class B (redeemable on 5-years notice).

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

         New Privacy Regulations. Pursuant to the GLB Act, the OTS has published final regulations implementing the privacy protection provisions of the GLB Act. These regulations, effective on November 13, 2000 with full compliance required by July 1, 2001, require each financial institution to adopt procedures to protect customers' "nonpublic personal information." The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank will be required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and intends to review and amend that policy, if necessary, for compliance with the regulations.

         ATM Fees. The GLB Act also requires the Bank to disclose, on its ATM machines and to its customers upon the issuance of an ATM card, any fees that may be imposed on ATM users. For older ATMs, the Bank will have until December 31, 2004 to provide such notices.

ITEM 2.           PROPERTIES

         The Company conducts its business through its main office located in Fort Dodge, Iowa and seven full-service offices located in Fort Dodge, Nevada, Ames, Perry, Burlington and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa Title Services and First Iowa Mortgage, Inc. at December 31, 2000. All of the offices of the Company are owned. In addition to the properties listed below, First Federal Investments owns land and an office building in Fort Dodge, Iowa with a net book value of $322,000 and Northridge Apartments Limited Partnership owns a multifamily apartment building with a net book value of $1.8 million at December 31, 2000. The aggregate net book value of the Company's premises and equipment, on a consolidated basis was $6.7 million at December 31, 2000.

                                                          Lease
       Location                  Opening Date        Expiration Date             Net Book Value
       --------                  ------------        ---------------             --------------

       Main Office:
       825 Central Avenue             1973                 N/A                  $  1,056,101
       Fort Dodge, Iowa

       Branch Offices:
       201 South 25th Street          1977                 N/A                  $    258,026
       Fort Dodge, Iowa

       404 Lincolnway                 1977                 N/A                  $    504,965
       Nevada, Iowa

       316 South Duff                 1977                 N/A                  $  1,973,966
       Ames, Iowa

       1st Avenue and Hwy 141         1999                 N/A                  $    900,898
       Perry, Iowa

       321 North Third Street         1953                 N/A                  $    565,305
       Burlington, Iowa

       1010 North Roosevelt           1975                 N/A                  $    813,792
       Burlington, Iowa

       102 South Main                 1991                 N/A                  $    228,208
       Mount Pleasant, Iowa

       First Iowa Offices:
       628 Central Avenue             1982                 N/A                  $     44,652
       Fort Dodge, Iowa

       814 8th Street                 1996                 2003 (1)             $     35,702
       Boone, Iowa

       200 1st Street South           1996                 2003 (1)             $     34,662
       Newton, Iowa


       First Iowa Mortgage Office:    1998                 N/A                  $     22,005
       316 South Duff
       Ames, Iowa

(1)  Does not include option to renew for an additional 5 years.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings in the aggregate are believed by management to be immaterial to the Company's financial condition and results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS

         The information required by this Item is incorporated herein by reference to page 63 of the Company's 2000 Annual Report to Shareholders under the heading "Shareholder Information," which section is included in Exhibit 13.1 to this Annual Report.

ITEM 6.           SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to page 4 of the Company's 2000 Annual Report to Shareholders under the heading "Selected Financial Data," which section is included in Exhibit 13.1 to this Annual Report.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

         The  information  required  by this  Item  is  incorporated  herein  by reference to pages 7 through 26 of the Company's 2000 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is included in
Exhibit 13.1 to this Report.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference to pages 12 through 14 of the Company's 2000 Annual Report to Shareholders under the heading "Discussion of Market Risk--Interest Rate Sensitivity Analysis," which section is included in Exhibit 13.1 to this Report.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to pages 28 through 60 of the Company's 2000 Annual Report to Shareholders under the headings "Independent Auditor's Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which section are included in Exhibit 13.1 to this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors and Executive Officers of the Registrant is included under the headings "Information with Respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2001, which has been filed with the SEC and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

         Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2001, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         Information relating to security ownership of certain beneficial owners and management is included under the headings "Principal Shareholders of the Company" and "Security Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2001, which has been filed with the SEC and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is included under the heading "Transaction with Certain Related Persons" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2001, which has been filed with the SEC and is incorporated herein by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements, Schedules and Exhibits

         1. The consolidated balance sheets of North Central Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, equity and cash flows for the years ended December 31, 2000, 1999 and 1998, together with the related notes and the independent auditor's report of McGladrey & Pullen, LLP, independent certified public accounts.

         2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

         3.       See Exhibit Index on following page.

(b)      Reports on Form 8-K filed during the last quarter of 2000

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

  3.3      Amendment to Article IV of the Bylaws of North Central Bancshares, Inc.

  4.1      Federal Stock Charter of First Federal Savings Bank of Iowa (formerly            *
           known as First Federal Savings Bank of Fort Dodge)

  4.2      Bylaws of First Federal Savings Bank of Iowa (formerly known as First
           Federal Savings Bank of Fort Dodge).                                             *

  4.3      Specimen Stock Certificate of North Central Bancshares, Inc.                     *

  4.4      Amendment to Article III of the Bylaws of First Federal Savings Bank of Iowa

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

 10.6      Form of Employment Agreement between North Central Bancshares, Inc.              *
           and David M. Bradley

 10.8      North Central Bancshares, Inc. 1996 Stock Option Plan                           ***

 10.9      Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option        *****
           Plan

 13.1      Annual Report to security holders

 21.1      Subsidiaries of the Registrant                                                   *

 23.1      Consent of McGladrey & Pullen, LLP

 99.1      Press Release dated October 27, 2000

 99.2      Press Release dated November 29, 2000

 99.3      Press Release dated January 22, 2001

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

                                              North Central Bancshares, Inc.

Date:  March 21, 2001                         /s/ David M. Bradley
                                              --------------------
                                              By: David M. Bradley
                                              Chairman, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                              Title                           Date
       ----                              -----                           ----
/s/ David M. Bradley           President, Chief Executive              03/21/01
--------------------           Officer, Director,and Chairman
David M. Bradley               of the Board(principal executive
                               officer)


/s/ John L. Pierschbacher      Treasurer                               03/21/01
-------------------------      (principal accounting and
John L. Pierschbacher          financial officer)


/s/ Robert H. Singer, Jr.      Director                                03/21/01
-------------------------
Robert H. Singer, Jr.

/s/ KaRene Egemo               Director                                03/21/01
----------------
KaRene Egemo

/s/ Howard A. Hecht            Director                                03/21/01
-------------------
Howard A. Hecht

/s/ Melvin R. Schroeder        Director                                03/21/01
-----------------------
Melvin R. Schroeder

/s/ Mark M. Thompson           Director                                03/21/01
--------------------
Mark M. Thompson

/s/ Craig R. Barnes            Director                                03/21/01
-------------------
Craig R. Barnes

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

  3.3      Amendment to Article IV of the Bylaws of North Central Bancshares, Inc.

  4.1      Federal Stock Charter of First Federal Savings Bank of Iowa (formerly            *
           known as First Federal Savings Bank of Fort Dodge)

  4.2      Bylaws of First Federal Savings Bank of Iowa (formerly known as First
           Federal Savings Bank of Fort Dodge).                                             *

  4.3      Specimen Stock Certificate of North Central Bancshares, Inc.                     *

  4.4      Amendment to Article III of the Bylaws of First Federal Savings Bank of Iowa

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

 10.6      Form of Employment Agreement between North Central Bancshares, Inc.              *
           and David M. Bradley

 10.8      North Central Bancshares, Inc. 1996 Stock Option Plan                           ***

 10.9      Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option        *****
           Plan

 13.1      Annual Report to security holders

 21.1      Subsidiaries of the Registrant                                                   *

 23.1      Consent of McGladrey & Pullen, LLP

 99.1      Press Release dated October 27, 2000

 99.2      Press Release dated November 29, 2000

 99.3      Press Release dated January 22, 2001

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

***** Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 31, 1998.
                                      -35-