Form 10-Q
period 2001-03-31
NORTH CENTRAL BANCSHARES INC
filed 2001-05-14
CIK 1005188

>                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to ________________

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Iowa                                          42-1449849
   --------------------------------                    ----------------------
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_     No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                        Outstanding at May 3, 2001
--------------------------------------------------------------------------------

Common Stock, $.01 par value                                  1,833,480

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX

                                                                        Page

Part I.  Financial Information

            Item 1.   Consolidated Condensed
            Financial Statements (Unaudited)                             1 to 3

            Consolidated Condensed Statements of
            Financial Condition at March 31, 2001
             (Unaudited) and December 31, 2000                           1

            Consolidated Condensed Statements of
            Income for the three months ended
            March 31, 2001 and 2000 (Unaudited)                          2

            Consolidated Condensed Statements of
            Cash Flows for the three months ended
            March 31, 2001 and 2000 (Unaudited)                          3

            Notes to Consolidated Condensed Financial
            Statements                                                   4

            Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations             5 to 9

            Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                            9

Part II.    Other Information

            Items 1 through 6                                            10

            Signatures                                                   11

            Exhibits

                          PART I. FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                   March 31,       December 31,
ASSETS                                                                               2001             2000
                                                                               -------------    -------------
                                                                                (Unaudited)
Cash and due from banks:
   Interest-bearing                                                            $   9,559,110    $   6,330,525
   Noninterest-bearing                                                             2,027,359        2,519,201
Securities available-for-sale                                                     37,346,423       43,351,850
Loans receivable, net                                                            314,309,467      318,025,782
Loans held for sale                                                                2,568,519          498,387
Accrued interest receivable                                                        2,091,866        2,257,153
Foreclosed real estate                                                               113,977           63,866
Premises and equipment, net                                                        6,859,981        6,660,783
Rental real estate                                                                 1,736,667        1,757,014
Title plant                                                                          925,256          925,256
Goodwill                                                                           5,325,018        5,443,091
Deferred taxes                                                                       407,088          556,913
Income taxes receivable                                                                 --            209,995
Prepaid expenses and other assets                                                    490,014          397,970
                                                                               -------------    -------------

   Total assets                                                                $ 383,760,745    $ 388,997,786
                                                                               =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                    $ 266,895,563    $ 261,166,646
   Borrowed funds                                                                 77,061,498       88,592,226
   Advances from borrowers for taxes and insurance                                   899,226        1,318,069
   Dividends payable                                                                 284,607          240,235
   Income taxes payable                                                              463,801             --
   Accrued expenses and other liabilities                                          1,682,895        1,282,495
                                                                               -------------    -------------

     Total liabilities                                                           347,287,590      352,599,671
                                                                               -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock ($.01 par value, authorized 3,000,000 shares,
     issued and outstanding none)                                                       --               --
   Common stock ($.01 par value, authorized 15,500,000 shares;
     issued and outstanding 4,011,057)                                                40,111           40,111
   Additional paid-in capital                                                     38,413,721       38,378,315
   Retained earnings, substantially restricted                                    34,053,069       33,345,852
   Accumulated other comprehensive income (loss)                                     135,869         (247,340)
   Less cost of treasury stock, 2001 2,153,677 shares; 2000 2,099,177 shares     (35,565,724)     (34,471,911)
   Unearned shares, employee stock ownership plan                                   (603,891)        (646,912)
                                                                               -------------    -------------
     Total stockholders' equity                                                   36,473,155       36,398,115
                                                                               -------------    -------------

     Total liabilities and stockholders' equity                                $ 383,760,745    $ 388,997,786
                                                                               =============    =============

            See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                            2001        2000
                                                        -----------------------
Interest income:
   Loans receivable                                     $6,373,033   $5,736,906
   Securities and cash deposits                            667,520      793,355
                                                        ----------   ----------
                                                         7,040,553    6,530,261
                                                        ----------   ----------
Interest expense:
   Deposits                                              3,132,595    2,951,575
   Borrowed funds                                        1,248,818      834,356
                                                        ----------   ----------
                                                         4,381,413    3,785,931
                                                        ----------   ----------

   Net Interest Income                                   2,659,140    2,744,330

Provision for loan losses                                   30,000       30,000
                                                        ----------   ----------

Net interest income after provision for loan losses      2,629,140    2,714,330
                                                        ----------   ----------
Noninterest income:
   Fees and service charges                                408,806      353,826
   Abstract fees                                           302,272      303,774
   Mortgage banking fees                                   108,763       38,564
   Gain on sale of securities available for sale, net          800         --
   Other income                                            217,935      259,120
                                                        ----------   ----------

      Total noninterest income                           1,038,576      955,284
                                                        ----------   ----------
Noninterest expense:
   Salaries and employee benefits                        1,099,846    1,042,815
   Premises and equipment                                  297,145      236,921
   Data processing                                         105,580      113,429
   SAIF deposit insurance premiums                          12,836       13,825
   Goodwill amortization                                   118,073      118,073
   Other expenses                                          540,379      587,630
                                                        ----------   ----------

      Total noninterest expense                          2,173,859    2,112,693
                                                        ----------   ----------

Income before income taxes                               1,493,857    1,556,921

Provision for income taxes                                 512,719      549,817
                                                        ----------   ----------

Net Income                                              $  981,138   $1,007,104
                                                        ==========   ==========

Basic earnings per common share                         $     0.53   $     0.48
                                                        ==========   ==========

Earnings per common share- assuming dilution            $     0.51   $     0.47
                                                        ==========   ==========

Dividends declared per common share                     $     0.15   $    0.125
                                                        ==========   ==========

Comprehensive income                                    $1,364,347   $  743,734
                                                        ==========   ==========

            See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                          2001           2000
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $    981,138    $  1,007,104
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                              30,000          30,000
   Depreciation                                                                          167,772         138,496
   Amortization and accretion                                                            148,295         132,256
   Deferred taxes                                                                        (78,885)         60,990
   Effect of contribution to employee stock ownership plan                                88,129          71,008
   (Gain) on sale of foreclosed real estate and loans, net                               (18,061)         (6,776)
   (Gain) on sale of securities available for sale                                          (800)           --
   (Gain) loss on impairment and disposal of equipment and premises, net                     396             (30)
   Proceeds from sales of loans held for sale                                          7,736,192       2,442,334
   Originations of loans held for sale                                                (9,806,324)     (2,460,030)
   Change in assets and liabilities:
     Accrued interest receivable                                                         165,287          33,310
     Income taxes receivable                                                             209,995            --
     Prepaid expenses and other assets                                                   (92,044)       (347,638)
     Income taxes payable                                                                463,801         485,184
     Accrued expenses and other liabilities                                              400,400         167,550
                                                                                    ------------    ------------

         Net cash provided by operating activities                                       395,291       1,753,758
                                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in loans                                                    4,765,257      (3,868,878)
   Purchase of loans                                                                  (1,126,469)     (3,561,000)
   Proceeds from sales of securities available-for-sale                                   11,400            --
   Purchase of securities available-for-sale                                          (5,499,000)       (148,600)
   Proceeds from maturities of securities available-for-sale                          12,091,001       1,670,549
   Purchase of premises and equipment and rental real estate                            (350,355)       (381,867)
   Proceeds from sale of equipment                                                         3,336              30
   Other                                                                                    --             5,849
                                                                                    ------------    ------------

        Net cash provided by (used in) investing activities                            9,895,170      (6,283,917)
                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                 5,728,917      (2,113,805)
   (Decrease) in advances from borrowers for taxes and insurance                        (418,843)       (414,192)
   Net change in short-term borrowings                                                (5,000,000)      2,000,000
     Proceeds from other borrowed funds                                                3,000,000       7,000,000
   Payments of other borrowings                                                       (9,530,728)     (4,029,159)
   Purchase of treasury stock                                                         (1,093,813)     (3,377,438)
   Dividends paid                                                                       (229,547)       (215,664)
   Other                                                                                  (9,704)         (5,409)
                                                                                    ------------    ------------

        Net cash (used in) financing activities                                       (7,553,718)     (1,155,667)
                                                                                    ------------    ------------

        Net increase (decrease) in cash                                                2,736,743      (5,685,826)

CASH
   Beginning                                                                           8,849,726      12,668,678
                                                                                    ------------    ------------
   Ending                                                                           $ 11,586,469    $  6,982,852
                                                                                    ============    ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION Cash payments (receipts) for:
   Interest paid to depositors                                                      $  3,225,623    $  2,848,125
   Interest paid on borrowings                                                         1,300,368         814,833
   Income taxes                                                                          (82,192)          3,641

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended March 31, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,834,939 and 1,921,261, respectively. For the three month period ended March 31, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,090,636 and 2,127,790, respectively.

3.       DIVIDENDS

On February 23, 2001, the Company declared a cash dividend on its common stock, payable on April 6, 2001 to stockholders of record as of March 15, 2001, equal to $0.15 per share.

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

FINANCIAL CONDITION

Total assets decreased $5.2 million, or 1.3%, to $383.8 million at March 31, 2001 compared to $389.0 million at December 31, 2000. Interest bearing cash increased $3.2 million, or 51.0% to $9.6 million at March 31, 2001 from $6.3 million at December 31, 2000. Securities available for sale decreased $6.0 million, or 13.9% from $43.4 million at December 31, 2000 to $37.3 million at March 31, 2001, primarily due to $12.1 million of maturities, calls and sales, offset in part by increases in fair market value of $612,000 and purchases of $5.5 million of such securities. Total loans receivable, net, decreased by $3.7 million to $314.3 million at March 31, 2001 from $318.0 million at December 31, 2000, due primarily to originations of $14.0 million of first mortgage loans secured primarily by one-to four-family residences, purchases of $1.1 million of first mortgage loans secured primarily by one-to four-family and commercial real estate and originations of $6.7 million of second mortgage loans. These originations and purchases were offset in part by payments and prepayments of loans of approximately $21.1 million. Total deposits increased $5.7 million, or 2.2%, to $266.9 million at March 31, 2001 from $261.2 million at December 31, 2000, reflecting increases primarily in money market savings accounts and certificates of deposit accounts. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, decreased by $11.5 million from $88.6 million at December 31, 2000 to $77.1 million at March 31, 2001. Total stockholders' equity increased $75,000, to $36.5 million at March 31, 2001 from $36.4 million at December 31, 2000. See "Capital."

CAPITAL

The Company's total stockholders' equity increased by $75,000 to $36.5 million at March 31, 2001 from $36.4 million at December 31, 2000, primarily due to earnings and an increase in the accumulated other comprehensive income, which were offset in part by stock repurchases and dividends declared. The changes in stockholders' equity were also due to a decrease in the unearned shares from First Federal Savings Bank of Iowa's Employee Stock Ownership Plan (the "ESOP") to $604,000 at March 31, 2001 from $647,000 at December 31, 2000. The decrease in unearned shares resulted from the release of shares by the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2001, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2001 were as follows:

                                Amount        Percentage of Assets
                               --------       --------------------
                                   (dollars in thousands)
Tangible capital:
   Capital level               $ 28,714               7.63%
   Less Requirement               5,643               1.50%
                               --------             ------
   Excess                      $ 23,071               6.13%
                               ========             ======

Core capital:
   Capital level               $ 28,714               7.63%
   Less Requirement              15,049               4.00%
                               --------             ------
   Excess                      $ 13,665               3.63%
                               ========             ======

Risk-based capital:
   Capital level               $ 31,501              14.05%
   Less Requirement              17,933               8.00%
                               --------             ------
   Excess                      $ 13,568               6.05%
                               ========             ======

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first three months of 2001 and 2000, principal payments and repayments on loans totalled $21.1 million and $12.1 million, respectively. The net increase in deposits during the first three months of 2001 totalled $5.7 million. The proceeds from borrowed funds during the three months ended March 31, 2001 and 2000 totalled $3.0 million and $7.0 million, respectively. The net change in short-term borrowings during the three months ended March 31, 2000 totalled $2.0 million. During the first three months of 2001 and 2000, the proceeds from the maturities, calls and sales of securities totalled $12.1 million and $1.7 million, respectively. Cash provided from operating activities during the first three months of 2001 and 2000 totalled $395,000 and $1,754,000, respectively, of which $981,000 and $1,007,000, respectively, represented net income of the Company. The decrease in the cash provided by operations was due in part to an increase in the originations of loans held for sale for the three months ended March 31, 2001. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities (including decreases in deposits). During the first three months of 2001 and 2000, the Company's gross purchases and origination of loans totalled $24.6 million and $19.1 million, respectively. The purchase of securities available for sale for the three months ended March 31, 2001 and 2000 totalled $5.5 million and $149,000, respectively. The net decrease in deposits during the first three months of 2000 totalled $2.1 million. The repayment of borrowed funds during the first three months of 2001 and 2000 totalled $9.5 million and $4.0 million, respectively. The net change in short-term borrowings during the three months ended March 31, 2001 totalled $5.0 million. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company entered into a $2.0 million line of credit agreement on September 21, 2000 with another unaffiliated bank. The Company may use this line of credit to fund stock repurchases in the future and general corporate purposes. As of March 31, 2001, there were no borrowings outstanding on this line of credit.

Stockholders' equity totaled $36.5 million at March 31, 2001 compared to $36.4 million at December 31, 2000, reflecting the Company's earnings, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive loss. The Company repurchased 54,500 shares of common stock during the three months ended March 31, 2001 at an average price of $20.07.

On January 5, 2001, the Company paid a quarterly cash dividend of $0.125 per share on common stock outstanding as of the close of business on December 15, 2000, aggregating $240,000. On February 23, 2001, the Company declared a quarterly cash dividend of $0.15 per share payable on April 6, 2001 to shareholders of record as of the close of business on March 15, 2001, aggregating $285,000.

Interest Income. Interest income increased by $510,000 to $7.0 million for the three months ended March 31, 2001 compared to $6.5 million for the three months ended March 31, 2000. The increase in interest income was primarily due to increases in the average balance and average yield on interest earning assets. The average balance of interest earning assets increased $18.4 million to $367.8 million for the three months ended March 31, 2001 from $349.4 million for the three months ended March 31, 2000. This increase was primarily due to first mortgage loans, consumer loans and interest bearing cash, offset by a decrease in securities available for sale. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by multi-family, one-to four-family residential and commercial real estate loans, which were offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale reflects maturities, calls and sales, offset in part by increases in fair market value and purchases. The yield on interest earning assets increased to 7.68% for the three months ended March 31, 2001 from 7.49% for the three months ended March 31, 2000. The increase in average yields was due primarily to an increase in the average balance of loans as compared to the average balance of interest bearing assets, an increase in the average yield on loans, offset in part by a decrease in the average yield on securities available for sale. The average yield on loans increased to 8.02% for the three months ended March 31, 2001 from 7.79% for the three months ended March 31, 2000. The average yield on securities available for sale decreased to 5.47% for the three months ended March 31, 2001 from 5.84% for the three months ended March 31, 2000. The decrease in the average yield on securities available for sale was due in part to a change in the average yield on Federal Home Loan Bank stock. The average yield on the Federal Home Loan Bank stock for the three months ended March 31, 2001 and 2000 was 3.63% and 6.54%, respectively.

Interest Expense. Interest expense increased by $595,000 to $4.4 million for the three months ended March 31, 2001 compared to $3.8 million for the three months ended March 31, 2000. The increase in interest expense was primarily due to an increase in the average balance and average cost of interest bearing liabilities. The average balance of interest bearing liabilities increased $21.4 million to $340.8 million for the three months ended March 31, 2001 from $319.4 million for the three months ended March 31, 2000. This increase was due primarily to money market savings accounts and borrowed funds, offset by a decrease in savings accounts and certificates of deposit. The increase in money market funds was primarily due to the offering of a premium money market product. The increase in the borrowed funds was in part to fund the corresponding asset growth and stock repurchases. The decrease in the certificates of deposit was due in part to a decrease in the deposits of public funds. The average cost of interest bearing liabilities increased to 5.21% for the three months ended March 31, 2001 from 4.74% for the three months ended March 31, 2000. The increase in the average cost of interest bearing liabilities was due primarily to an increase in the average cost of certificates of deposit and borrowed funds resulting from the increase in market interest rates and the offering of a premium money market product.

Net Interest Income. Net interest income before the provision for loan losses decreased by $85,000 to $2,659,000 for the three months ended March 31, 2001 from $2,744,000 for the three months ended March 31, 2000. The decrease is due primarily to decreases in the interest rate spread and the ratio of average interest earning assets to average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.47% for the three months ended March 31, 2001 from 2.75% for the three months ended March 31, 2000. The ratio of average interest earning assets to average interest bearing liabilities for decreased to 107.93% for the three months ended March 31, 2001 from 109.40% for the three months ended March 31, 2000.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended March 31, 2001 and 2000, respectively.

                                                                        For the Three Months Ended March 31,
                                                 ----------------------------------------------------------------------------------
                                                                    2001                                      2000
                                                 ----------------------------------------------------------------------------------
                                                    Average                   Average          Average                    Average
                                                    Balance      Interest    Yield/Cost        Balance      Interest     Yield/Cost
                                                    -------      --------    ----------        -------      --------     ----------
                                                                                  (Dollars in thousands)
Assets:
 Interest-earning assets:
   Loans.....................................    $ 318,647     $   6,373          8.02%       $ 294,708     $   5,736         7.79%
   Securities available for sale.............       39,732           543          5.47           50,379           736         5.84
   Interest bearing cash.....................        9,398           124          5.36            4,297            58         5.36
                                                 ---------     ---------     ---------        ---------     ---------    ---------
     Total interest-earning assets...........      367,777     $   7,040          7.68%         349,384     $   6,530         7.49%
                                                               ---------     ---------                      ---------    ---------
 Noninterest-earning assets..................       18,952                                       17,841
                                                 ---------                                    ---------
     Total assets............................    $ 386,729                                    $ 367,225
                                                 =========                                    =========

Liabilities and Equity:
 Interest-bearing liabilities:
   NOW and money market savings..............    $  56,262     $     387          2.79%       $  46,751     $     247         2.12%
   Passbook savings..........................       21,448            97          1.84           25,952           130         2.01
   Certificates of deposit...................      179,800         2,648          5.97          189,738         2,575         5.44
   Borrowed funds............................       83,259         1,249          6.08           56,952           834         5.80
                                                 ---------     ---------     ---------        ---------     ---------    ---------
 Total interest-bearing liabilities..........      340,769     $   4,381          5.21%         319,393     $   3,786         4.74%
                                                               ---------     ---------                      ---------    ---------

 Noninterest-bearing liabilities.............        9,119                                       11,009
                                                 ---------                                    ---------
     Total liabilities.......................      349,888                                      330,402
 Equity......................................       36,841                                       36,823
                                                 ---------                                    ---------
     Total liabilities and equity ...........    $ 386,729                                    $ 367,225
                                                 =========                                    =========

Net interest income..........................                  $   2,659                                    $   2,744
                                                               =========                                    =========
Net interest rate spread.....................                                     2.47%                                       2.75%
                                                                             =========                                   =========
Net interest margin..........................                                     2.89%                                       3.14%
                                                                             =========                                   =========
Ratio of average interest-earning assets to
 average interest-bearing liabilities........                                   107.93%                                     109.39%
                                                                             =========                                   =========

Provision for Loan Losses. The Company's provision for loan losses was $30,000 for each of the three months ended March 31, 2001 and 2000, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multi-family and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $33,000 for the three months ended March 31, 2001 as compared to net charge offs of $18,000 for the three months ended March 31, 2000. The resulting allowance for loan losses was $2.8 million at March 31, 2001, December 31, 2000 and March 31, 2000. The level of nonperforming loans increased to $1.1 million at March 31, 2001 from $1.0 million at December 31, 2000 and from $762,000 at March 31, 2000. The increase in the nonperforming loans is due primarily to one commercial real estate mortgage loan in the amount of $489,000. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $83,000 to $1,039,000 for the three months ended March 31, 2001 from $955,000 for the three months ended March 31, 2000. The increase is due to increases in fees and services charges and mortgage banking income, offset in part by decreases in abstract fees and other income. Fees and services charges increased $55,000, primarily due to increases in overdraft fees. Mortgage banking income increased $70,000 due to an increase in loan originations. Other income decreased $41,000, primarily due to decreases in revenues from the sale of annuities and mutual funds, offset in part by an increase in revenues from the sale of insurance. Noninterest income for the three months ended March 31, 2001 reflects gains on the sales of securities available for sale of $800, while the three months ended March 31, 2000 does not include any gains on the sale of securities available for sale.

Noninterest Expense. Total noninterest expense increased by $61,000 to $2,174,000 for the three months ended March 31, 2001 from $2,113,000 for the three months ended March 31, 2000. The increase is due primarily to increases in salaries and employee benefits and premises and equipment, offset in part by a decrease in other expenses. The increase in salaries and employee benefits were due in part to normal salary increases, increases as a result of the employee stock ownership plan and normal cost increases. The increases in premises and equipment were due in part to increases in utility costs, real estate taxes and depreciation. The decrease in other expenses were primarily due to a one time fee paid to the State of Iowa in 2000, not paid in 2001. This fee was subsequently refunded in the second quarter of 2000. The Company's efficiency ratio for the three months ended March 31, 2001 and 2000 were 58.79% and 57.11%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended March 31, 2001 and 2000 were 2.25% and 2.30%, respectively.

Income Taxes. Income taxes decreased by $37,000 to $513,000 for the three months ended March 31, 2001 as compared to $550,000 for the three months ended March 31, 2000, primarily due to a decrease in net income before income taxes.

Net Income. Net income decreased by $26,000 to $981,000 for the three months ended March 31, 2001, as compared to $1,007,000 for the same period in 2000.


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk from December 31, 2000 as reported in Item 7A of the Annual Report on Form 10-K.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 10.1 Amendment number one to the North Central Bancshares, Inc.
                      Stock Option Plan

         Exhibit 99.1 Press  Release,  dated  February 23, 2001  (regarding the declaration of a dividend).

         Exhibit 99.2 Press Release, dated March 30, 2001 (regarding repurchase program).

         Exhibit 99.3 Press Release, dated April 20, 2001 (regarding 2001 1st
                      Quarter earnings)

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH CENTRAL BANCSHARES, INC.

DATE: May 14, 2001                 BY: /s/ David M. Bradley
                                       -----------------------------------------

                                       David M. Bradley, Chairman, President and
                                       Chief Executive Officer


DATE: May 14, 2001                      /s/ John L. Pierschbacher
                                        ----------------------------------------

                                       John L. Pierschbacher, CPA
                                       Principal Financial Officer