Form 10-Q
period 2001-06-30
NORTH CENTRAL BANCSHARES INC
filed 2001-08-14
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _______________


                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Iowa                                              42-1449849
          --------------------------------------------------------------
       (State or Other Jurisdiction of                (I. R. S. Employer
        Incorporation or Organization)                 Identification Number)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  _X_     No __


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                         Outstanding at August 3, 2001
   -------------------------------------------------------------------------

Common Stock, $.01 par value                       1,822,280

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                          Page

Part I.  Financial Information

                  Item 1.   Consolidated Condensed
                  Financial Statements (Unaudited)                       1 to 3

                  Consolidated Condensed Statements of
                  Financial Condition at June 30, 2001
                   (Unaudited) and December 31, 2000                     1

                  Consolidated Condensed Statements of
                  Income for the three and six months ended
                  June 30, 2001 and 2000 (Unaudited)                     2

                  Consolidated Condensed Statements of
                  Cash Flows for the six months ended
                  June 30, 2001 and 2000 (Unaudited)                     3

                  Notes to Consolidated Condensed Financial
                  Statements                                             4 to 5

                  Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations       6 to 12

                  Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                      12

Part II. Other Information

                  Items 1 through 6                                      13

                  Signatures                                             14

                  Exhibits

                          PART I. FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                                  June 30,       December 31,
ASSETS                                                                              2001            2000
                                                                               -------------    -------------
                                                                                (Unaudited)
Cash and due from banks:
   Interest-bearing                                                            $  11,559,457    $   6,330,525
   Noninterest-bearing                                                             2,399,941        2,519,201
Securities available-for-sale                                                     33,727,370       43,351,850
Loans receivable, net                                                            321,142,907      318,025,782
Loans held for sale                                                                1,751,727          498,387
Accrued interest receivable                                                        2,128,305        2,257,153
Foreclosed real estate                                                               113,977           63,866
Premises and equipment, net                                                        6,799,353        6,660,783
Rental real estate                                                                 1,716,319        1,757,014
Title plant                                                                          925,256          925,256
Goodwill                                                                           5,206,945        5,443,091
Deferred taxes                                                                       459,610          556,913
Income taxes receivable                                                                 --            209,995
Prepaid expenses and other assets                                                    518,751          397,970
                                                                               -------------    -------------

   Total assets                                                                $ 388,449,918    $ 388,997,786
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                    $ 271,903,991    $ 261,166,646
   Borrowed funds                                                                 77,026,226       88,592,226
   Advances from borrowers for taxes and insurance                                 1,448,419        1,318,069
   Dividends payable                                                                 272,697          240,235
   Income taxes payable                                                               47,432             --
   Accrued expenses and other liabilities                                          1,207,647        1,282,495
                                                                               -------------    -------------

     Total liabilities                                                           351,906,412      352,599,671
                                                                               -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock ($.01 par value, authorized 3,000,000 shares,
     issued and outstanding none)                                                       --               --
   Common stock ($.01 par value, authorized 15,500,000 shares;
     issued and outstanding 2001 4,021,557 shares; 2000 4,011,057 shares)             40,216           40,111
   Additional paid-in capital                                                     38,632,854       38,378,315
   Retained earnings, substantially restricted                                    34,900,710       33,345,852
   Accumulated other comprehensive income (loss)                                     134,969         (247,340)
   Less cost of treasury stock, 2001 2,204,277 shares; 2000 2,099,177 shares     (36,603,896)     (34,471,911)
   Unearned shares, employee stock ownership plan                                   (561,347)        (646,912)
                                                                               -------------    -------------
     Total stockholders' equity                                                   36,543,506       36,398,115
                                                                               -------------    -------------

     Total liabilities and stockholders' equity                                $ 388,449,918    $ 388,997,786
                                                                               =============    =============

            See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                       June 30,
                                                               2001            2000           2001            2000
                                                          ------------    ------------   ------------   -------------
Interest income:
   Loans receivable                                       $  6,344,461    $  5,972,166   $ 12,717,494    $ 11,709,072
   Securities and cash deposits                                577,961         759,024      1,245,481       1,552,379
                                                          ------------    ------------   ------------    ------------
                                                             6,922,422       6,731,190     13,962,975      13,261,451
                                                          ------------    ------------   ------------    ------------
Interest expense:
   Deposits                                                  3,086,479       2,998,314      6,219,074       5,949,889
   Borrowed funds                                            1,168,504       1,032,173      2,417,322       1,866,529
                                                          ------------    ------------   ------------    ------------
                                                             4,254,983       4,030,487      8,636,396       7,816,418
                                                          ------------    ------------   ------------    ------------

   Net Interest Income                                       2,667,439       2,700,703      5,326,579       5,445,033

Provision for loan losses                                       60,000          30,000         90,000          60,000
                                                          ------------    ------------   ------------    ------------

Net interest income after provision for loan losses          2,607,439       2,670,703      5,236,579       5,385,033
                                                          ------------    ------------   ------------    ------------
Noninterest income:
   Fees and service charges                                    471,470         380,361        880,276         734,187
   Abstract fees                                               378,302         353,976        680,574         657,750
   Mortgage banking fees                                       201,073          34,026        309,836          72,590
   (Loss) on sale of securities available for sale, net         (1,733)           --             (933)           --
   Other income                                                186,078         183,412        404,013         442,532
                                                          ------------    ------------   ------------    ------------

      Total noninterest income                               1,235,190         951,775      2,273,766       1,907,059
                                                          ------------    ------------   ------------    ------------
Noninterest expense:
   Salaries and employee benefits                            1,048,007         992,199      2,147,853       2,035,014
   Premises and equipment                                      289,359         244,534        586,504         481,455
   Data processing                                             117,219         116,107        222,799         229,536
   SAIF deposit insurance premiums                              12,451          14,109         25,287          27,934
   Goodwill amortization                                       118,072         118,072        236,145         236,145
   Other expenses                                              599,482         624,914      1,139,861       1,212,544
                                                          ------------    ------------   ------------    ------------

      Total noninterest expense                              2,184,590       2,109,935      4,358,449       4,222,628
                                                          ------------    ------------   ------------    ------------

Income before income taxes                                   1,658,039       1,512,543      3,151,896       3,069,464

Provision for income taxes                                     547,735         507,780      1,060,454       1,057,597
                                                          ------------    ------------   ------------    ------------

Net Income                                                $  1,110,304    $  1,004,763   $  2,091,442    $  2,011,867
                                                          ============    ============   ============    ============

Basic earnings per common share                           $       0.62    $       0.51   $       1.16    $       0.99
                                                          ============    ============   ============    ============

Earnings per common share- assuming dilution              $       0.59    $       0.50   $       1.10    $       0.98
                                                          ============    ============   ============    ============

Dividends declared per common share                       $       0.15    $      0.125   $       0.30    $       0.25
                                                          ============    ============   ============    ============

Comprehensive income                                      $  1,109,404    $  1,141,328   $  2,473,751    $  1,885,062
                                                          ============    ============   ============    ============

            See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                         2001            2000
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $  2,091,442    $  2,011,867
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                              90,000          60,000
   Depreciation                                                                          345,437         283,842
   Amortization and accretion                                                            309,002         289,019
   Deferred taxes                                                                       (131,415)         37,994
   Effect of contribution to employee stock ownership plan                               178,947         136,808
   (Gain) on sale of foreclosed real estate and loans, net                              (295,211)        (26,995)
   Loss on sale of securities available for sale                                             933            --
   Loss on impairment and disposal of equipment and premises, net                          5,121          29,820
   Proceeds from sales of loans held for sale                                         21,345,410       4,471,928
   Originations of loans held for sale                                               (22,303,539)     (4,684,245)
   Change in assets and liabilities:
     Accrued interest receivable                                                         128,848         (39,554)
     Income taxes receivable                                                             209,995            --
     Prepaid expenses and other assets                                                  (120,781)       (165,237)
     Income taxes payable                                                                 47,432         (34,287)
     Accrued expenses and other liabilities                                              (74,848)        148,629
                                                                                    ------------    ------------

         Net cash provided by operating activities                                     1,826,773       2,519,589
                                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in loans                                                   11,103,149      (9,874,897)
   Purchase of loans                                                                 (14,408,497)    (10,556,370)
   Proceeds from sales of securities available-for-sale                                  220,125            --
   Purchase of securities available-for-sale                                          (6,736,938)       (896,600)
   Proceeds from maturities of securities available-for-sale                          16,726,643       5,433,590
   Purchase of premises and equipment and rental real estate                            (466,809)     (1,113,912)
   Proceeds from sale of equipment                                                        18,376             180
   Other                                                                                    --            (1,982)
                                                                                    ------------    ------------

        Net cash provided by (used in) investing activities                            6,456,049     (17,009,991)
                                                                                    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                10,737,345      (5,189,285)
   Increase (decrease) in advances from borrowers for taxes and insurance                130,350         (72,989)
   Net change in short-term borrowings                                                (5,000,000)     17,000,000
   Proceeds from other borrowed funds                                                  3,000,000      15,000,000
   Payments of other borrowings                                                       (9,566,000)     (9,062,801)
   Purchase of treasury stock                                                         (2,131,985)     (3,960,563)
   Dividends paid                                                                       (504,121)       (462,133)
   Issuance of common stock                                                              170,965            --
   Other                                                                                  (9,704)         (5,409)
                                                                                    ------------    ------------

        Net cash provided by (used in) financing activities                           (3,173,150)     13,246,820
                                                                                    ------------    ------------

        Net increase (decrease) in cash                                                5,109,672      (1,243,582)

CASH
   Beginning                                                                           8,849,726      12,668,678
                                                                                    ------------    ------------
   Ending                                                                           $ 13,959,398    $ 11,425,096
                                                                                    ============    ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
   Interest paid to depositors                                                      $  6,294,220    $  5,900,010
   Interest paid on borrowings                                                         2,468,872       1,816,408
   Income taxes                                                                          934,442       1,053,890

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended June 30, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,777,141 and 1,870,053, respectively. For the six month period ended June 30, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,805,929 and 1,895,546, respectively. For the three month period ended June 30, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,966,800 and 1,995,014, respectively. For the six month period ended June 30, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 2,028,718 and 2,061,402, respectively.

3.       DIVIDENDS

On May 24, 2001, the Company declared a cash dividend on its common stock, payable on July 6, 2001 to stockholders of record as of June 15, 2001, equal to $0.15 per share.

4.       PRONOUNCEMENTS ISSUED NOT YET ADOPTED

In July, 2001, the Financial Accounting Standards Board issued two statements-Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

Statement 141:
         Eliminates the pooling method for accounting for business combinations. Requires that intangible assets that meet certain criteria be reported separately from goodwill.

         Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:
         Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

         Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

         Re-evaluate goodwill and other intangibles assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

         Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

         Write-off any remaining negative goodwill.

The Company has not yet completed its full assessment of the effects of these new pronouncements on its financial statements and so is uncertain as to the impact. The standards generally are required to be implemented by the Company in its 2002 financial statements.

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

FINANCIAL CONDITION

Total assets decreased $548,000, or 0.1%, to $388.4 million at June 30, 2001 compared to $389.0 million at December 31, 2000. Interest bearing cash increased $5.2 million, or 82.6% to $11.6 million at June 30, 2001 from $6.3 million at December 31, 2000. Securities available for sale decreased $9.6 million, or 22.2% from $43.4 million at December 31, 2000 to $33.7 million at June 30, 2001, primarily due to $16.9 million of maturities, calls and sales, offset in part by increases in fair market value of $611,000 and purchases of $6.7 million of such securities. Total loans receivable, net and loans held for sale, increased by $4.4 million to $322.9 million at June 30, 2001 from $318.5 million at December 31, 2000, due primarily to originations of $35.6 million of first mortgage loans secured primarily by one-to four-family residences, purchases of $14.4 million of first mortgage loans secured primarily by one-to four-family, multifamily and commercial real estate and originations of $13.5 million of second mortgage loans. These originations and purchases were offset in part by payments and prepayments of loans of approximately $43.6 million and loan sales of $20.7 million. Total deposits increased $10.7 million, or 4.1%, to $271.9 million at June 30, 2001 from $261.2 million at December 31, 2000, reflecting increases primarily in money market savings accounts and certificates of deposit accounts. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, decreased by $11.6 million from $88.6 million at December 31, 2000 to $77.0 million at June 30, 2001. Total stockholders' equity increased $145,000, to $36.5 million at June 30, 2001 from $36.4 million at December 31, 2000. See "Capital."

CAPITAL

The Company's total stockholders' equity increased by $145,000 to $36.5 million at June 30, 2001 from $36.4 million at December 31, 2000, primarily due to earnings and an increase in the accumulated other comprehensive income, which were offset in part by stock repurchases and dividends declared. The changes in stockholders' equity were also due to a decrease in the unearned shares from First Federal Savings Bank of Iowa's Employee Stock Ownership Plan (the "ESOP") to $561,000 at June 30, 2001 from $647,000 at December 31, 2000. The decrease in unearned shares resulted from the release of shares by the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 2001, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2001 were as follows:

                            Amount            Percentage of Assets
                            ------            --------------------
                                (dollars in thousands)
Tangible capital:
   Capital level          $  28,808                   7.55%
   Less Requirement           5,726                   1.50%
                          ---------                  -----
   Excess                 $  23,082                   6.05%
                          =========                  =====

Core capital:
   Capital level          $  28,808                   7.55%
   Less Requirement          15,269                   4.00%
                          ---------                  -----
   Excess                 $  13,539                   3.55%
                          =========                  =====

Risk-based capital:
   Capital level          $  31,581                  13.79%
   Less Requirement          18,320                   8.00%
                          ---------                  -----
   Excess                 $  13,261                   5.79%
                          =========                  =====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first six months of 2001 and 2000, principal payments and repayments on loans totalled $43.6 million and $26.3 million, respectively. The net increase in deposits during the first six months of 2001 totalled $10.7 million. The proceeds from borrowed funds during the six months ended June 30, 2001 and 2000 totalled $3.0 million and $15.0 million, respectively. The net change in short-term borrowings during the six months ended June 30, 2000 totalled $17.0 million. During the first six months of 2001 and 2000, the proceeds from the maturities, calls and sales of securities totalled $16.9 million and $5.4 million, respectively. Cash provided from operating activities during the first six months of 2001 and 2000 totalled $1.8 million and $2.5 million, respectively, of which $2.1 million and $2.0 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities (including decreases in deposits). During the first six months of 2001 and 2000, the Company's gross purchases and origination of loans totalled $69.9 million and $47.5 million, respectively. The increase in purchases and originations in due in part to lower market interest rates in 2001. The purchase of securities available for sale for the six months ended June 30, 2001 and 2000 totalled $6.7 million and $897,000, respectively. The net decrease in deposits during the first six months of 2000 totalled $5.2 million. The repayment of borrowed funds during the first six months of 2001 and 2000 totalled $9.6 million and $9.1 million, respectively. The net change in short-term borrowings during the six months ended June 30, 2001 totalled $5.0 million. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company entered into a $2.0 million line of credit agreement on September 21, 2000 with another unaffiliated bank. The Company may use this line of credit to fund stock repurchases in the future and general corporate purposes. As of June 30, 2001, there were no borrowings outstanding on this line of credit.

Stockholders' equity totaled $36.5 million at June 30, 2001 compared to $36.4 million at December 31, 2000, reflecting the Company's earnings, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive loss. The Company repurchased 105,100 shares of common stock during the six months ended June 30, 2001 at an average price of $20.29.

On April 6, 2001, the Company paid a quarterly cash dividend of $0.15 per share on common stock outstanding as of the close of business on March 15, 2001, aggregating $285,000. On May 24, 2001, the Company declared a quarterly cash dividend of $0.15 per share payable on July 6, 2001 to shareholders of record as of the close of business on June 15, 2001, aggregating $273,000.

Interest Income. Interest income increased by $191,000 to $6.9 million for the three months ended June 30, 2001 compared to $6.7 million for the three months ended June 30, 2000. The increase in interest income was primarily due to increases in the average balance and average yield on interest earning assets. The average balance of interest earning assets increased $5.6 million to $361.5 million for the three months ended June 30, 2001 from $355.8 million for the three months ended June 30, 2000. This increase was primarily due to first mortgage loans, consumer loans and interest bearing cash, offset by a decrease in securities available for sale. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by multi-family, one-to four-family residential and commercial real estate loans, which were offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale reflects maturities, calls and sales, offset in part by purchases. The yield on interest earning assets increased to 7.66% for the three months ended June 30, 2001 from 7.57% for the three months ended June 30, 2000. The increase in average yields was due primarily to an increase in the average balance of loans as compared to the average balance of interest bearing assets, an increase in the average yield on loans, offset in part by a decrease in the average yield on interest bearing cash. The average yield on loans increased to 7.96% for the three months ended June 20, 2001 from 7.85% for the three months ended June 30, 2000. The average yield on interest bearing cash decreased to 4.19% for the three months ended June 30, 2001 from 5.95% for the three months ended June 30, 2000.

Interest income increased by $702,000 to $14.0 million for the six months ended June 30, 2001 compared to $13.3 million for the six months ended June 30, 2000. The increase in interest income was primarily due to increases in the average balance and average yield on interest earning assets. The average balance of interest earning assets increased $12.3 million to $364.6 million for the six months ended June 30, 2001 from $352.3 million for the six month ended June 30, 2000. This increase was primarily due to first mortgage loans, consumer loans and interest bearing cash, offset by a decrease in securities available for sale. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by multi-family, one-to four-family residential and commercial real estate loans, which were offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale reflects maturities, calls and sales, offset in part by purchases. The yield on interest earning assets increased to 7.67% for the six months ended June 30, 2001 from 7.54% for the six months ended June 30, 2000. The increase in average yields was due primarily to an increase in the average balance of loans as compared to the average balance of interest bearing assets, an increase in the average yield on loans, offset in part by a decrease in the average yield on securities available for sale. The average yield on loans increased to 7.99% for the six months ended June 30, 2001 from 7.83% for the six months ended June 30, 2000. The average yield on securities available for sale decreased to 5.63% for the six months ended June 30, 2001 from 5.87% for the six months ended June 30, 2000. The decrease in the average yield on securities available for sale was due in part to a change in the average yield on Federal Home Loan Bank stock. The average yield on the Federal Home Loan Bank stock for the six months ended June 30, 2001 and 2000 was 4.09% and 6.51%, respectively. The average yield on interest bearing cash decreased to 4.74% for the six months ended June 30, 2001 from 5.65% for the six months ended June 30, 2000.

Interest Expense. Interest expense increased by $224,000 to $4.3 million for the three months ended June 30, 2001 compared to $4.0 million for the three months ended June 30, 2000. The increase in interest expense was primarily due to an increase in the average balance and average cost of interest bearing liabilities. The average balance of interest bearing liabilities increased $9.3 million to $338.4 million for the three months ended June 30, 2001 from $329.0 million for the three months ended June 30, 2000. This increase was due primarily to money market savings accounts and borrowed funds, offset by a decrease in savings accounts and certificates of deposit. The increase in money market funds was primarily due to the offering of a premium money market product. The increase in the borrowed funds was in part to fund the corresponding asset growth and stock repurchases. The decrease in the certificates of deposit was due in part to a decrease in the deposits of public funds. The average cost of interest bearing liabilities increased to 5.04% for the three months ended June 30, 2001 from 4.90% for the three months ended June 30, 2000. The increase in the average cost of interest bearing liabilities was due primarily to an increase in the average cost of certificates of deposit and borrowed funds resulting from the increase in market interest rates over the past twelve months.

Interest expense increased by $820,000 to $8.6 million for the six months ended June 30, 2001 compared to $7.8 million for the six months ended June 30, 2000. The increase in interest expense was primarily due to an increase in the average balance and average cost of interest bearing liabilities. The average balance of interest bearing liabilities increased $15.4 million to $339.6 million for the six months ended June 30, 2001 from $324.2 million for the six months ended June 30, 2000. This increase was due primarily to money market savings accounts and borrowed funds, offset by a decrease in savings accounts and certificates of deposit. The increase in money market funds was primarily due to the offering of a premium money market product. The increase in the borrowed funds was in part to fund the corresponding asset growth and stock repurchases. The decrease in the certificates of deposit was due in part to a decrease in the deposits of public funds. The average cost of interest bearing liabilities increased to 5.13% for the six months ended June 30, 2001 from 4.82% for the six months ended June 30, 2000. The increase in the average cost of interest bearing liabilities was due primarily to an increase in the average cost of certificates of deposit and borrowed funds resulting from the increase in market interest rates over the past twelve months and the offering of a premium money market product.

Net Interest Income. Net interest income before the provision for loan losses decreased by $33,000 to $2,667,000 for the three months ended June 30, 2001 from $2,701,000 for the three months ended June 30, 2000. The decrease is due primarily to decreases in the interest rate spread and the ratio of average interest earning assets to average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.62% for the three months ended June 30, 2001 from 2.67% for the three months ended June 30, 2000. The ratio of average interest earning assets to average interest bearing liabilities decreased to 106.83% for the three months ended June 30, 2001 from 108.15% for the three months ended June 30, 2000.

Net interest income before the provision for loan losses decreased by $118,000 to $5,327,000 for the six months ended June 30, 2001 from $5,445,000 for the six months ended June 30, 2000. The decrease is due primarily to decreases in the interest rate spread and the ratio of average interest earning assets to average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.54% for the six months ended June 30, 2001 from 2.72% for the six months ended June 30, 2000. The ratio of average interest earning assets to average interest bearing liabilities for decreased to 107.38% for the six months ended June 30, 2001 from 108.67% for the six months ended June 30, 2000.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and six month periods ended June 30, 2001 and 2000, respectively.

                                                                        For the Three Months Ended June 30,
                                               ----------------------------------------------------------------------------------
                                                                 2001                                        2000
                                               ----------------------------------------------------------------------------------
                                                Average                      Average         Average                    Average
                                                Balance      Interest      Yield/Cost        Balance      Interest     Yield/Cost
                                                -------      --------      ----------        -------      --------     ----------
                                                                             (Dollars in thousands)
Assets:
 Interest-earning assets:
   Loans.....................................  $ 318,889     $   6,344          7.96%       $ 304,360     $   5,972         7.85%
   Securities available for sale.............     32,132           469          5.83           47,341           697         5.89
   Interest bearing cash.....................     10,462           109          4.19            4,146            62         5.95
                                               ---------     ---------     ---------        ---------     ---------    ---------
     Total interest-earning assets...........    361,483     $   6,922          7.66%         355,847     $   6,731         7.57%
                                                             ---------     ---------                      ---------    ---------
 Noninterest-earning assets..................     22,318                                       18,201
                                               ---------                                    ---------
     Total assets............................  $ 383,801                                    $ 374,048
                                               =========                                    =========
Liabilities and Equity:
 Interest-bearing liabilities:
   NOW and money market savings..............  $  58,040     $     331          2.29%       $  46,324     $     259         2.25%
   Passbook savings..........................     21,807            94          1.72           25,783           129         2.01
   Certificates of deposit...................    181,343         2,662          5.89          189,009         2,610         5.54
   Borrowed funds............................     77,172         1,168          6.07           67,904         1,032         6.01
                                               ---------     ---------     ---------        ---------     ---------    ---------
 Total interest-bearing liabilities..........    338,362     $   4,255          5.04%         329,020     $   4,030         4.90%
                                                             ---------     ---------                      ---------    ---------

 Noninterest-bearing liabilities.............      8,759                                        9,365
                                               ---------                                    ---------
     Total liabilities.......................    347,121                                      338,385
 Equity......................................     36,680                                       35,663
                                               ---------                                    ---------
     Total liabilities and equity ...........  $ 383,801                                    $ 374,048
                                               =========                                    =========

Net interest income..........................                $   2,667                                    $   2,701
                                                             =========                                    =========
Net interest rate spread.....................                                   2.62%                                       2.67%
                                                                           =========                                   =========
Net interest margin..........................                                   2.95%                                       3.04%
                                                                           =========                                   =========
Ratio of average interest-earning assets to
 average interest-bearing liabilities........                                 106.83%                                     108.15%
                                                                           =========                                   =========

                                                                        For the Six Months Ended June 30,
                                               ---------------------------------------------------------------------------------
                                                                 2001                                       2000
                                               ---------------------------------------------------------------------------------
                                                Average                      Average         Average                     Average
                                                Balance       Interest     Yield/Cost        Balance      Interest      Yield/Cost
                                                -------       --------     ----------        -------      --------     ----------
                                                                                (Dollars in thousands)
Assets:
 Interest-earning assets:
   Loans.....................................  $ 318,768     $  12,718          7.99%       $ 299,221     $  11,709         7.83%
   Securities available for sale.............     35,932         1,012          5.63           48,860         1,433         5.87
   Interest bearing cash.....................      9,930           233          4.74            4,238           119         5.65
                                               ---------     ---------     ---------        ---------     ---------    ---------
     Total interest-earning assets...........    364,630     $  13,963          7.67%         352,319     $  13,261         7.54%
                                                             ---------     ---------                      ---------    ---------
 Noninterest-earning assets..................     20,635                                       18,317
                                               ---------                                    ---------
     Total assets............................  $ 385,265                                    $ 370,636
                                               =========                                    =========
Liabilities and Equity:
 Interest-bearing liabilities:
   NOW and money market savings..............  $  57,151           718          2.53%       $  46,537           507         2.19%
   Passbook savings..........................     21,628           191          1.78           25,868           259         2.01
   Certificates of deposit...................    180,571         5,310          5.93          189,374         5,184         5.49
   Borrowed funds............................     80,216         2,417          6.08           62,428         1,866         5.91
                                               ---------     ---------     ---------        ---------     ---------    ---------
 Total interest-bearing liabilities..........    339,566     $   8,636          5.13%         324,207     $   7,816         4.82%
                                                             ---------     ---------                      ---------    ---------

 Noninterest-bearing liabilities.............      8,938                                       10,186
                                               ---------                                    ---------
     Total liabilities.......................    348,504                                      334,393
 Equity......................................     36,761                                       36,243
                                               ---------                                    ---------
     Total liabilities and equity ...........  $ 385,265                                    $ 370,636
                                               =========                                    =========

Net interest income..........................                $   5,327                                    $   5,445
                                                             =========                                    =========
Net interest rate spread.....................                                   2.54%                                       2.72%
                                                                           =========                                   =========
Net interest margin..........................                                   2.92%                                       3.09%
                                                                           =========                                   =========
Ratio of average interest-earning assets to
 average interest-bearing liabilities........                                 107.38%                                     108.67%
                                                                           =========                                   =========

Provision for Loan Losses. The Company's provision for loan losses was $60,000 and $30,000 for the three months ended June 30, 2001 and 2000, respectively. The Company's provision for loan losses was $90,000 and $60,000 for each of the six months ended June 30, 2001 and 2000, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multi-family and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $33,000 for the six months ended June 30, 2001 as compared to net charge offs of $37,000 for the six months ended June 30, 2000. The resulting allowance for loan losses was $2.9 million at June 30, 2001, $2.8 million at December 31, 2000 and $2.8 million at June 30, 2000. The level of nonperforming loans increased to $1.5 million at June 30, 2001 from $1.0 million at December 31, 2000 and from $837,000 at June 30, 2000. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $283,000 to $1,235,000 for the three months ended June 30, 2001 from $952,000 for the three months ended June 30, 2000. The increase is due to increases in fees and services charges, abstracting income and mortgage banking income. Fees and services charges increased $91,000, primarily due to increases in overdraft fees. Abstracting income increased $24,000, due to an increased sales volume, which resulted in part from a general increase in real estate activity. Mortgage banking income increased $167,000 due to an increase in loan originations. Noninterest income for the three months ended June 30, 2001 reflects losses on the sales of securities available for sale of $2,000 (actual dollars), while the three months ended June 30, 2000 does not include any gains or losses on the sale of securities available for sale.

Total noninterest income increased by $367,000 to $2,274,000 for the six months ended June 30, 2001 from $1,907,000 for the six months ended June 30, 2000. The increase is due to increases in fees and services charges and mortgage banking income, offset in part by decreases in other income. Fees and services charges increased $146,000, primarily due to increases in overdraft fees. Mortgage banking income increased $237,000 due to an increase in loan originations. Other income decreased $39,000, primarily due to decreases in revenues from the sale of annuities and mutual funds, offset in part by an increase in revenues from the sale of insurance. Noninterest income for the six months ended June 30, 2001 reflects losses on the sales of securities available for sale of $900 (actual dollars), while the six months ended June 30, 2000 does not include any gains or losses on the sale of securities available for sale.

Noninterest Expense. Total noninterest expense increased by $75,000 to $2,185,000 for the three months ended June 30, 2001 from $2,110,000 for the three months ended June 30, 2000. The increase is due primarily to increases in salaries and employee benefits and premises and equipment. The increase in salaries and employee benefits were due in part to normal salary increases and increases as a result of the employee stock ownership plan. The increases in premises and equipment were due in part to increases in utility costs, real estate taxes and depreciation. The Company's efficiency ratio for the three months ended June 30, 2001 and 2000 were 55.98% and 57.77%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended June 30, 2001 and 2000 were 2.28% and 2.26%, respectively.

Total noninterest expense increased by $136,000 to $4,358,000 for the six months ended June 30, 2001 from $4,223,000 for the six months ended June 30, 2000. The increase is due primarily to increases in salaries and employee benefits and premises and equipment, offset in part by a decrease in other expenses. The increase in salaries and employee benefits were due in part to normal salary increases and increases as a result of the employee stock ownership plan. The increases in premises and equipment were due in part to increases in utility costs, real estate taxes and depreciation. The decrease in other expenses were due in part to decreases in marketing costs, loan costs, check charges, one time charges, offset by increases in donations. The Company's efficiency ratio for the six months ended June 30, 2001 and 2000 were 57.35% and 57.43%, respectively. The Company's ratio of noninterest expense to average assets for the six months ended June 30, 2001 and 2000 were 2.26% and 2.28%, respectively.

Income Taxes. Income taxes increased by $40,000 to $548,000 for the three months ended June 30, 2001 as compared to $508,000 for the three months ended June 30, 2000, primarily due to an increase in net income before income taxes.

Income taxes increased by $3,000 to $1,060,000 for the six months ended June 30, 2001 as compared to $1,058,000 for the six months ended June 30, 2000, primarily due to an increase in net income before income taxes

Net Income. Net income increased by $106,000 to $1,110,000 for the three months ended June 30, 2001, as compared to $1,005,000 for the same period in 2000.

Net income increased by $80,000 to $2,091,000 for the six months ended June 30, 2001, as compared to $2,012,000 for the same period in 2000.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 2001 Annual Meeting of Stockholders on April 27, 2001. At the meeting, the stockholders of the Company considered and voted upon the following matters:

         1. The election of the following individuals as directors for a three-year term:
                                    Melvin R. Schroeder
                                    Craig R. Barnes

         The results of the election of directors are as follows:
                                                   Votes
                                                   -----
                                      In favor               Withheld
                                      --------               --------

         Melvin R. Schroeder          1,745,526              6,963
         Craig R. Barnes              1,745,526              6,963

         There were no broker non-votes or abstentions on this proposal.

         The following directors' terms of office continued after the meeting:

         David M. Bradley
         KaRene Egemo
         Robert H. Singer, Jr.
         Mark M. Thompson

         2. The ratification of the engagement of McGladrey & Pullen LLP, as the Company's independent auditors, was approved by a vote of 1,748,772 in favor, 1,099 votes against and 2,618 votes abstaining.

         There were no broker non-votes on this proposal.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 99.1 Press Release, dated May 24, 2001 (regarding declaration of dividend).

         Exhibit 99.2 Press Release, dated July 18, 2001 (regarding the second quarter earnings).

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH CENTRAL BANCSHARES, INC.

DATE: August 14, 2001              BY: /s/ David M. Bradley
                                       --------------------------
                                       David M. Bradley, Chairman, President and
                                       Chief Executive Officer


DATE: August 14, 2001                  /s/ John L. Pierschbacher
                                       -------------------------
                                       John L. Pierschbacher, CPA
                                       Principal Financial Officer