Form 10-Q
period 2001-09-30
NORTH CENTRAL BANCSHARES INC
filed 2001-11-13
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ---------------

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Iowa                                       42-1449849
    ------------------------------------------------------------------------
    (State or Other Jurisdiction of                    (I. R. S. Employer
    Incorporation or Organization)                    Identification Number)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at November 9, 2001
--------------------------------------------------------------------------------
Common Stock, $.01 par value                              1,744,580

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                         Page

Part I.  Financial Information

                  Item 1.   Consolidated Condensed
                  Financial Statements (Unaudited)                       1 to 3

                  Consolidated Condensed Statements of
                  Financial Condition at September 30, 2001
                   (Unaudited) and December 31, 2000                     1

                  Consolidated Condensed Statements of
                  Income for the three and nine months ended
                  September 30, 2001 and 2000 (Unaudited)                2

                  Consolidated Condensed Statements of
                  Cash Flows for the nine months ended
                  September 30, 2001 and 2000 (Unaudited)                3

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

                  Exhibits

                          PART I. FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                               September  30,    December 31,
ASSETS                                                                              2001             2000
                                                                               -------------    --------------
                                                                                 (Unaudited)
Cash and due from banks:
   Interest-bearing                                                            $   7,587,117    $   6,330,525
   Noninterest-bearing                                                             2,300,110        2,519,201
Securities available-for-sale                                                     33,942,533       43,351,850
Loans receivable, net                                                            316,893,515      318,025,782
Loans held for sale                                                                1,110,903          498,387
Accrued interest receivable                                                        2,164,998        2,257,153
Foreclosed real estate                                                               985,365           63,866
Premises and equipment, net                                                        6,804,520        6,660,783
Rental real estate                                                                 1,702,422        1,757,014
Title plant                                                                          925,256          925,256
Goodwill                                                                           5,088,873        5,443,091
Deferred taxes                                                                       404,826          556,913
Income taxes receivable                                                                3,971          209,995
Prepaid expenses and other assets                                                    518,740          397,970
                                                                               -------------    -------------

   Total assets                                                                $ 380,433,149    $ 388,997,786
                                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                                    $ 270,186,956    $ 261,166,646
   Borrowed funds                                                                 71,494,683       88,592,226
   Advances from borrowers for taxes and insurance                                   804,612        1,318,069
   Dividends payable                                                                 271,741          240,235
   Accrued expenses and other liabilities                                          1,203,350        1,282,495
                                                                               -------------    -------------

     Total liabilities                                                         $ 343,961,342      352,599,671
                                                                               -------------    -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock ($.01 par value, authorized 3,000,000 shares,
     issued and outstanding none)                                                       --               --
   Common stock ($.01 par value, authorized 15,500,000 shares;
     issued and outstanding 2001 4,041,257 shares; 2000 4,011,057 shares)             40,413           40,111
   Additional paid-in capital                                                     38,992,849       38,378,315
   Retained earnings, substantially restricted                                    35,794,521       33,345,852
   Accumulated other comprehensive income (loss)                                     270,766         (247,340)
   Less cost of treasury stock, 2001 2,270,677 shares; 2000 2,099,177 shares     (38,107,451)     (34,471,911)
   Unearned shares, employee stock ownership plan                                   (519,291)        (646,912)
                                                                               -------------    -------------
     Total stockholders' equity                                                   36,471,807       36,398,115
                                                                               -------------    -------------

     Total liabilities and stockholders' equity                                $ 380,433,149    $ 388,997,786
                                                                               =============    =============

    See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September  30,                        September  30,
                                                                   2001                2000              2001                2000
                                                            --------------      --------------     --------------     --------------
Interest income:
   Loans receivable                                         $    6,389,131      $    6,210,911     $   19,106,625     $   17,919,983
   Securities and cash deposits                                    505,180             739,999          1,750,661          2,292,378
                                                            --------------      --------------     --------------     --------------
                                                                 6,894,311           6,950,910         20,857,286         20,212,361
                                                            --------------      --------------     --------------     --------------
Interest expense:
   Deposits                                                      2,983,834           3,127,879          9,202,908          9,077,768
   Borrowed funds                                                1,121,880           1,228,044          3,539,202          3,094,573
                                                            --------------      --------------     --------------     --------------
                                                                 4,105,714           4,355,923         12,742,110         12,172,341
                                                            --------------      --------------     --------------     --------------

   Net Interest Income                                           2,788,597           2,594,987          8,115,176          8,040,020

Provision for loan losses                                           60,000              30,000            150,000             90,000
                                                            --------------      --------------     --------------     --------------

Net interest income after provision for loan losses              2,728,597           2,564,987          7,965,176          7,950,020
                                                            --------------      --------------     --------------     --------------
Noninterest income:
   Fees and service charges                                        502,758             423,629          1,383,034          1,157,816
   Abstract fees                                                   387,851             304,583          1,068,425            962,333
   Mortgage banking fees                                           191,051              54,264            500,887            126,854
   Income (Loss) on sale of securities available for sale, net         - -                  42               (933)                42
   Other income                                                    186,303             206,093            590,316            648,625
                                                            --------------      --------------     --------------     --------------

      Total noninterest income                                   1,267,963             988,611          3,541,729          2,895,670
                                                            --------------      --------------     --------------     --------------
Noninterest expense:
   Salaries and employee benefits                                1,126,739           1,004,519          3,274,592          3,039,533
   Premises and equipment                                          290,065             282,842            876,569            764,297
   Data processing                                                 116,581             112,252            339,380            341,788
   SAIF deposit insurance premiums                                  12,577              13,920             37,864             41,854
   Goodwill amortization                                           118,072             118,072            354,217            354,217
   Other expenses                                                  570,522             546,257          1,710,383          1,758,801
                                                            --------------      --------------     --------------     --------------

      Total noninterest expense                                  2,234,556           2,077,862          6,593,005          6,300,490
                                                            --------------      --------------     --------------     --------------

Income before income taxes                                       1,762,004           1,475,736          4,913,900          4,545,200

Provision for income taxes                                         608,134             504,266          1,668,588          1,561,863
                                                            --------------      --------------     --------------     --------------

Net Income                                                  $    1,153,870      $      971,470     $    3,245,312     $    2,983,337
                                                            ==============      ==============     ==============     ==============

Basic earnings per common share                             $         0.66      $         0.50     $         1.81     $         1.50
                                                            ==============      ==============     ==============     ==============

Earnings per common share - assuming dilution               $         0.62      $         0.49     $         1.72     $         1.47
                                                            ==============      ==============     ==============     ==============

Dividends declared per common share                         $         0.15      $        0.125     $         0.45     $        0.375
                                                            ==============      ==============     ==============     ==============

Comprehensive income                                        $    1,289,667      $    1,237,783     $    3,763,418     $    3,122,845
                                                            ==============      ==============     ==============     ==============

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                          2001                   2000
                                                                                   --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $    3,245,312         $    2,983,337
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                              150,000                 90,000
   Depreciation                                                                           523,324                453,094
   Amortization and accretion                                                             498,706                418,541
   Deferred taxes                                                                        (157,470)                (3,062)
   Effect of contribution to employee stock ownership plan                                276,676                208,617
   (Gain) on sale of foreclosed real estate and loans, net                               (498,464)               (33,796)
   (Gain) loss on sale of securities available for sale                                       933                    (42)
   Loss on impairment and disposal of equipment and premises, net                           5,121                 28,294
   Proceeds from sales of loans held for sale                                          32,545,314              7,469,293
   Originations of loans held for sale                                                (32,656,943)            (8,835,182)
   Change in assets and liabilities:
     Accrued interest receivable                                                           92,155               (152,085)
     Income taxes receivable                                                              206,024                    - -
     Prepaid expenses and other assets                                                   (120,770)               (40,087)
     Income taxes payable                                                                     - -                (64,094)
     Accrued expenses and other liabilities                                               (79,145)               256,642
                                                                                   --------------         --------------

         Net cash provided by operating activities                                      4,030,773              2,779,470
                                                                                   --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net (increase) decrease in loans                                                    18,757,858            (11,253,726)
   Purchase of loans                                                                  (18,591,648)           (14,540,353)
   Proceeds from sales of securities available-for-sale                                   220,125                224,792
   Purchase of securities available-for-sale                                           (7,293,386)            (1,395,100)
   Proceeds from maturities of securities available-for-sale                           17,273,623              7,592,261
   Purchase of premises and equipment and rental real estate                             (635,966)            (1,651,671)
   Proceeds from sale of equipment                                                         18,376                257,139
   Other                                                                                 (216,668)                85,329
                                                                                   --------------         --------------

        Net cash provided by (used in) investing activities                             9,532,314            (20,681,329)
                                                                                   --------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposits                                                  9,020,310             (9,345,022)
   (Decrease) in advances from borrowers for taxes and insurance                         (513,457)              (707,708)
   Net change in short-term borrowings                                                 (3,000,000)             4,000,000
   Proceeds from other borrowed funds                                                   3,000,000             34,000,000
   Payments of other borrowings                                                       (17,097,543)            (9,092,735)
   Purchase of treasury stock                                                          (3,635,540)            (4,723,405)
   Dividends paid                                                                        (765,136)              (705,475)
   Issuance of common stock                                                               475,484                    - -
   Other                                                                                   (9,704)                (5,409)
                                                                                   --------------         --------------

        Net cash provided by (used in) financing activities                           (12,525,586)            13,420,246
                                                                                   --------------         --------------

        Net increase (decrease) in cash                                                 1,037,501             (4,481,613)


CASH                                                                                    8,849,726             12,668,678
                                                                                   --------------         --------------
   Beginning                                                                       $    9,887,227         $    8,187,065
                                                                                   ==============         ==============
   Ending

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
   Interest paid to depositors                                                     $    9,289,479         $    8,884,213
   Interest paid on borrowings                                                          3,590,140              3,039,400
   Income taxes                                                                         1,527,753              1,628,903

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2000 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended September 30, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,755,147 and 1,857,930, respectively. For the nine month period ended September 30, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,788,812 and 1,882,818, respectively. For the three month period ended September 30, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,924,950 and 1,968,305, respectively. For the nine month period ended September 30, 2000, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,993,493 and 2,029,734, respectively.

3.       DIVIDENDS

On August 23, 2001, the Company declared a cash dividend on its common stock, payable on October 5, 2001 to stockholders of record as of September 14, 2001, equal to $0.15 per share.

4.       PRONOUNCEMENTS ISSUED NOT YET ADOPTED

In July, 2001, the Financial Accounting Standards Board issued two statements-Statement 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets, which will potentially impact the Company's accounting for its reported goodwill and other intangible assets.

Statement 141:
     o Eliminates the pooling method for accounting for business combinations.

     o Requires that intangible assets that meet certain criteria be reported separately from goodwill.

     o Requires negative goodwill arising from a business combination to be recorded as an extraordinary gain.

Statement 142:
     o Eliminates the amortization of goodwill and other intangibles that are determined to have an indefinite life.

     o Requires, at a minimum, annual impairment tests for goodwill and other intangible assets that are determined to have an indefinite life.

Upon adoption of these Statements, the Company is required to:

     o Re-evaluate goodwill and other intangibles assets that arose from business combinations entered into before July 1, 2001. If the recorded other intangible assets do not meet the criteria for separate recognition, they should be reclassified to goodwill. Similarly, if there are other intangible assets that meet the criteria for separate recognition but were not separately recorded from goodwill, they should be reclassified from goodwill.

     o Reassess the useful lives of intangible assets and adjust the remaining amortization periods accordingly.

     o    Write-off any remaining negative goodwill.

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

FINANCIAL CONDITION

Total assets decreased $8.6 million, or 2.2%, to $380.4 million at September 30, 2001 compared to $389.0 million at December 31, 2000. Interest-bearing cash increased $1.3 million, or 19.8% to $7.6 million at September 30, 2001 from $6.3 million at December 31, 2000. Securities available for sale decreased $9.4 million, or 21.7% from $43.4 million at December 31, 2000 to $33.9 million at September 30, 2001, primarily due to $17.5 million of maturities, calls and sales, offset in part by increases in fair market value of $828,000 and purchases of $7.3 million of such securities. Total loans receivable, net and loans held for sale, decreased by $520,000 to $318.0 million at September 30, 2001 from $318.5 million at December 31, 2000, due primarily to originations of $56.9 million of first mortgage loans secured primarily by one-to four-family residences, purchases of $18.6 million of first mortgage loans secured primarily by one-to four- family, multifamily and commercial real estate and originations of $19.8 million of second mortgage loans. These originations and purchases were offset in part by payments and prepayments of loans of approximately $72.1 million and loan sales of $32.4 million. Foreclosed real estate increased $921,000 to $985,000 at September 30, 2001 from $64,000 at December 31, 2001, due primarily to the foreclosure of one commercial real estate property and six one-to-four family real estate properties. Total deposits increased $9.0 million, or 3.5%, to $270.2 million at September 30, 2001 from $261.2 million at December 31, 2000, reflecting increases primarily in money market savings accounts and certificates of deposit accounts. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, decreased by $17.1 million from $88.6 million at December 31, 2000 to $71.5 million at September 30, 2001, due in part to deposit growth and securities available for sales maturities and calls. Total stockholders' equity increased $74,000, to $36.5 million at September 30, 2001 from $36.4 million at December 31, 2000. See "Capital."

CAPITAL

The Company's total stockholders' equity increased by $74,000 to $36.5 million at September 30, 2001 from $36.4 million at December 31, 2000, primarily due to earnings and an increase in the accumulated other comprehensive income, which were offset in part by stock repurchases and dividends declared. The changes in stockholders' equity were also due to a decrease in the unearned shares from First Federal Savings Bank of Iowa's Employee Stock Ownership Plan (the "ESOP") to $519,000 at September 30, 2001 from $647,000 at December 31, 2000. The decrease in unearned shares resulted from the release of shares by the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk- based capital requirements. As of September 30, 2001, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2001 were as follows:

                        Amount              Percentage of Assets
                        ------              --------------------
                            (dollars in thousands)
Tangible capital:
   Capital level      $ 29,025                     7.76%
   Less Requirement      5,607                     1.50%
                      --------                    -----
   Excess             $ 23,418                     6.26%
                      ========                    =====

Core capital:
   Capital level      $ 29,025                     7.76%
   Less Requirement     14,953                     4.00%
                      --------                    -----
   Excess             $ 14,072                     3.76%
                      ========                    =====

Risk-based capital:
   Capital level      $ 31,863                    14.01%
   Less Requirement     18,191                     8.00%
                      --------                    -----
   Excess             $ 13,672                     6.01%
                      ========                    =====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first nine months of 2001 and 2000, principal payments and repayments on loans totalled $72.1 million and $42.6 million, respectively. The net increase in deposits during the first nine months of 2001 totalled $9.0 million. The proceeds from borrowed funds during the nine months ended September 30, 2001 and 2000 totalled $3.0 million and $34.0 million, respectively. The net change in short-term borrowings during the nine months ended September 30, 2000 totalled $4.0 million. During the first nine months of 2001 and 2000, the proceeds from the maturities, calls and sales of securities totalled $17.3 million and $7.6 million, respectively. Cash provided from operating activities during the first nine months of 2001 and 2000 totalled $4.0 million and $2.8 million, respectively, of which $3.2 million and $3.0 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities (including decreases in deposits). During the first nine months of 2001 and 2000, the Company's gross purchases and origination of loans totalled $104.6 million and $68.7 million, respectively. The increase in purchases and originations is due in part to lower market interest rates in 2001. The purchase of securities available for sale for the nine months ended September 30, 2001 and 2000 totalled $7.3 million and $1.4 million, respectively. The net decrease in deposits during the first nine months of 2000 totalled $9.3 million. The repayment of borrowed funds during the first nine months of 2001 and 2000 totalled $17.1 million and $9.1 million, respectively. The net change in short-term borrowings during the nine months ended September 30, 2001 totalled $3.0 million. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

The Company entered into a $2.0 million unsecured line of credit agreement on September 21, 2000 with another unaffiliated bank. The Company may use this line of credit to fund stock repurchases in the future and general corporate purposes. As of September 30, 2001, there were no borrowings outstanding on this line of credit.

Stockholders' equity totaled $36.5 million at September 30, 2001 compared to $36.4 million at December 31, 2000, reflecting the Company's earnings, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive loss. The Company repurchased 171,500 shares of common stock during the nine months ended September 30, 2001 at an average price of $21.20.

On July 6, 2001, the Company paid a quarterly cash dividend of $0.15 per share on common stock outstanding as of the close of business on June 15, 2001, aggregating $273,000. On August 23, 2001, the Company declared a quarterly cash dividend of $0.15 per share payable on October 5, 2001 to shareholders of record as of the close of business on September 14, 2001, aggregating $272,000.

Interest Income. Interest income decreased by $57,000 to $6.9 million for the three months ended September 30, 2001 compared to $7.0 million for the three months ended September 30, 2000. The decrease in interest income was primarily due to decreases in the average balance and average yield on interest earning assets. The average balance of interest earning assets decreased $261,000 to $361.8 million for the three months ended September 30, 2001 from $362.0 million for the three months ended September 30, 2000. This decrease was primarily due to securities available for sale, offset by an increase in first mortgage loans, consumer loans and interest-bearing cash. The decrease in securities available for sale reflects maturities, calls and sales, offset in part by purchases. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by multi-family, one-to four-family residential and commercial real estate loans, which were offset in part by payments, sales and prepayments of loans. See "Financial Condition." The yield on interest earning assets decreased to 7.61% for the three months ended September 30, 2001 from 7.67% for the three months ended September 30, 2000. The decrease in average yields was due primarily to an increase in the average balance of loans as compared to the average balance of interest bearing assets, a decrease in the average yield on loans, offset in part by a decrease in the average yield on securities available for sale and interest bearing cash. The average yield on loans decreased to 7.90% for the three months ended September 20, 2001 from 7.94% for the three months ended September 30, 2000. The average yield on securities available for sale decreased to 5.66% for the three months ended September 30, 2001 from 5.93% for the three months ended September 30, 2000. The average yield on interest bearing cash decreased to 3.18% for the three months ended September 30, 2001 from 6.21% for the three months ended September 30, 2000, due to decreases in market interest rates.

Interest income increased by $645,000 to $20.9 million for the nine months ended September 30, 2001 compared to $20.2 million for the nine months ended September 30, 2000. The increase in interest income was primarily due to increases in the average balance and average yield on interest earning assets. The average balance of interest earning assets increased $8.1 million to $363.7 million for the nine months ended September 30, 2001 from $355.5 million for the nine month ended September 30, 2000. This increase was primarily due to first mortgage loans, consumer loans and interest bearing cash, offset by a decrease in securities available for sale. The increase in the average balance of loans generally reflects an increase over the past twelve months in originations of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by multi-family, one-to four-family residential and commercial real estate loans, which were offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale reflects maturities, calls and sales, offset in part by purchases. The yield on interest earning assets increased to 7.65% for the nine months ended September 30, 2001 from 7.58% for the nine months ended September 30, 2000. The increase in average yields was due primarily to an increase in the average balance of loans as compared to the average balance of interest bearing assets, an increase in the average yield on loans, offset in part by a decrease in the average yield on securities available for sale and interest bearing cash. The average yield on loans increased to 7.96% for the nine months ended September 30, 2001 from 7.87% for the nine months ended September 30, 2000. The average yield on securities available for sale decreased to 5.64% for the nine months ended September 30, 2001 from 5.89% for the nine months ended September 30, 2000. The decrease in the average yield on securities available for sale was due in part to a change in the average yield on Federal Home Loan Bank stock. The average yield on the Federal Home Loan Bank stock for the nine months ended September 30, 2001 and 2000 was 4.11% and 6.85%, respectively. The average yield on interest bearing cash decreased to 4.31% for the nine months ended September 30, 2001 from 5.85% for the nine months ended September 30, 2000.

Interest Expense. Interest expense decreased by $250,000 to $4.1 million for the three months ended September 30, 2001 compared to $4.4 million for the three months ended September 30, 2000. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities, offset in part by an increase in the average balance of interest bearing liabilities. The average balance of interest bearing liabilities increased $3.4 million to $338.2 million for the three months ended September 30, 2001 from $334.7 million for the three months ended September 30, 2000. This increase was due primarily to money market savings accounts, offset in part by decreases in savings, certificates of deposit and borrowed funds. The increase in money market funds was primarily due to the offering of a premium money market product. The decrease in the certificates of deposit was due in part to a decrease in the deposits of public funds. The average cost of interest bearing liabilities decreased to 4.87% for the three months ended September 30, 2001 from 5.14% for the three months ended September 30, 2000. The decrease in the average cost of interest bearing liabilities was due primarily to a decrease in market interest rates over the past twelve months.

Interest expense increased by $570,000 to $12.7 million for the nine months ended September 30, 2001 compared to $12.2 million for the nine months ended September 30, 2000. The increase in interest expense was primarily due to an increase in the average balance and average cost of interest bearing liabilities. The average balance of interest bearing liabilities increased $11.4 million to $339.1 million for the nine months ended September 30, 2001 from $327.7 million for the nine months ended September 30, 2000. This increase was due primarily to money market savings accounts and borrowed funds, offset by a decrease in savings accounts and certificates of deposit. The increase in money market funds was primarily due to the offering of a premium money market product. The increase in the borrowed funds was due in part to fund the corresponding asset growth and stock repurchases. The decrease in the certificates of deposit was due in part to a decrease in the deposits of public funds. The average cost of interest bearing liabilities increased to 5.02% for the nine months ended September 30, 2001 from 4.93% for the nine months ended September 30, 2000. The increase in the average cost of interest bearing liabilities was due primarily to an increase in the average cost of certificates of deposit, offset in part by a decrease in the average cost of savings accounts.

Net Interest Income. Net interest income before the provision for loan losses increased by $194,000 to $2,789,000 for the three months ended September 30, 2001 from $2,595,000 for the three months ended September 30, 2000. The increase is due primarily to an increase in the interest rate spread, offset in part by a decrease in the ratio of average interest earning assets to average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 2.74% for the three months ended September 30, 2001 from 2.53% for the three months ended September 30, 2000. The ratio of average interest earning assets to average interest bearing liabilities decreased to 106.98% for the three months ended September 30, 2001 from 108.15% for the three months ended September 30, 2000.

Net interest income before the provision for loan losses increased by $75,000 to $8,115,000 for the nine months ended September 30, 2001 from $8,040,000 for the nine months ended September 30, 2000. The increase is due primarily to an increase in the average balance of interest earning assets and interest bearing liabilities. This was offset in part by decreases in the interest rate spread and the ratio of average interest earning assets to average interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.63% for the nine months ended September 30, 2001 from 2.65% for the nine months ended September 30, 2000. The ratio of average interest earning assets to average interest bearing liabilities decreased to 107.25% for the nine months ended September 30, 2001 from 108.49% for the nine months ended September 30, 2000.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and nine month periods ended September 30, 2001 and 2000, respectively.

                                                                       For the Three Months Ended September 30,
                                                                  2001                                         2000
                                                  ----------------------------------------------------------------------------------
                                                   Average                     Average          Average                    Average
                                                   Balance      Interest      Yield/Cost        Balance       Interest    Yield/Cost
                                                   -------      --------      ----------       ---------     ---------    ----------
                                                                               (Dollars in thousand)
Assets:
 Interest-earning assets:
   Loans.....................................     $ 322,790     $   6,389          7.90%       $ 312,327     $   6,211       7.94%
   Securities available for sale.............        31,493           445          5.66           45,286           671       5.93
   Interest bearing cash.....................         7,471            60          3.18            4,402            69       6.21
                                                  ---------     ---------     ---------        ---------     ---------    -------
     Total interest-earning assets...........       361,754     $   6,894          7.61%         362,015     $   6,951       7.67%
                                                                ---------     ---------                      ---------    -------
 Noninterest-earning assets..................        22,760                                       18,528
                                                  ---------                                    ---------
     Total assets............................     $ 384,514                                    $ 380,543
                                                  =========                                    =========
Liabilities and Equity:
 Interest-bearing liabilities:
   NOW and money market savings..............     $  60,290     $     290          1.91%       $  48,140     $     315       2.60%
   Passbook savings..........................        21,995            95          1.72           24,032           122       2.01
   Certificates of deposit...................       181,713         2,599          5.67          185,276         2,691       5.76
   Borrowed funds............................        74,168         1,122          6.00           77,274         1,228       6.22
                                                  ---------     ---------     ---------        ---------     ---------    -------
 Total interest-bearing liabilities..........       338,166     $   4,106          4.87%         334,722     $   4,356       5.14%
                                                                ---------     ---------                      ---------    -------

 Noninterest-bearing liabilities.............         9,440                                        9,835
                                                  ---------                                    ---------
     Total liabilities.......................       347,606                                      344,557
 Equity......................................        36,908                                       35,986
                                                  ---------                                    ---------
     Total liabilities and equity ...........     $ 384,514                                    $ 380,543
                                                  =========                                    =========

Net interest income..........................                   $   2,788                                    $   2,595
                                                                =========                                    =========
Net interest rate spread.....................                                      2.74%                                     2.53%
                                                                              =========                                   =======
Net interest margin..........................                                      3.08%                                     2.87%
                                                                              =========                                   =======
Ratio of average interest-earning assets to
 average interest-bearing liabilities........                                    106.98%                                   108.15%
                                                                              =========                                   =======

                                                                           For the Nine Months Ended September 30,
                                                                     2001                                          2000
                                                  ----------------------------------------------------------------------------------
                                                     Average                      Average        Average                    Average
                                                     Balance      Interest      Yield/Cost       Balance      Interest    Yield/Cost
                                                     -------      --------      ----------       -------      --------    ----------
                                                                                   (Dollars in thousands)
Assets:
 Interest-earning assets:
   Loans.....................................     $ 320,109     $  19,107          7.96%       $ 303,586     $  17,920       7.87%
   Securities available for sale.............        34,453         1,457          5.64           47,669         2,104       5.89
   Interest bearing cash.....................         9,110           293          4.31            4,293           188       5.85
                                                  ---------     ---------     ---------        ---------     ---------    -------
     Total interest-earning assets...........       363,672     $  20,857          7.65%         355,548     $  20,212       7.58%
                                                                ---------     ---------                      ---------    -------
 Noninterest-earning assets..................        21,343                                       18,391
                                                  ---------                                    ---------
     Total assets............................     $ 385,015                                    $ 373,939
                                                  =========                                    =========

Liabilities and Equity:
 Interest-bearing liabilities:
   NOW and money market savings..............     $  58,197     $   1,008          2.32%       $  47,071           822       2.33%
   Passbook savings..........................        21,750           286          1.76           25,256           380       2.01
   Certificates of deposit...................       180,952         7,909          5.84          188,008         7,875       5.58
   Borrowed funds............................        78,200         3,539          6.05           67,377         3,095       6.03
                                                  ---------     ---------     ---------        ---------     ---------    -------
 Total interest-bearing liabilities..........       339,099     $  12,742          5.02%         327,712     $  12,172       4.93%
                                                                ---------     ---------                      ---------    -------

 Noninterest-bearing liabilities.............         9,106                                       10,070
                                                  ---------                                    ---------
     Total liabilities.......................       348,205                                      337,782
 Equity......................................        36,810                                       36,157
                                                  ---------                                    ---------
     Total liabilities and equity ...........     $ 385,015                                    $ 373,939
                                                  =========                                    =========

Net interest income..........................                   $   8,115                                    $   8,040
                                                                =========                                    =========
Net interest rate spread.....................                                      2.63%                                     2.65%
                                                                              =========                                   =======
Net interest margin..........................                                      2.98%                                     3.02%
                                                                              =========                                   =======
Ratio of average interest-earning assets to
 average interest-bearing liabilities........                                    107.25%                                   108.49%
                                                                              =========                                   =======

Provision for Loan Losses. The Company's provision for loan losses was $60,000 and $30,000 for the three months ended September 30, 2001 and 2000, respectively. The Company's provision for loan losses was $150,000 and $90,000 for each of the nine months ended September 30, 2001 and 2000, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multi-family and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $100,000 for the nine months ended September 30, 2001 as compared to net charge offs of $47,000 for the nine months ended September 30, 2000. The resulting allowance for loan losses was $2.9 million at September 30, 2001, $2.8 million at December 31, 2000 and $2.8 million at September 30, 2000. The level of nonperforming loans decreased to $614,000 at September 30, 2001 from $1.0 million at December 31, 2000 and from $1.1 million at September 30, 2000. Management believes that the allowance for loan losses is adequate. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $279,000 to $1,268,000 for the three months ended September 30, 2001 from $989,000 for the three months ended September 30, 2000. The increase is due to increases in fees and services charges, abstracting income and mortgage banking income, offset by a decrease in other income. Fees and services charges increased $79,000, primarily due to increases in overdraft fees. Abstracting income increased $83,000, due to an increased sales volume, which resulted in part from a general increase in real estate activity. Mortgage banking income increased $137,000 due to an increase in loan originations. Other income decreased $20,000, due to decreases in revenues from the sale of annuities and mutual funds, offset in part by an increase in revenues from the sale of insurance.

Total noninterest income increased by $646,000 to $3,542,000 for the nine months ended September 30, 2001 from $2,896,000 for the nine months ended September 30, 2000. The increase is due to increases in fees and services charges, abstract fees and mortgage banking income, offset in part by decreases in other income. Fees and services charges increased $225,000, primarily due to increases in overdraft fees. Abstract fees increased $106,000, due to an increased sales volume, which resulted in part from a general increase in real estate activity. Mortgage banking income increased $374,000 due to an increase in loan originations. Other income decreased $58,000, primarily due to decreases in revenues from the sale of annuities and mutual funds, offset in part by an increase in revenues from the sale of insurance.

Noninterest Expense. Total noninterest expense increased by $157,000 to $2,235,000 for the three months ended September 30, 2001 from $2,078,000 for the three months ended September 30, 2000. The increase is due primarily to increases in salaries and employee benefits. The increase in salaries and employee benefits were due in part to normal salary increases and increases as a result of the employee stock ownership plan. The Company's efficiency ratio for the three months ended September 30, 2001 and 2000 were 55.08% and 57.98%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended September 30, 2001 and 2000 were 2.32% and 2.18%, respectively.

Total noninterest expense increased by $293,000 to $6,593,000 for the nine months ended September 30, 2001 from $6,300,000 for the nine months ended September 30, 2000. The increase is due primarily to increases in salaries and employee benefits and premises and equipment. The increase in salaries and employee benefits were due in part to normal salary increases and increases as a result of the employee stock ownership plan. The increases in premises and equipment were due in part to increases in utilities, real estate taxes and depreciation, offset in part by a decrease in rent expense. The Company's efficiency ratio for the nine months ended September 30, 2001 and 2000 were 56.56% and 57.61%, respectively. The Company's ratio of noninterest expense to average assets for the nine months ended September 30, 2001 and 2000 were 2.28% and 2.25%, respectively.

Income Taxes. Income taxes increased by $104,000 to $608,000 for the three months ended September 30, 2001 as compared to $504,000 for the three months ended September 30, 2000, primarily due to an increase in net income before income taxes.

Income taxes increased by $107,000 to $1,669,000 for the nine months ended September 30, 2001 as compared to $1,562,000 for the nine months ended September 30, 2000, primarily due to an increase in net income before income taxes.

Net Income. Net income increased by $182,000 to $1,154,000 for the three months ended September 30, 2001, as compared to $971,000 for the same period in 2000.

Net income increased by $262,000 to $3,245,000 for the nine months ended September 30, 2001, as compared to $2,983,000 for the same period in 2000.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 99.1 Press Release, dated August 23, 2001 (regarding declaration of dividend).

         Exhibit 99.2 Press Release, dated September 20, 2001 (regarding repurchase program).

         Exhibit 99.3 Press Release, dated October 19, 2001 (regarding third quarter earnings)

         (b) Reports on Form 8-K

         None

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NORTH CENTRAL BANCSHARES, INC.

DATE: November 13, 2001           BY:  /s/ David M. Bradley
                                       -----------------------------------------

                                       David M. Bradley, Chairman, President and
                                       Chief Executive Officer



DATE: November 13, 2001                /s/ John L. Pierschbacher
                                       -----------------------------------------

                                       John L. Pierschbacher, CPA
                                       Principal Financial Officer