Form 10-K
period 2001-12-31
NORTH CENTRAL BANCSHARES INC
filed 2002-03-29
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2001

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to
                                                         --------    --------

                                    0-27672
                            (Commission File Number)

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                Iowa                                             421449849
    (State or Other Jurisdiction of                           (I.R.S. Employer
    Incorporation or Organization)                        Identification Number)

 c/o First Federal Savings Bank of Iowa                           50501
 825 Central Avenue, Fort Dodge, Iowa                           (Zip Code)
(Address of Principal Executive Offices)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES  [X]         NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     As of March 11 2002, there were issued and outstanding 1,673,280 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of March 11, 2002 was $36,230,109.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of
     Part III hereof.
2. Portions of the 2001 Annual Report to Shareholders are incorporated by reference into Items 7, 7A, 8 and 9 of Part II hereof.

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

ITEM 1.     BUSINESS

General

         North Central Bancshares, Inc. (the "Holding Company"), an Iowa corporation, is the holding company for First Federal Savings Bank of Iowa (the "Bank"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company." The Holding Company was organized on December 5, 1995 at the direction of the Board of Directors of the Bank for the purpose of acquiring all of the capital stock to be issued by the Bank in connection with the conversion and reorganization of the Bank and North Central Bancshares, M.H.C. (the "MHC") from the mutual to the stock holding company structure (these transactions are collectively referred to as the "Conversion"). On March 20, 1996, upon completion of the Conversion, the Holding Company issued an aggregate of 4,011,057 shares of its common ctock, par value $0.01 per share ("Common Stock"), of which 1,385,590 shares were issued in exchange for all of the Bank's issued and outstanding shares, except for shares owned by North Central Bancshares MHC which were cancelled, and 2,625,467 shares of which were sold in subscription and community offerings at a price of $10.00 per share, with gross proceeds amounting to $26,254,670. At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of its wholly-owned subsidiary, the Bank.

         The Holding Company's executive offices are located at the home office of the Company at 825 Central Avenue, Fort Dodge, Iowa. The Holding Company's telephone number is (515) 576-7531.

First Federal Savings Bank of Iowa

         The Bank is a federally chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and seven branch offices located in Iowa. Four of the Bank's branches are located in north central and central Iowa, in the cities of Fort Dodge, Nevada, Ames and Perry. On January 30, 1998, the Bank completed the acquisition of Valley Financial Corp., an Iowa corporation, and the holding company for Valley Savings Bank, FSB (the "Acquisition"). See "Acquisition of Valley Financial Corp." As a result of the Acquisition, the Bank also has three branches in southeastern Iowa, in the cities of Burlington and Mount Pleasant. The Bank has obtained regulatory approval to establish a new branch office in Ankeny, Iowa. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was chartered originally in 1954, and on May 7, 1987 became a federally chartered savings bank. The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market areas, and investing such deposits in one-to-four family residential real estate mortgages, multifamily and commercial mortgages and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. The Bank's deposits are insured by the FDIC under the SAIF. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1954. At December 31, 2001, the Bank had total assets of $379.4 million, total deposits of $268.8 million, and total shareholders' equity of $35.9 million.

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

Market Area and Competition

         The Company is an independent savings and loan holding company serving its primary market area of Webster, Story, Dallas, Henry and Des Moines Counties, which are located in the central and north central and southeastern parts of the State of Iowa. The Bank has obtained regulatory approval to establish a new branch office in Ankeny, Iowa which is located in Polk county. The Company's market area is influenced by agriculture as well as retail sales, professional services and public education. The Company is headquartered in Fort Dodge, the Webster County seat, where it operates two Company locations.

         The unemployment rate as of December 2001 for Webster County was 3.0%, for Story County was 2.2%, for Dallas County was 2.2%, for Henry County was 4.2% and for Des Moines County was 5.1%. These compare to the national rate of 5.8% and the State of Iowa rate of 3.5%.

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

Lending Activities

         Loan Portfolio Composition. The principal components of the Company's loan portfolio are fixed- and adjustable-rate first mortgage loans secured by one-to-four family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential and commercial real estate and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. At December 31, 2001, the Company's loans receivable totalled $311.8 million, of which $161.5 million, or 51.8%, were one-to-four family residential real estate first mortgage loans, and $100.1 million, or 32.1%, were other first mortgage loans, primarily multifamily and commercial real estate loans purchased by the Company. Consumer loans, consisting primarily of automobile loans and second mortgage loans, totalled $50.2 million, or 16.1%, of the Company's loan portfolio.

         Savings associations, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. For the year ended December 31, 2001, it was the Company's policy to limit loans to one borrower to $2.5 million. At December 31, 2001, the Company's largest aggregate outstanding loans to one borrower was $2.4 million and the second largest borrower had an aggregate balance of $2.1 million, both of which were first mortgage multifamily residential real estate loans and both were performing, pursuant to their respective terms, as of that date.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated:

                                                                              At December 31,
                                     -----------------------------------------------------------------------------------------------
                                             2001              2000                1999                1998              1997
                                     ------------------ ------------------  ------------------- ------------------ -----------------
                                               Percent             Percent             Percent            Percent           Percent
                                       Amount  of Total  Amount   of Total    Amount   of Total   Amount  of Total  Amount  of Total
                                     --------- -------- --------  --------  ---------  -------- --------- -------- -------- --------
                                                                        (Dollars in thousands)
First mortgage loans:
   One-to-four family residential(1) $ 161,549  51.81% $ 176,615    54.78%  $ 164,057   56.23%  $ 148,992  57.46%  $ 115,763  59.48%
   Multifamily .....................    74,396  23.86     75,858    23.53      73,417   25.16      64,895  25.02      51,345  26.38
   Commercial ......................    25,722   8.25     24,127     7.48      17,723    6.07      11,396   4.39       3,800   1.95
                                     ---------  -----  ---------   ------   ---------  ------   --------- ------   ---------  -----
     Total first mortgage loans ....   261,667  83.91    276,600    85.79     255,197   87.48     225,283  86.87     170,908  87.81
                                     ---------  -----  ---------   ------   ---------  ------   --------- ------   ---------  -----

Consumer loans:
   Automobiles ..................... $   9,406   3.02% $   8,803     2.73%  $   8,003    2.74%  $   7,348   2.83%  $   4,696   2.41%
   Second mortgage(2) ..............    35,619  11.42     31,910     9.90      23,604    8.09      20,784   8.01      16,226   8.34
   Other(3) ........................     5,134   1.65      5,095     1.58       4,956    1.70       5,946   2.29       2,796   1.44
                                     ---------  -----  ---------   ------   ---------  ------   --------- ------   ---------  -----
     Total consumer loans ..........    50,159  16.09     45,808    14.21      36,563   12.53      34,078  13.13      23,718  12.19
                                     ---------  -----  ---------   ------   ---------  ------   --------- ------   ---------  -----
     Total loans receivable ........ $ 311,826 100.00% $ 322,408   100.00%  $ 291,760  100.00%  $ 259,361 100,00%  $ 194,426 100.00%

Less:
   Undisbursed portion of
     construction loans ............ $   1,055   0.34% $   1,493     0.45%  $   1,982    0.68%  $   2,025   0.78%  $     453   0.23%
   Unearned loan (premium) discount.       (37) (0.01)        69     0.02         136    0.05         312   0.12         424   0.22
   Net deferred loan origination
      fees(costs) ..................       (56) (0.02)       (23)   (0.01)        106    0.04         316   0.12         349   0.18
   Allowance for loan losses .......     2,883   0.92      2,843     0.88       2,777    0.95       2,676   1.03       2,151   1.11
                                     ---------  -----  ---------   ------   ---------  ------   --------- ------   ---------  -----
       Total loans receivable, net . $ 307,981  98.77% $ 318,206    98.64%  $ 286,759   98.29%  $ 254,032  97.95%  $ 191,249  98.26%
                                     =========  =====  =========   ======   =========  ======   ========= ======   =========  =====

----------------------
(1) Includes interest-only construction loans that convert to permanent loans.
(2) Second mortgage loans included $2.0 million, $1.6 million, $1.5 million, $1.4 million and $1.1 million of nonowner-occupied residential first mortgage loans at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.
(3) Other consumer loans included $1.9 million, $1.5 million, $1.6 million, $2.3 million, and $269,000 (in actual dollars) of commercial mortgage loans at December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

         Loan Maturity Schedule. The following table sets forth the maturity or period to repricing of the Company's loan portfolio at December 31, 2001. Overdraft lines of credit are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                              At December 31, 2001
                               -------------------------------------------------------------------------------------
                                  Within       1-3          3-5         5-10        10-20     Beyond 20
                                 1 Year       Years        Years        Years       Years       Years       Total
                               ----------  ----------   ----------   ----------  ----------   ----------  ----------
                                                                 (In thousands)
First mortgage loans:
    One-to-four family
      residential(1)........     $21,731     $30,486      $44,454      $50,398     $13,249      $ 1,231    $161,549
    Multifamily.............      32,896      16,802       19,790        4,900           8           --      74,396
    Commercial..............       4,724      10,125        5,794        4,064       1,015           --      25,722
Consumer loans (2)..........       6,085      12,402       29,689        1,903          80           --      50,159
                                 -------     -------      -------      -------     -------      -------     -------
      Total ................     $65,436     $69,815      $99,727      $61,265     $14,352      $ 1,231    $311,826
                                 =======     =======      =======      =======     =======      =======    ========

------------------------
(1) One-to-four family loans include $98.5 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and are annually adjustable thereafter. $45.5 million of these loans with repricing periods greater than 5 years have been classified as fixed rate loans. $53.0 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.
(2)      Includes second mortgage loans of $35.6 million at December 31, 2001.

         The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 2001 due after December 31, 2002.

                                                               Due After December 31, 2002
                                                 ----------------------------------------------------
                                                      Fixed            Adjustable           Total
                                                 --------------     ----------------    -------------
                                                                     (In thousands)
First mortgage loans:
    One-to-four family residential(1)...........   $  66,301           $  73,517          $ 139,818
    Multifamily.................................       5,482              36,018             41,500
    Commercial..................................       6,057              14,941             20,998
Consumer loans (2)..............................      43,952                 122             44,074
                                                   ---------           ---------          ---------
      Total.....................................   $ 121,792           $ 124,598          $ 246,390
                                                   =========           =========          =========

------------------------
(1) One-to-four family loans include $89.4 million of 7 year fixed rate loans that convert to adjustable rates at the beginning of the eighth year and are annually adjustable thereafter. $45.5 million of these loans with repricing periods greater than 5 years have been classified as fixed rate loans. $43.9 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.
(2)      Includes second mortgage loans of $32.7 million at December 31, 2001.

         One-to-Four Family Residential Real Estate Loans. Traditionally, the Company's primary lending activity consists of the origination of fixed- and adjustable-rate one-to-four family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company's market area. The Company also originates one-to-four family, interest only construction loans that convert to permanent loans after an initial construction period that generally does not exceed nine months. At December 2001, 41.2% of the Company's residential real estate loans had fixed rates, and 58.8% had adjustable rates.

         The Company originates loans for portfolio and sells loans in the secondary mortgage market. However, the Company's one-to-four family, fixed-rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market. The Bank has sold fixed-rate loans with maturities equal to or in excess of 15 years in the secondary mortgage market. For the year ended December 31, 2001, the Company sold $50.1 million of one-to-four family residential mortgage loans, generally due to lower interest rates. One-to-four family loans are underwritten and originated according to policies approved by the Board of Directors.

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

         The Company's adjustable rate mortgage loans, or "ARM loans", are generally originated for terms of up to 30 years, with interest rates that adjust annually. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. Currently, the Company offers ARM loans with annual rate caps of 1.5% and maximum life-of-loan caps of 11.95%. Prior to 1995, the Company's ARM loans originated for retention in its portfolio generally were based on the 11th District Cost of Funds Index, a lagging market index. At present, the interest rate on its ARM loans is calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year. The Company determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated, rather than the introductory or "teaser" rate or the maximum life-of-the rate to which the loan could adjust. In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One-to- four family residential ARM loans totalled $95.0 million, or 30.9%, of the Company's total net loan portfolio at December 31, 2001.

         The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company's credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk. See Item 7A. "Discussion of Market Risk-- Interest Rate Sensitivity Analysis" in the 2001 Annual Report to Shareholders, which is attached to this Form 10-K as Exhibit 13.1.

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

         Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. "See Regulation-Regulation of Federal Savings Associations-Real Estate Lending Standards." The Company's lending policies limit the maximum loan-to-value ratio on mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Company generally makes one-to-four family first real estate loans with loan-to-value ratios of up to 95%; however, for one-to-four family real estate loans with loan-to-value ratios greater than 80%, the Company requires the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion on all properties securing real estate loans originated by the Company.

         Multifamily Residential and Commercial Real Estate Loans. The Company's loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $100.1 million, or 32.5%, of the Company's total net loan portfolio at December 31, 2001. Of such loans, $90.2 million, or 90.1%, were purchased or originated by the Company and were secured by properties outside the State of Iowa (the "out of state" properties). There was one loan secured by commercial real estate in the amount of $37,000 that was more than 90 days past due at December 31, 2001. The multifamily and commercial real estate loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings. Multifamily residential real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed rate loans generally amortize over 15 to 30 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to fifteen years. Such loans are priced as five to fifteen year loans with maximum loan-to-value ratios of 80%. See " -- Purchased or Out of State Originated Loans".

         All purchased or out of state originated multifamily or commercial real estate loans in excess of $500,000 are approved by the Chief Executive Officer, Chief Operating Officer and the Board of Directors and are subject to the same underwriting standards as for loans originated by the Company. All purchased or out of state originated loans less than $500,000 are approved by the Chief Executive Officer and Chief Operating Officer and ratified by the Board of Directors and are subject to the same underwriting standards as loans originated by the Company. Before a loan is purchased, the Company obtains a copy of the original loan application, certified rent rolls, the original title insurance policy and personal financial statements of any guarantors of the loan. An executive officer or director of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. $23.0 million, or 23.2%, of out of state loans are serviced by the Bank. $75.8 million, or 76.8% of the out of state loans are serviced by the originating financial institution or mortgage company. The Company imposes a $2.5 million limit on the aggregate size of multifamily and commercial loans to any one borrower. Any exceptions to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Company's legal lending limit. See "Regulation -- Regulation of Federal Savings Associations -- Loans to One Borrower".

         Loans secured by multifamily and commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and typically, such loans also have larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from such real estate projects are reduced, the borrower's ability to repay the loan may be impaired. As a result, these types of loans present greater potential loan delinquencies and loan losses than single family residential loans.

         Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which primarily include second mortgage loans. As of December 31, 2001, consumer loans totalled $50.2 million, of which second mortgage loans totalled $35.6 million, or 11.6%, of the Company's net total loan portfolio. The Company's second mortgage loans have fixed interest rates and are generally for terms of 3 to 5 years. The Company's second mortgage loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 80%. The average principal amount of the Company's second mortgage loans is approximately $16,000.

         To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally on a 80% loan-to-value basis for new cars. All of the Company's automobile loans were originated by the Company and generally, have terms of up to five years. At December 31, 2001, automobile loans totalled $9.4 million, or 3.1% of the Company's net total loan portfolio.

         In addition, the Company also makes other types of consumer loans, primarily unsecured signature loans for various purposes. At December 31, 2001, other consumer loans totalled $5.1 million, or 1.7% of the Company's net total loan portfolio. Included in the other consumer loans are unsecured consumer loans totalled $1.0 million, or 0.3% of the Company's net total loan portfolio. The minimum loan amount for unsecured signature loans is $1,000, the maximum loan amount for such loans is generally $7,500, and the average balance of such loans is approximately $2,000.

         The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans may be unsecured and are originated for any business purpose, such as for the purchase of computers and business equipment. The maximum loan amount for such unsecured loans is generally $7,500.

         The Company's business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company generally expects consumer loan demand will come from its mortgage loan customers. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 2001, $109,000, or 0.22%, of the Company's consumer loan portfolio was on non-accrual status.

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to collateralize the proposed loan. An underwriter in the Company's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company's written loan policies, senior management approves all first mortgage loans. The Loan Committee of the Board of Directors meets quarterly to review a sampling of all loans originated in the previous three months.

         After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. An abstract of title along with an attorney's title opinion is required on all first mortgage loans secured by real property in Iowa. At December 31, 2001, the Company had outstanding commitments to originate $6.7 million of loans. This amount does not include commitments to purchase loans, the undisbursed overdraft loan privileges or the unfunded portion of loans in process.

         Purchased or Out of State Originated Loans. The Company's loan portfolio contains $98.8 million of loans secured by out of state properties. These loans represented 31.7% of the Company's total loan portfolio at December 31, 2001. All of the one-to-four family, multifamily residential and commercial real estate loans in the Company's loan portfolio which are purchased or originated out of state by the Company are without recourse to the seller. At December 31, 2001, approximately $26.7 million of these purchased loans represented loans secured by real estate in the state of California, located primarily in southern California. The Company's investment in properties in Colorado totalled $23.8 million and was primarily distributed between the Colorado Springs and Denver areas. The Company's investment in properties located in Wisconsin totalled $22.0 million and was primarily distributed between the Milwaukee and Madison areas. The remainder of the Company's purchased or out of state originated loans are distributed in various states. At December 31, 2001, the Company's multifamily residential and commercial real estate loans had an average balance of $484,000 and the largest loan had a principal balance of $2.4 million. As of December 31, 2001 there was one commercial real estate loan in the amount of $37,000 that was more than 90 days past due and was on nonaccrual status.

         To supplement its origination of one-to-four family first mortgage loans, the Company also purchases loans secured by one-to-four family residences out of state. At December 31, 2001, $8.6 million, or 2.7%, of the Company's total loan portfolio consisted of purchased one-to-four family loans, of which $6.4 million were secured by properties located in Missouri. As of December 31, 2001 there were no purchased one-to-four family first mortgage loans that were on a nonaccrual status.

         Loans purchased by the Company entail certain risks not necessarily associated with loans the Company originates. The Company's purchased loans are generally acquired without recourse against the seller. $23.0 million, or 23.2%, of out of state loans are serviced by the Bank. $75.8 million, or 76.8% of the out of state loans are serviced by the originating financial institution or mortgage company. Although the Company reviews each purchased loan using the Company's underwriting criteria for originations and a Company officer or director performs an on-site inspection of each purchased loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review. In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with loans the Company originates. Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company's market areas. If economic conditions continue to limit the Company's opportunities to originate loans in its market areas, the Company may increase its investment in out of state mortgage loans. There can be no assurance, however, that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

         In an effort to reduce the risk of loss on out of state purchased loans, the Company generally purchases loans that meet the underwriting policies for loans originated by the Company although specific rates and terms may differ from the rates and terms offered by the Company. The Company also requires appropriate documentation, and personal inspections of the underlying real estate collateral by an executive officer or director prior to purchase.

         Set forth below is a table of the Company's purchased or out of state originated loans by state of origin (including multifamily residential, commercial real estate and one-to-four family first mortgage loans) as of December 31, 2001.

                                Balance as of
                State          December 31, 2001
                -----          -----------------
                                (In thousands)
                Arizona         $       581
             California              26,692
               Colorado              23,830
                Georgia                  25
               Illinois                   4
                Indiana               6,390
                 Kansas                   6
               Michigan               1,086
              Minnesota                 745
               Missouri               8,587
                Montana                  58
               Nebraska                 526
                 Nevada                 623
         North Carolina                 621
           North Dakota                  40
                   Ohio               1,567
                 Oregon                 926
              Tennessee                 182
                  Texas               1,298
                   Utah               1,093
               Virginia                  31
             Washington               1,865
              Wisconsin              22,002
                                -----------
                  Total         $    98,778
                                ===========

         Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the periods indicated.

                                                                             For the Years Ended
                                                                                  December 31,
                                                        -----------------------------------------------------------
                                                              2001                  2000                 1999
                                                        ---------------        ---------------       --------------
                                                                              (In thousands)
Total loans receivable at beginning of period......       $   322,408            $   291,760           $   258,361
                                                          -----------            -----------           -----------
Originations:
First mortgage loans:
   One-to-four family residential..................            83,270                 48,937                60,811
   Multifamily.....................................                --                     --                   700
   Commercial......................................                --                     --                    --
Consumer loans:
   Automobile......................................             8,003                  6,856                 6,912
   Second mortgage ................................            27,033                 21,500                16,141
   Other ..........................................             4,339                  2,853                 2,301
                                                          -----------            -----------           -----------
     Total originations:...........................           122,645                 80,146                86,865
Loan Purchases:
   First mortgage-- one-to-four family.............             1,865                  1,677                 5,870
   First mortgage-- multifamily....................            20,876                 10,449                23,332
   First mortgage-- commercial.....................             5,043                  7,499                11,142
Loan Sales:
   First mortgage-- one-to-four family.............           (49,309)               (14,080)              (20,117)
Transfer of mortgage loans to (from)
   foreclosed real estate..........................               889                   (166)                  212
Repayments.........................................           110,813                 55,209                74,481
                                                          -----------            -----------           -----------
Net loan activity..................................           (10,582)                30,648                33,399
                                                          -----------            -----------           -----------
     Total loans receivable at end of period.......       $   311,826            $   322,408           $   291,760
                                                          ===========            ===========           ===========

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Net deferred fees and costs are recognized into income immediately upon prepayment of the related loan. At December 31, 2001, the Company had $56,000 of deferred loan origination expenses, net. Such fees vary with the type of loans and commitments made. The Company typically charges a document preparation fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges and late charges. The Company recognized fees and service charges of $2.0 million, $1.6 million and $1.5 million for the fiscal years ended December 31, 2001, 2000 and 1999, respectively.

Investment Activities

         At December 31, 2001, the Company's investment portfolio is comprised of United States Government Agencies, State and Local Obligations, mortgage-backed securities, mutual funds, interest-bearing deposits and equity securities consisting of FHLMC preferred stocks, FNMA preferred stock, FHLB stock, other common and preferred stocks. At December 31, 2001, $1.2 million, or 17.1%, of the Company's investment portfolio, excluding mortgage-backed securities, mutual funds and equity securities, was scheduled to mature in one year or less, and $1.4 million, or 19.4% was scheduled to mature within one to five years.

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

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                                            At December 31,
                                                     --------------------------------------------------------
                                                            2001                2000                1999
                                                     ----------------    -----------------    ---------------
                                                                           (In thousands)

Investment securities:
     U.S. Treasury  Notes........................      $        --          $        --         $     4,260
     U.S. Government agencies (1)................            1,003               17,278              18,799
     Mortgage-backed securities..................            6,331                8,183               9,955
     State and Local Obligations (1).............            5,952                4,473               4,772
     FHLB stock..................................            4,429                4,429               3,035
     Mutual Fund.................................            2,002                   --                  --
     Equity securities(2)........................           11,649                8,989               8,872
                                                       -----------          -----------         -----------
       Total investment securities...............           31,366               43,352              49,693
     Interest-earning deposits...................           17,650                6,331               4,127
                                                       -----------          -----------         -----------
       Total investments.........................      $    49,016          $    49,683         $    53,820
                                                       ===========          ===========         ===========

(1) Certain securities have call features which allows the issuer to call the security prior to maturity date.
(2) Certain securities have call features which allows the issuer to call the security.

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 2001.

                                                               At December 31, 2001
                             -------------------------------------------------------------------------------------------------------
                             One Year or Less  One to Five Years Five to Ten Years  Over Ten Years              Total
                             ----------------  ----------------- -----------------  --------------   -------------------------------
                                      Annualized         Annualized       Annualized      Annualized                      Annualized
                                       Weighted          Weighted         Weighted         Weighted                Average  Weighted
                              Carrying  Average Carrying Average Carrying  Average Carrying Average  Carrying  Fair  Life in Average
                                Value   Yield    Value    Yield    Value   Yield    Yield    Yield     Value   Value Years   Yield
                              -------- -------- -------- ------- -------- --------  ------- -------- --------  ----- -----  --------
                                                                    (Dollars in thousands)
                                                                    ----------------------
Investment securities:
 U.S. Government agencies(1)   $ 1,003    6.00%   $    --     --%  $    --      --%  $    --      --%  $ 1,003 $ 1,003  1    6.00%
 Mortgage-backed securities         --      --      1,088   5.70     3,293    5.93     1,950    6.48     6,331   6,331  4    6.02
 State and Local Obligations(1)    186    4.29      1,350   4.61     3,585    4.71       831    6.26     5,952   5,952  5    4.91
 Mutual Fund...............         --      --         --     --        --      --        --      --     2,002   2,002       3.39
 FHLB Stock................         --      --         --     --        --      --        --      --     4,429   4,429       4.00
 Common and Preferred Stock         --      --         --     --        --      --        --      --       279     279       6.74
 Preferred Stock-FNMA(2)            --      --         --     --        --      --        --      --     5,419   5,419       6.37
 Preferred Stock-FHLMC(2)..         --      --         --     --        --      --        --      --     5,951   5,951       5.24
                               -------   -----    -------  -----   -------   -----   -------   -----   ------- -------       ----
  Total securities available
        for sale............   $ 1,189    5.73%   $ 2,438   5.10%  $ 6,878    5.29%  $ 2,781    6.41%  $31,366 $31,366       5.29%
Interest-bearing deposits
 at the FHLB...............     17,650    1.62         --     --        --      --        --      --    17,650  17,650       1.62
                               -------   -----    -------  -----   -------   -----   -------   -----   ------- -------       ----
  Total investments.......     $18,839    1.88%   $ 2,438   5.10%  $ 6,878    5.29%  $ 2,781    6.41%  $49,016 $49,016       3.94%
                               =======   =====    =======  =====   =======   =====   =======   =====   ======= =======       ====

(1) Certain securities have call features which allows the issuer to call the security prior to maturity date.
(2) Certain securities have call features which allows the issuer to call the security.

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from FHLB advances, the amortization and prepayment of loans, the maturity of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Company uses short-term borrowings to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. During 2001, consumer and commercial deposits were attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, savings accounts, money market savings, certificates of deposit and individual retirement accounts. See "Acquisition of Valley Financial Corp." Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company may pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. Public fund deposits totalled $6.8 million at December 31, 2001, a reduction of $9.1 million from December 31, 2000. The Company does not obtain retail funds through brokers through a solicitation of funds, nor by offering negotiated rates on certificates of deposit in excess of $100,000.

         Deposit Portfolio. Deposits with the Company as of December 31, 2001, were represented by the various types of deposit programs described below.

    Weighted                                                                                                        Percentage
     Average                                            Checking and               Minimum                           of Total
  Interest Rate       Original Term                   Savings Deposits             Balance        Balances           Deposits
---------------     ------------------         ------------------------------   ------------   -------------       ------------
                                                                                                (Dollars in
                                                                                                 thousands)

   0.00%            None                        Noninterest-bearing demand       $     50        $  6,864               2.56%
   0.88             None                        NOW accounts                           50          33,767              12.56
   1.26             None                        Savings accounts                       25          21,878               8.14
   1.58             None                        Money Market savings                2,500          28,096              10.45

                                                Certificates of Deposit
                                                -----------------------
   3.15             1-3 months                  Fixed term, fixed rate           $  1,000        $    512               0.19
   3.29             4-6 months                  Fixed term, fixed rate              1,000           4,786               1.78
   4.64             7-9 months                  Fixed term, fixed rate              1,000          10,493               3.90
   4.07             10-12 months                Fixed term, fixed rate              1,000          21,780               8.10
   5.21             13-24 months                Fixed term, fixed rate              1,000          53,852              20.03
   5.51             25-36 months                Fixed term, fixed rate              1,000          27,066              10.07
   6.13             37-48 months                Fixed term, fixed rate              1,000           4,043               1.50
   5.83             49-60 months                Fixed term, fixed rate              1,000          54,706              20.35
   6.23             61 months or greater        Fixed term, fixed rate              1,000             769               0.29
   2.65             Various                     Variable rate                         100             202               0.08
                                                                                                 --------             ------
                                                Total deposits                                   $268,814             100.00%
                                                                                                 ========             ======

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

                                              Increase     Increase                     Increase     Increase
                                  Balance    (Decrease)   (Decrease)      Balance      (Decrease)   (Decrease)      Balance
                                 12/31/01        %            $          12/31/00          %            $           12/31/99
                                ---------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Noninterest bearing demand....  $   6,864      13.06%     $    793      $   6,071         (5.32)%    $   (341)     $   6,412
NOW...........................     33,767      11.72         3,542         30,225          0.43           129         30,096
Savings account ..............     21,878       0.71           154         21,724        (15.90)       (4,106)        25,830
Money market savings..........     28,096      14.59         3,577         24,519         40.40         7,055         17,464
Certificates of deposit
  that mature:
    within 12 months..........     94,705       1.65         1,533         93,172        (20.71)      (24,343)       117,515
    within 12-36 months.......     53,027     (14.43)       (8,945)        61,972         17.58         9,265         52,707
    beyond 36 months..........     30,477      29.78         6,993         23,484         11.78         2,477         21,007
                                ---------    -------      --------      ---------      --------      --------      ---------
      Total...................  $ 268,814       2.93%     $  7,647      $ 261,167         (3.64)%    $ (9,864)     $ 271,031
                                =========    =======      ========      =========      ========      ========      =========

                                             Increase      Increase                     Increase      Increase
                                  Balance    (Decrease)   (Decrease)      Balance      (Decrease)    (Decrease)      Balance
                                 12/31/99        %             $         12/31/98           %             $         12/31/97
                                --------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Noninterest bearing demand....  $   6,412      17.48%     $    954      $   5,458         73.55%     $  2,313      $   3,145
NOW...........................     30,096       2.63          (813)        30,909        113.80        16,452         14,457
Passbook savings..............     25,830       1.03          (269)        26,099         52.45         8,979         17,120
Money market savings..........     17,464      11.92        (2,364)        19,828        121.34        10,870          8,958
Certificates of deposit
  that mature:
    within 12 months..........    117,515      44.55        36,220         81,295         99.44        40,533         40,762
    within 12-36 months.......     52,707      18.86       (12,255)        64,962         53.20        22,558         42,404
    beyond 36 months..........     21,007      15.81         2,868         18,139         27.04         3,861         14,278
                                ---------    -------      --------      ---------      --------      --------      ---------
       Total..................  $ 271,031       9.87%     $ 24,341      $ 246,690      $  74.80%     $105,566      $ 141,124
                                =========    =======      ========      =========      ========      ========      =========

         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                                 At December 31,
                             ------------------------------------------------
                                   2001             2000            1999
                             -------------     -------------    -------------
                                               (In thousands)
Rate
----

3.99% or less............      $  23,765         $      24        $     688
4.00-5.99%...............         95,618            78,138          154,231
6.00-7.99%...............         58,814           100,455           36,300
8.00% or greater.........             12                11               10
                               ---------         ---------        ---------
                               $ 178,209         $ 178,628        $ 191,229
                               =========         =========        =========

         The following table sets forth the amount and maturities of certificates of deposit at December 31, 2001.

                                                                  Amount Due
                          ---------------------------------------------------------------------------------------------
                              Less
                             Than 1        1-2           2-3        3-4          4-5         After 5
                              Year        Years         Years      Years        Years         Years            Total
                          -----------  -----------  -----------  ----------   ----------    --------       ------------
                                                          (In thousands)
Rate
----
3.99% or less......        $ 17,352     $  5,990      $    339    $     64     $     20         $ --         $  23,765
4.00-5.99%.........          43,441       21,727        14,295       3,248       12,905            2            95,618
6.00-7.99%.........          33,901        8,267         2,408      10,252        3,903           83            58,814
8.00% or greater...              12          --            --           --          --            --                12
                           --------     --------      --------    --------     --------         ----         ---------
                           $ 94,706     $ 35,984      $ 17,042    $ 13,564     $ 16,828         $ 85         $ 178,209
                           ========     ========      ========    ========     ========         ====         =========

         The following table indicates the amount of the Company's certificates of deposit greater than $100,000 by time remaining until maturity at December 31, 2001. This amount does not include savings accounts of greater than $100,000, which totalled approximately $724,000 at December 31, 2001.


                                                 Certificates
                                                of Deposit over
         Remaining Maturity                        $100,000
----------------------------------------        ---------------
                                                (In thousands)

Three months or less....................         $   4,113
Three through six months................             3,263
Six through twelve months...............             4,768
Over twelve months......................             6,362
                                                 ---------
  Total.................................         $  18,506
                                                 =========

         The following table sets forth the savings activities of the Company for the periods indicated:

                                                                        For the
                                                                 Year Ended December 31,
                                               ---------------------------------------------------------
                                                    2001                  2000                  1999
                                               -------------        --------------         -------------
                                                                     (In thousands)
Net increase (decrease) before interest
    credited and deposits acquired............  $   (1,626)           $  (18,730)            $   15,582
Interest credited.............................       9,273                 8,866                  8,758
                                                ----------            ----------             ----------
    Net increase (decrease) in deposits.......  $    7,647            $   (9,864)            $   24,340
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

         In conjunction with the Bank's conversion from mutual to stock form in 1994, the Bank established an Employee Stock Ownership Plan (the "ESOP"), as amended, for eligible employees. The ESOP borrowed $960,000 from an unrelated third party lender to finance the purchase of 104,075 shares of the Bank's common stock. Collateral for such loan consisted of the common stock held by the ESOP. The term of the loan was 10 years. The ESOP also borrowed funds in the amount of $840,000 from the Holding Company to purchase 84,000 shares of the Holding Company's Common Stock issued in the reorganization of the Bank and the MHC to the stock holding company form in 1996. In September 1996, these two loans were consolidated into a single loan from the Holding Company to the ESOP.

                                                            For the
                                                     Year Ended December 31,
                                      ----------------------------------------------------
                                           2001               2000                 1999
                                      ------------       -------------         -----------
                                                     (Dollars in thousands)
Weighted average rate paid on:
      FHLB advances.................        6.01%              6.20%                5.62%
FHLB advances:
      Maximum balance...............    $ 88,563           $ 88,572             $ 60,691
      Average balance...............      75,827             71,570               43,711
Weighted average rate paid on:
      Other borrowings..............        2.39%              1.00%                1.00%
Other borrowings:
      Maximum balance...............    $    275           $     34             $     38
      Average balance...............          27                 32                   36

------------------------

Title Abstract Business

         A component of the Company's operating strategy is to increase non-interest income, primarily through the expansion of the abstract company business conducted through a wholly owned subsidiary, First Iowa Title Services Inc. ("First Iowa"). First Iowa currently provides real estate title abstracting services in Webster, Boone and Jasper counties. These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate. This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels. The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company. Iowa law prohibits Iowa insurance companies orcompanies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise. Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market, but the cost of this insurance may not be passed on to the borrower. First Iowa had 16 employees as of December 31, 2001.

Insurance and Annuity Business

         Another component of the Company's operating strategy to increase non-interest income is through First Federal Investment Services, Inc. ( "First Federal Investments"), a wholly owned subsidiary of the Bank. First Federal Investments activities include the sale of life insurance on mortgage loans, and credit life and accident and health insurance on consumer loans made by the Company. In addition, First Federal Investments sells life insurance annuity products, mutual funds and other noninsured products. In connection with the Acquisition, the Bank acquired Valley Services, Inc., which was merged into First Federal Investments. First Federal Investments had two employees as of December 31, 2001.

Mortgage Company Business

         First Iowa Mortgage, Inc. was acquired as a part of the Acquisition of Valley Financial and is a wholly-owned subsidiary of the Bank. First Iowa Mortgage, Inc. originates first mortgage loans and subsequently sells these loans and the mortgage servicing rights to investors. First Iowa Mortgage, Inc. currently operates in the Bank's office in Ames, Iowa. First Iowa Mortgage, Inc. currently has a management agreement with First Federal to provide employees.

Multifamily Apartment Building

         On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership with the Fort Dodge Housing Corporation ("FDHC"), a non-profit Iowa corporation formed to acquire, develop and manage low-and moderate- income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge. The Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. A 44-unit apartment complex was completed on February 1, 1997. The tax credits for the year ended December 31, 2001 are approximately $154,000. The tax credits will continue for a five-year period.

Personnel

         At December 31, 2001, the Company had 112 full-time and 23 part-time employees (including the 16 employees of First Iowa and the 2 employees at First Federal Investments). None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

                           FEDERAL AND STATE TAXATION


Federal Taxation

         General. The following is a general discussion of material tax matters and does not purport to be a comprehensive description of the tax rules applicable to the Holding Company or the Bank. The Bank has not been audited in the last five years. For federal income tax purposes, the Holding Company and the Bank will be eligible to file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below. The Company is not currently under audit by the IRS and has not been audited for the past five years.

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

         The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. We do not intend to pay dividends that would result in the recapture of any portion of our bad debt reserves.

         Corporate Alternative Maximum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by AMTI minimum tax net operating loss carryovers, of which there is none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. The Company does not expect to be subject to the AMT.

         Dividends-Received Deduction. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation

         Iowa and Colorado Taxation. The Holding Company and the Bank's subsidiaries will file Iowa corporation tax returns and the Bank will file an Iowa franchise and Colorado income tax return.

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

         The state corporation income tax rate ranges from 6% to 12% depending upon Iowa corporation taxable income. Interest from federal securities is not taxable for purposes of the Iowa corporation income tax.

                                   REGULATION

General

         The Bank is a federal savings bank subject to the regulation, examination and supervision by the OTS and is subject to the examination and supervision of the Federal Deposit Insurance Corporation ("FDIC") as its deposit insurer. The Bank is a member of the SAIF, and its deposit accounts are insured up to applicable limits by the FDIC. All of the deposit premiums paid by the Bank to the FDIC for deposit insurance are currently paid to the SAIF. The Bank is also a member of the FHLB of Des Moines, which is one of the 12 regional FHLBs. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Holding Company, as a savings and loan holding company, files certain reports with, and otherwise complies with, the rules and regulations of the OTS and of the SEC under the federal securities laws.

         The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, SEC or the Congress, could have a material adverse impact on the Company, the Bank, and their operations and stockholders.

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

The USA PATRIOT Act

         In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Rules promulgated under this Section are due by April 24, 2002.
     o Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.
     o Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Rules promulgated under this Section are due by April 24, 2002, to be effective by July 23, 2002.
     o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.
     o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Regulation of Savings and Loan Holding Companies

     The Holding Company is registered as an unitary savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and any of its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the FRB.

     The Home Owner and Loan Act ("HOLA"), as amended, prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring (i) through mergers, consolidation or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; and (ii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

     A savings and loan holding company may not acquire as a separate subsidiary as insured institution that has a principal office outside of the state where the principal office of its subsidiary institution in located, except, (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or (iii) if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution charted by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

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

     Transactions between the Bank and the Holding Company and its other subsidiaries are subject to various conditions and limitations. See "-- Regulation of Federal Savings Associations -- Transactions with Related Parties." See "-- Regulation of Federal Savings Associations -- Limitation on Capital Distributions."

Federal Securities Laws

         The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Regulation of Federal Savings Associations

     Business Activities. The Bank derives its lending and investment powers from the HOLA and the regulations of the OTS thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank's authority to invest in certain types of loans or other investments is limited by federal law.

     Loans to One Borrower. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank's total loans or extensions of credit to a single borrower cannot exceed 15% of the Bank's unimpaired capital and surplus which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus, if the loans or extensions of credit are fully-secured by readily-marketable collateral. The Bank currently complies with applicable loans-to-one borrower limitations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     QTL Test. Under federal law, the Bank must comply with the qualified thrift lender, of "QTL" test. Under the QTL test, the Bank is required to maintain at least 65% of its"portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-moth period. "Portfolio assets" means, in general, the Bank's total assets less the sum of :

         Specified liquid assets up to 20% of total assets:
         goodwill and other intangible assets; and the value of property used to conduct the Bank's business

     The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at December 31, 2001, and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If the Bank fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter.

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

     The OTS and the other federal banking agencies are required to take into account interest rate risk ("IRR") in their risk- based capital standards. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred the implementation of the IRR component in the computation of an institution's risk-based capital requirement. The OTS continues to monitor the IRR of individual institutions and retains the right to impose additional capital on individual institutions. At December 31, 2001, the Bank was not required to maintain any additional risk-based capital under this regulation.

     At December 31, 2001, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2001:

                                               Capital
                             Bank            Requirements       Excess Capital
                        -------------        ------------       --------------
                                           (In thousands)
Tangible capital......   $  29,239           $   5,596           $  23,643
Core capital..........      29,239              11,191              18,048
Risk-based capital....      32,048              17,982              14,066

         A reconciliation between regulatory capital and GAAP capital at December 31, 2001 in the accompanying financial statements is presented below:

                                                Tangible Capital       Core Capital        Risk-based Capital
                                                ----------------       ------------        ------------------
                                                                      (In thousands)
GAAP capital..................................     $ 35,318              $ 35,318              $ 35,318
Intangible assets.............................       (5,896)               (5,896)               (5,896)
Unrealized gain on certain available for sale
  assets......................................         (183)                 (183)                 (183)
Allowance for loan losses includable
  in supplementary capital....................           --                    --                 2,809
                                                   --------              --------              --------
Regulatory capital............................     $ 29,239              $ 29,239              $ 32,048
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

         Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23 A and 23 B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates, In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that is engages in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

         The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22 (g) and 22 (h) of the FRA and Regulation ) of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing from comparable transactions with unaffiliated persons and that do not involve more that the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank's Board of Directors.

         Enforcement. The OTS has primary enforcement responsibility over savings associations, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

         Standards for Safety and Soundness. Under federal law, the OTS has adopted, a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and mange the risks and exposures specified in the guidelines. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. In, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action"provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings associations would be placed in one of the following four categories base on the association's capital:

                  Well capitalized;
                  adequately capitalized;
                  undercapitalized; and
                  critically undercapitalized

         At December 31, 2001, the Bank met the criteria for being considered "well-capitalized." When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provision of federal law.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Des Moines. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 2001 of $4.4 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

         Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $42.8 million. The amount of aggregate transaction accounts in excess of $42.8 million are currently subject to a reserve ratio of 10.0%, which ratio the FRB may adjust between 8.0% and 12%. The FRB regulations currently exempt $5.5 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

ITEM 2.           PROPERTIES

         The Company conducts its business through its main office located in Fort Dodge, Iowa and seven full-service offices located in Fort Dodge, Nevada, Ames, Perry, Burlington and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa Title Services at December 31, 2001. All of the offices of the Company are owned. In addition to the properties listed below, First Federal Investments owns land and an office building in Fort Dodge, Iowa and equipment with a net book value of $209,000 and Northridge Apartments Limited Partnership owns a multifamily apartment building with a net book value of $1.7 million at December 31, 2001. The aggregate net book value of the Company's premises and equipment, on a consolidated basis was $6.8 million at December 31, 2001.

                                                             Lease
    Location                         Opening Date        Expiration Date        Net Book Value
    --------                         ------------        ---------------        --------------
    Main Office:
    825 Central Avenue                    1973                 N/A             $   945,914
    Fort Dodge, Iowa

    Branch Offices:
    201 South 25th Street                 1977                 N/A             $   240,141
    Fort Dodge, Iowa

    404 Lincolnway                        1977                 N/A             $   481,544
    Nevada, Iowa

    316 South Duff                        1995                 N/A             $ 2,015,268
    Ames, Iowa

    1st Avenue and Hwy 141                1999                 N/A             $   849,804
    Perry, Iowa

    321 North Third Street                1953                 N/A             $   586,374
    Burlington, Iowa

    1010 North Roosevelt                  1975                 N/A             $ 1,107,716
    Burlington, Iowa

    102 South Main                        1991                 N/A             $   262,098
    Mount Pleasant, Iowa

    1802 Delaware                         2001                 2002            $         0
    Ankeny, Iowa

    First Iowa Offices:
    628 Central Avenue                    1982                 N/A             $    40,678
    Fort Dodge, Iowa

    814 8th Street                        1996                 2003 (1)        $    22,319
    Boone, Iowa

    200 1st Street South                  1996                 2003 (1)        $    19,835
    Newton, Iowa

    First Iowa Mortgage Office:           1998                 N/A                  16,969
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

         The information required by this Item is incorporated herein by reference to page 60 of the Company's 2001 Annual Report to Shareholders under the heading "Shareholder Information," which section is included in Exhibit 13.1 to this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to page 4 of the Company's 2001 Annual Report to Shareholders under the heading "Selected Financial Data," which section is included in Exhibit 13.1 to this Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to pages 7 through 24 of the Company's 2001 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is included in
Exhibit 13.1 to this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference to pages 10 through 13 of the Company's 2001 Annual Report to Shareholders under the heading "Discussion of Market Risk--Interest Rate Sensitivity Analysis," which section is included in Exhibit 13.1 to this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to pages 26 through 58 of the Company's 2001 Annual Report to Shareholders under the headings "Independent Auditor's Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which section are included in Exhibit 13.1 to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors and Executive Officers of the Registrant is included under the headings "Information with Respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2002, which has been filed with the SEC and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2002, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to security ownership of certain beneficial owners and management is included under the headings "Principal Shareholders of the Company" and "Security Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2002, which has been filed with the SEC and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is included under the heading "Transaction with Certain Related Persons" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2002, which has been filed with the SEC and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Financial Statements, Schedules and Exhibits

          1. The consolidated balance sheets of North Central Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, equity and cash flows for the years ended December 31, 2001, 2000 and 1999, together with the related notes and the independent auditor's report of McGladrey & Pullen, LLP, independent certified public accounts.

          2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

          3.   See Exhibit Index on following page.

(b)      Reports on Form 8-K filed during the last quarter of 2001

         None.

(c) Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K:

Exhibit No.                  Description                                         Page No.
-----------                  -----------                                         --------

   3.1     Articles of Incorporation of North Central Bancshares, Inc.                  *
   3.2     Bylaws of North Central Bancshares, Inc.                                     *
   3.3     Amendment to Article IV of the Bylaws of North Central Bancshares, Inc.
   4.1     Federal Stock Charter of First Federal Savings Bank of Iowa (formerly        *
           known as First Federal Savings Bank of Fort Dodge)
   4.2     Bylaws of First Federal Savings Bank of Iowa (formerly known as First        *
           Federal Savings Bank of Fort Dodge).
   4.3     Specimen Stock Certificate of North Central Bancshares, Inc.                 *
   4.4     Amendment to Article III of the Bylaws of First Federal Savings Bank of
           Iowa
  10.1     Employee Stock Ownership Plan of First Federal Savings Bank of Iowa        *****
           (formerly known as First Federal Savings Bank of Fort
           Dodge) and ESOP Trust Agreement (incorporating Amendments 1 and 2)
  10.1A    Amendment #1 to Employee Stock Ownership Plan of First Federal Savings
           Bank of Iowa (formerly known as First Federal Savings Bank of Fort
           Dodge) and ESOP Trust Agreement
  10.1B    Amendment #2 to Employee Stock Ownership Plan of First Federal Savings
           Bank of Iowa (formerly known as First Federal Savings Bank of Fort
           Dodge) and ESOP Trust Agreement
  10.2     ESOP Loan Documents, dated September 3, 1996                                ****
  10.3     Employee Retention Agreements between First Federal Savings Bank of Fort     **
           Dodge and certain executive officers
  10.4     Employment Agreement between First Federal Savings Bank of Iowa              *
           (formerly known as First Federal Savings Bank of Fort Dodge) and David
           M. Bradley, effective as of August 31, 1994
  10.6     Form of Employment Agreement between North Central Bancshares, Inc. and       *
           David M. Bradley
  10.8     North Central Bancshares, Inc. 1996 Stock Option Plan                        ***
  10.9     Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option     *****
           Plan
  10.10    Supplemental Retirement and Deferred Compensation Plan of First Federal
           Savings Bank of Iowa
  10.11    Form of Employment Agreement between First Federal Savings Bank of Iowa     ******
           and C. Thomas Chalstrom
  13.1     Annual Report to security holders
  21.1     Subsidiaries of the Registrant                                                 *
  23.1     Consent of McGladrey & Pullen, LLP
  99.1     Press Release dated November 30, 2001
  99.2     Press Release dated January 22, 2002

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

******  Incorporated by reference to Exhibit 10.3.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             North Central Bancshares, Inc.

Date:  March 25, 2002                        /s/ David M. Bradley
                                             --------------------------
                                             By: David M. Bradley
                                             Chairman, President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Name                               Title                            Date
      ----                               -----                            ----
/s/ David M. Bradley             President, Chief Executive Officer,    03/25/02
-------------------------        Director,and Chairman of the Board
David M. Bradley                 (principal executive officer)

/s/ John L. Pierschbacher        Treasurer                              03/25/02
-------------------------        (principal accounting and
John L. Pierschbacher            financial officer)

/s/ Robert H. Singer, Jr.        Director                               03/25/02
-------------------------
Robert H. Singer, Jr.

/s/ KaRene Egemo                 Director                               03/25/02
-------------------------
KaRene Egemo

/s/ Melvin R. Schroeder          Director                               03/25/02
-------------------------
Melvin R. Schroeder

/s/ Mark M. Thompson             Director                               03/25/02
-------------------------
Mark M. Thompson

/s/ Craig R. Barnes              Director                               03/25/02
-------------------------
Craig R. Barnes

                                TABLE OF CONTENTS
            List of Exhibits (filed herewith unless otherwise noted)

Exhibit No.                        Description                                                Page No.
-----------                        -----------                                                --------
   3.1      Articles of Incorporation of North Central Bancshares, Inc.                          *
   3.2      Bylaws of North Central Bancshares, Inc.                                             *
   3.3      Amendment to Article IV of the Bylaws of North Central Bancshares, Inc.
   4.1      Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known          *
            as First Federal Savings Bank of Fort Dodge)
   4.2      Bylaws of First Federal Savings Bank of Iowa (formerly known as First Federal        *
            Savings Bank of Fort Dodge)
   4.3      Specimen Stock Certificate of North Central Bancshares, Inc.                         *
   4.4      Amendment to Article III of the Bylaws of First Federal Savings Bank of Iowa
   10.1     Employee Stock Ownership Plan of First Federal Savings Bank of Iowa                *****
            (formerly known as First Federal Savings Bank of Fort
            Dodge) and ESOP Trust Agreement (incorporating Amendments 1 and 2)
  10.1A     Amendment #1 to Employee Stock Ownership Plan of First Federal Savings
            Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)
            and ESOP Trust Agreement
  10.1B     Amendment #2 to Employee Stock Ownership Plan of First Federal Savings
            Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)
            and ESOP Trust Agreement
   10.2     ESOP Loan Documents, dated September 3, 1996                                       ****
   10.3     Employee Retention Agreements between First Federal Savings Bank of Fort            **
            Dodge and certain executive officers
   10.4     Employment Agreement between First Federal Savings Bank of Iowa (formerly            *
            known as First Federal Savings Bank of Fort Dodge) and David M. Bradley,
            effective as of August 31, 1994
   10.6     Form of Employment Agreement between North Central Bancshares, Inc. and              *
            David M. Bradley
   10.8     North Central Bancshares, Inc. 1996 Stock Option Plan                               ***
   10.9     Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option            *****
            Plan
  10.10     Supplemental Retirement and Deferred Compensation Plan of First Federal
            Savings Bank of Iowa
  10.11     Form of Employment Agreement between First Federal Savings Bank of Iowa           ******
            and C. Thomas Chalstrom
   13.1     Annual Report to security holders
   21.1     Subsidiaries of the Registrant                                                       *
   23.1     Consent of McGladrey & Pullen, LLP
   99.1     Press Release dated November 30, 2001
   99.2     Press Release dated January 22, 2002

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

******  Incorporated by reference to Exhibit 10.3.