Form 10-Q
period 2002-03-31
NORTH CENTRAL BANCSHARES INC
filed 2002-05-14
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                    to
                                      -----------------    ----------------

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Iowa                                  42-1449849
                   -------------------------------------------------------
       (State or Other Jurisdiction of                (I. R. S. Employer
       Incorporation or Organization)               Identification Number)

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
 Yes  X           No
     ---            ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at May 3, 2002
--------------------------------------------------------------------------------

Common Stock, $.01 par value                         1,688,280

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                        Page

Part I.  Financial Information

               Item 1.   Consolidated Condensed
               Financial Statements (Unaudited)                         1 to 3

               Consolidated Condensed Statements of
               Financial Condition at March 31, 2002
                (Unaudited) and December 31, 2001                       1

               Consolidated Condensed Statements of
               Income for the three months ended
               March 31, 2002 and 2001 (Unaudited)                      2

               Consolidated Condensed Statements of
               Cash Flows for the three months ended
               March 31, 2002 and 2001 (Unaudited)                      3

               Notes to Consolidated Condensed Financial
               Statements                                               4 & 5

               Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations         6 to 9

               Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                        9

Part II.       Other Information

               Items 1 through 6                                        10

               Signatures                                               11

               Exhibits

                          PART I. FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                       March 31,     December 31,
ASSETS                                                                   2002           2001
                                                                   -------------    ------------
                                                                     (Unaudited)
Cash and due from banks:
   Interest-bearing                                                $  17,023,914    $  17,650,064
   Noninterest-bearing                                                 2,035,767        2,258,838
Securities available-for-sale                                         26,074,390       31,365,731
Loans receivable, net                                                332,390,064      307,981,424
Loans held for sale                                                    1,781,590        1,605,710
Accrued interest receivable                                            1,982,193        1,913,557
Foreclosed real estate                                                 1,116,347        1,073,873
Premises and equipment, net                                            7,447,938        6,797,505
Rental real estate                                                     1,660,819        1,681,337
Title plant                                                              925,256          925,256
Goodwill                                                               4,970,800        4,970,800
Deferred taxes                                                           554,871          484,904
Prepaid expenses and other assets                                        798,810          666,228
                                                                   -------------    -------------

   Total assets                                                    $ 398,762,759    $ 379,375,227
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Deposits                                                        $ 272,088,049    $ 268,813,731
   Borrowed funds                                                     87,630,342       71,412,723
   Advances from borrowers for taxes and insurance                     1,070,778        1,589,314
   Dividends payable                                                     301,190          256,587
   Income taxes payable                                                  693,370           78,711
   Accrued expenses and other liabilities                                925,945        1,311,412
                                                                   -------------    -------------

     Total liabilities                                               362,709,674      343,462,478
                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock ($.01 par value, authorized 3,000,000 shares;
     issued and outstanding none)                                           --               --
   Common stock ($.01 par value, authorized 15,500,000 shares;
     issued 1,700,280 shares)                                             17,003           17,003
   Additional paid-in capital                                         16,833,362       16,780,875
   Retained earnings, substantially restricted                        20,342,284       19,402,706
   Accumulated other comprehensive income                                138,348          189,991
   Less cost of treasury stock, 2002, 37,000 shares; 2001, none         (840,800)            --
   Unearned shares, employee stock ownership plan                       (437,112)        (477,826)
                                                                   -------------    -------------
     Total stockholders' equity                                       36,053,085       35,912,749
                                                                   -------------    -------------

     Total liabilities and stockholders' equity                    $ 398,762,759    $ 379,375,227
                                                                   =============    =============

            See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          2002           2001
                                                      -----------    -----------
Interest income:
   Loans receivable                                   $ 6,092,631    $ 6,373,033
   Securities and cash deposits                           438,026        667,520
                                                      -----------    -----------
                                                        6,530,657      7,040,553
                                                      -----------    -----------
Interest expense:
   Deposits                                             2,433,434      3,132,595
   Borrowed funds                                       1,059,629      1,248,818
                                                      -----------    -----------
                                                        3,493,063      4,381,413
                                                      -----------    -----------

   Net Interest Income                                  3,037,594      2,659,140

Provision for loan losses                                 180,000         30,000
                                                      -----------    -----------

Net interest income after provision for loan losses     2,857,594      2,629,140
                                                      -----------    -----------
Noninterest income:
   Fees and service charges                               588,581        408,806
   Abstract fees                                          396,610        302,272
   Mortgage banking fees                                  108,158        108,763
   Gain (loss) on sale of securities available for
          sale, net                                        (1,365)           800
   Other income                                           222,538        217,935
                                                      -----------    -----------

      Total noninterest income                          1,314,522      1,038,576
                                                      -----------    -----------
Noninterest expense:
   Salaries and employee benefits                       1,265,930      1,099,846
   Premises and equipment                                 308,817        297,145
   Data processing                                        128,932        105,580
   SAIF deposit insurance premiums                         12,186         12,836
   Goodwill amortization                                     --          118,073
   Other expenses                                         649,591        540,379
                                                      -----------    -----------

      Total noninterest expense                         2,365,456      2,173,859
                                                      -----------    -----------

Income before income taxes                              1,806,660      1,493,857

Provision for income taxes                                575,924        512,719
                                                      -----------    -----------

Net Income                                            $ 1,230,736    $   981,138
                                                      ===========    ===========

Basic earnings per common share                       $      0.75    $      0.53
                                                      ===========    ===========

Earnings per common share- assuming dilution          $      0.71    $      0.51
                                                      ===========    ===========

Dividends declared per common share                   $      0.18    $      0.15
                                                      ===========    ===========

Comprehensive income                                  $ 1,179,093    $ 1,364,347
                                                      ===========    ===========

            See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                          Three Months Ended
                                                                                               March 31,

                                                                                         2002            2001
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                          $  1,230,736    $    981,138
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                             180,000          30,000
   Depreciation                                                                          175,574         167,772
   Amortization and accretion                                                             43,301         148,295
   Deferred taxes                                                                        (39,045)        (78,885)
   Effect of contribution to employee stock ownership plan                                93,201          88,129
   (Gain) on sale of foreclosed real estate and loans, net                              (108,108)        (18,061)
   (Gain) loss on sale of securities available for sale                                    1,365            (800)
   (Gain) loss on impairment and disposal of equipment and premises, net                     (15)            396
   Proceeds from sales of loans held for sale                                          7,343,384       7,736,192
   Originations of loans held for sale                                                (7,411,106)     (9,806,324)
   Change in assets and liabilities:
     Accrued interest receivable                                                         (68,636)        165,287
     Income taxes receivable                                                                --           209,995
     Prepaid expenses and other assets                                                  (117,077)        (92,044)
     Income taxes payable                                                                614,659         463,801
     Accrued expenses and other liabilities                                             (385,467)        400,400
                                                                                    ------------    ------------

         Net cash provided by operating activities                                     1,552,766         395,291
                                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net decrease in loans                                                              11,641,869       4,765,257
   Purchase of loans                                                                 (36,314,323)     (1,126,469)
   Proceeds from sales of securities available-for-sale                                   13,760          11,400
   Purchase of securities available-for-sale                                                --        (5,499,000)
   Proceeds from maturities of securities available-for-sale                           5,192,377      12,091,001
   Purchase of premises and equipment and rental real estate                            (820,994)       (350,355)
   Proceeds from sale of equipment                                                            15           3,336
   Other                                                                                    (737)           --
                                                                                    ------------    ------------

        Net cash provided by (used in) investing activities                          (20,288,033)      9,895,170
                                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                            3,274,318       5,728,917
   (Decrease) in advances from borrowers for taxes and insurance                        (518,536)       (418,843)
   Net change in short-term borrowings                                                 4,750,000      (5,000,000)
     Proceeds from other borrowed funds                                               20,000,000       3,000,000
   Payments of other borrowings                                                       (8,532,381)     (9,530,728)
   Purchase of treasury stock                                                           (840,800)     (1,093,813)
   Dividends paid                                                                       (246,555)       (229,547)
   Other                                                                                    --            (9,704)
                                                                                    ------------    ------------

        Net cash provided by (used in) financing activities                           17,886,046      (7,553,718)
                                                                                    ------------    ------------

        Net increase (decrease) in cash                                                 (849,221)      2,736,743

CASH
   Beginning                                                                          19,908,902       8,849,726
                                                                                    ------------    ------------
   Ending                                                                           $ 19,059,681    $ 11,586,469
                                                                                    ============    ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments (receipts) for:
   Interest paid to depositors                                                      $  2,596,731    $  3,225,623
   Interest paid on borrowings                                                         1,059,276       1,300,368
   Income taxes                                                                              310         (82,192)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three month period ended March 31, 2002, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,639,190 and 1,734,670, respectively. For the three month period ended March 31, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,834,939 and 1,921,261, respectively.

3.       DIVIDENDS

On February 22, 2002, the Company declared a cash dividend on its common stock, payable on April 8, 2002 to stockholders of record as of March 15, 2002, equal to $0.18 per share.

4.       GOODWILL

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, "Business Combinations, " and No. 142, "Goodwill and Other Intangible Assets" (SFAS 141 and 142). SFAS 141 addresses financial accounting and reporting for business combinations and replaces APB Opinion No. 16, "Business Combinations" (APB 16). SFAS 141 no longer allows the pooling of interests method of accounting for acquisitions, provides new recognition criteria for intangible assets and carries forward without reconsideration the guidance in APB 16 related to the application of the purchase method of accounting. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and replaces APB Opinion No. 17, "Intangible Assets." SFAS 142 addresses how intangible assets should be accounted for upon their acquisition and after they have been initially recognized in the financial statements. The new standards provide specific guidance on measuring goodwill for impairment annually using a two-step process. The first step identifies potential impairment and the second step measures the amount of goodwill impairment loss to be recognized.

As of January 1, 2002, the Company has undertaken to identify those intangible assets that remain separable under the provisions of the new standard and those that are to be included in goodwill and concluded that all amounts should be included in goodwill. In the year of adoption, SFAS 142 requires the first step of the goodwill impairment test to be completed within the first six months and the final step to be completed within the twelve months of adoption. The Company has completed the first step of the goodwill impairment test and has determined that there is no impairment of goodwill.

Had the provisions of SFAS 141 and 142 been applied in fiscal year 2001, the Company's net income and net income per share would have been as follows:

                                                           Three months ended
                                                             March 31, 2001
                                               Net          Basic earnings     Diluted earnings
                                             Income             Per Share         Per Share
                                          ------------     ------------------  ----------------
Net Income:
     As reported......................... $    981,138          $  .53             $  .51
     Add: Goodwill amortization..........      118,073             .07                .06
                                            ----------           -----              -----

         Pro forma net income............ $  1,099,211          $  .60             $  .57
                                           ===========           =====              =====

As of December 31, 2001 and March 31, 2002, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three months ended March 31, 2002.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company's actual results may differ from the results discussed in the forward looking statements. The Company disclaims any obligation to publicly announce future events or developments which may affect the forward-looking financial statements contained here within.

FINANCIAL CONDITION

Total assets increased $19.4 million, or 5.1%, to $398.8 million at March 31, 2002 compared to $379.4 million at December 31, 2001. Securities available for sale decreased $5.3 million, or 16.9% from $31.4 million at December 31, 2001 to $26.1 million at March 31, 2002, primarily due to $5.2 million of maturities, calls and sales and decreases in fair market value of $83,000 of such securities. Total loans receivable, net, increased by $24.4 million to $332.4 million at March 31, 2002 from $308.0 million at December 31, 2001, due primarily to originations of $12.8 million of first mortgage loans secured primarily by one-to four-family residences, purchases of $36.3 million of first mortgage loans secured primarily by multifamily and commercial real estate and originations of $6.3 million of second mortgage loans secured primarily by one-to-four-family residences. These originations and purchases were offset in part by payments and prepayments of loans of approximately $27.6 million. Total deposits increased $3.3 million, or 1.2%, to $272.1 million at March 31, 2002 from $268.8 million at December 31, 2001, reflecting increases primarily in checking, savings and retail certificates of deposit accounts, offset in part by a decrease in the money market account and public funds certificates of deposit. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, increased by $16.2 million to $87.6 million at March 31, 2002 from $71.4 million at December 31, 2001. Total stockholders' equity increased $140,000, to $36.1 million at March 31, 2002 from $35.9 million at December 31, 2001. See "Capital."

CAPITAL

The Company's total stockholders' equity increased by $140,000 to $36.1 million at March 31, 2002 from $35.9 million at December 31, 2001, primarily due to earnings, which were offset in part by stock repurchases, dividends declared and a decrease in the accumulated other comprehensive income. The changes in stockholders' equity were also due to a decrease in the unearned shares from First Federal Savings Bank of Iowa's Employee Stock Ownership Plan (the "ESOP") to $437,000 at March 31, 2002 from $478,000 at December 31, 2001. The decrease in unearned shares resulted from the release of shares within the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2002, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2002 were as follows:


                                         Amount          Percentage of Assets
                                      ----------         --------------------
                                            (dollars in thousands)
Tangible capital:
   Capital level                      $   29,323                  7.47%
   Less Requirement                        5,887                  1.50%
                                      ----------             ---------
   Excess                             $   23,436                  5.97%
                                      ==========             =========

Core capital:
   Capital level                      $   29,323                  7.47%
   Less Requirement                       15,704                  4.00%
                                      ----------             ---------
   Excess                             $   13,619                  3.47%
                                      ==========             =========

Risk-based capital:
   Capital level                      $   32,283                 12.94%
   Less Requirement                       19,952                  8.00%
                                      ----------             ---------
   Excess                             $   12,331                  4.94%
                                      ==========             =========

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first three months of 2002 and 2001, principal payments and repayments on loans totalled $27.6 million and $21.1 million, respectively. The net increase in deposits during the first three months of 2002 and 2001 totalled $3.3 million and $5.7 million, respectively. The proceeds from borrowed funds during the three months ended March 31, 2002 and 2001 totalled $20.0 million and $3.0 million, respectively. The net change in short-term borrowings during the three months ended March 31, 2002 totalled $4.8 million. During the first three months of 2002 and 2001, the proceeds from the maturities, calls and sales of securities totalled $5.2 million and $12.1 million, respectively. Cash provided from operating activities during the first three months of 2002 and 2001 totalled $1.6 million and $395,000, respectively, of which $1.2 million and $981,000, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities. During the first three months of 2002 and 2001, the Company's gross purchases and origination of loans totalled $59.0 million and $24.6 million, respectively. The purchase of securities available for sale for the three months ended March 31, 2002 and 2001 totalled none and $5.5 million, respectively. The repayment of borrowed funds during the first three months of 2002 and 2001 totalled $8.5 million and $9.5 million, respectively. The net change in short-term borrowings during the three months ended March 31, 2001 totalled $5.0 million. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company entered into a $2.0 million line of credit agreement on October 1, 2001 with another unaffiliated bank. The Company may use this line of credit to fund stock repurchases in the future and general corporate purposes. As of March 31, 2002, there were no borrowings outstanding on this line of credit.

Stockholders' equity totaled $36.1 million at March 31, 2002 compared to $35.9 million at December 31, 2001, reflecting the Company's earnings, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive income. The Company repurchased 37,000 shares of common stock during the three months ended March 31, 2002 at an average price of $22.72.

On January 7, 2002, the Company paid a quarterly cash dividend of $0.15 per share on common stock outstanding as of the close of business on December 17, 2001, aggregating $256,000. On February 22, 2002, the Company declared a quarterly cash dividend of $0.18 per share payable on April 8, 2002 to shareholders of record as of the close of business on March 15, 2002, aggregating $301,000.

Interest Income. Interest income decreased by $510,000 to $6.5 million for the three months ended March 31, 2002 compared to $7.0 million for the three months ended March 31, 2001. The decrease in interest income was primarily due to a decreases in the average yield on interest earning assets and changes in the average balances of certain interest earning assets. The yield on interest earning assets decreased to 7.13% for the three months ended March 31, 2002 from 7.68% for the three months ended March 31, 2001. The decrease in average yields was due primarily to a decrease in the average yield on loans, an increase in the average balance of interest bearing cash, a decrease in the average yield on interest bearing cash, a decrease in the average yield on securities available for sale and a decrease in the average balance of securities available for sale. The average yield on loans decreased to 7.72% for the three months ended March 31, 2002 from 8.02% for the three months ended March 31, 2001. The average yield on securities available for sale decreased to 5.06% for the three months ended March 31, 2002 from 5.47% for the three months ended March 31, 2001. The average yield on interest bearing cash decreased to 1.39% for the three months ended March 31, 2002 from 5.36% for the three months ended March 31, 2001. The decreases in the average yields on assets was primarily due to decreases in market interest rates. The average balance of interest earning assets decreased $314,000 to $367.5 million for the three months ended March 31, 2002 from $367.8 million for the three months ended March 31, 2001. This decrease was primarily due to lower levels of loans and securities available for sale, offset by an increase in interest bearing cash. The decrease in the average balance of loans generally reflects payments, sales and prepayments of loans in excess of originations over the past twelve months of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by one-to four-family residential, multifamily and commercial real estate loans. See "Financial Condition. "The decrease in securities available for sale reflects maturities, calls and sales, offset in part by purchases and increases in fair market value.

Interest Expense. Interest expense decreased by $888,000 to $3.5 million for the three months ended March 31, 2002 compared to $4.4 million for the three months ended March 31, 2001. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities and changes in the average balances of certain interest bearing liabilities. The average cost of interest bearing liabilities decreased to 4.15% for the three months ended March 31, 2002 from 5.21% for the three months ended March 31, 2001. The decrease in the average cost of interest bearing liabilities was due primarily to a decrease in the average cost of certificates of deposit and borrowed funds. The average cost of certificates of deposit decreased to 5.02% for the three months ended March 31, 2002 from 5.97% for the three months ended March 31, 2001. The average cost of borrowed funds decrease to 5.62% for the three months ended March 31, 2002 from 6.08% for the three months ended March 31, 2001. The decreased in the average cost of funds was primarily due to decreases in market interest rates. The average balance of interest bearing liabilities increased $459,000 to $341.2 million for the three months ended March 31, 2002 from $340.8 million for the three months ended March 31, 2001. This increase was due primarily to an increase in NOW and money market savings accounts, offset by a decrease in certificates of deposits and borrowed funds. The decrease in the certificates of deposit was due in part to a decrease in the average balances of public funds certificates of deposits, offset in part by an increase in the average balance of retail certificates of deposit.

Net Interest Income. Net interest income before the provision for loan losses increased by $378,000 to $3.0 million for the three months ended March 31, 2002 from $2.7 million for the three months ended March 31, 2001. The increase is due primarily to an increase in the interest rate spread. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 2.98% for the three months ended March 31, 2002 from 2.47% for the three months ended March 31, 2001.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended March 31, 2002 and 2001, respectively.

                                                                     For the Three Months Ended March 31,
                                                                2002                                     2001
                                                                ----                                     ----
                                                  Average                     Average      Average                     Average
                                                  Balance      Interest     Yield/Cost     Balance      Interest     Yield/Cost
                                                  -------      --------     ----------     -------      --------     ----------
                                                                            (Dollars in thousands)
Assets:
 Interest-earning assets:
   Loans.....................................  $ 316,645     $   6,093          7.72%    $ 318,647      $ 6,373         8.02%
   Securities available for sale.............     28,569           362          5.06        39,732          543         5.47
   Interest bearing cash.....................     22,249            76          1.39         9,398          124         5.36
                                               ---------     ---------        ------     ---------      -------       ------
     Total interest-earning assets...........    367,463     $   6,531          7.13%      367,777      $ 7,040         7.68%
                                                             ---------        ------                    -------       ------
 Noninterest-earning assets..................     19,337                                    18,952
                                               ---------                                 ---------
     Total assets............................  $ 386,800                                 $ 386,729
                                               =========                                 =========

Liabilities and Equity:
 Interest-bearing liabilities:
   NOW and money market savings..............  $  63,286     $     160          1.02%    $  56,262      $   387         2.79%
   Passbook savings..........................     23,568            73          1.26        21,448           97         1.84
   Certificates of deposit...................    177,897         2,200          5.02       179,800        2,648         5.97
   Borrowed funds............................     76,477         1,060          5.62        83,259        1,249         6.08
                                               ---------     ---------        ------     ---------      -------       ------
 Total interest-bearing liabilities..........    341,228     $   3,493          4.15%      340,769      $ 4,381         5.21%
                                                             ---------        ------                    -------       ------

 Noninterest-bearing liabilities.............      9,255                                     9,119
                                               ---------                                 ---------
     Total liabilities.......................    350,483                                   349,888
 Equity......................................     36,317                                    36,841
                                               ---------                                 ---------
     Total liabilities and equity ...........  $ 386,800                                 $ 386,729
                                               =========                                 =========

Net interest income..........................                $   3,038                                  $ 2,659
                                                             =========                                  =======
Net interest rate spread.....................                                   2.98%                                   2.47%
                                                                              ======                                  ======
Net interest margin..........................                                   3.31%                                   2.89%
                                                                              ======                                  ======
Ratio of average interest-earning assets to
 average interest-bearing liabilities........                                 107.69%                                 107.93%
                                                                              ======                                  ======

Provision for Loan Losses. The Company's provision for loan losses was $180,000 and $30,000 for the three months ended March 31, 2002 and 2001, respectively. The increase in the provision for loan loss is primarily due to the increase in the loan portfolio, specifically the commercial real estate loan portfolio, nonperforming loans and general economic conditions. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multi-family and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $22,000 for the three months ended March 31, 2002 as compared to net charge offs of $33,000 for the three months ended March 31, 2001. The resulting allowance for loan losses was $3.0 million, $2.9 million and $2.8 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

The allowance for loan losses as a percentage of total loans receivable was 0.91%, 0.92% and 0.89% at March 31, 2002, December 31, 2001 and March 31, 2001,
respectively. The level of nonperforming loans was $452,000 at March 31, 2002, $277,000 at December 31, 2001 and $1.1 million at March 31, 2001. The level of nonperforming assets was $1.6 million, $1.4 million and $1.2 million at March 31, 2002, December 31, 2001 and March 31, 2001, respectively.

Management believes that the allowance for loan losses is adequate as of March 31, 2002. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $276,000 to $1.3 million the three months ended March 31, 2002 from $1.0 million for the three months ended March 31, 2001. The increase is due to increases in fees and services charges and abstract fees. Fees and services charges increased $180,000, primarily due to increases in loan prepayment fees. Abstract fees increased $94,000, primarily due to increased sales volume. Sales volume increased in part due to a general increase in real estate activity. Noninterest income for the three months ended March 31, 2002 reflects losses on the sales of securities available for sale of $1,400, while the three months ended March 31, 2001 reflects gains on the sale of securities available for sale of $800.

Noninterest Expense. Total noninterest expense increased by $192,000 to $2.4 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. The increase is due primarily to increases in salaries and employee benefits, data processing and other expenses, offset in part by a decrease in goodwill amortization. The increase in salaries and employee benefits was due in part to normal salary increases, increases in health insurance costs and the opening of a new office in Ankeny, Iowa. The increase in data processing was primarily due to normal data processing costs increases and an increase in consulting costs. The increase in other expenses were primarily due to an increase in marketing expenses, professional expenses and the opening of a new office in Ankeny, Iowa. The decrease in goodwill expense was due to no amortization of goodwill expense for the three months ended March 31, 2002 due to the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets. The Company expects that this trend in the decrease of $118,000 to goodwill expense will likely continue. The Company's efficiency ratio for the three months ended March 31, 2002 and 2002 were 54.35% and 58.79%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended March 31, 2002 and 2001 were 2.45% and 2.25%, respectively.

Income Taxes. Income taxes increased by $63,000 to $576,000 for the three months ended March 31, 2002 as compared to $513,000 for the three months ended March 31, 2001, primarily due to an increase in net income before income taxes, partially offset by a decrease in nondeductible amortization as a result of the Company's adoption of SFAS 142.

Net Income. Net income increased by $250,000 to $1.2 million for the three months ended March 31, 2001, as compared to $981,000 for the same period in 2001.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk from December 31, 2001 as reported in Item 7A of the Annual Report on Form 10-K.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 99.1 Press Release, dated February 1, 2002 (regarding the repurchase program).

         Exhibit 99.2 Press Release, dated February 22, 2002 (regarding the declaration of a dividend).

         Exhibit 99.3 Press Release, dated April 17, 2002 (regarding 2002 1st Quarter earnings)

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NORTH CENTRAL BANCSHARES, INC.

DATE: May 14, 2002                BY:  /s/ David M. Bradley
                                       -----------------------------------------

                                       David M. Bradley, Chairman, President and
                                       Chief Executive Officer


DATE: May 14, 2002                     /s/ John L. Pierschbacher
                                       -----------------------------------------

                                       John L. Pierschbacher
                                       Principal Financial Officer