Form 10-Q
period 2002-06-30
NORTH CENTRAL BANCSHARES INC
filed 2002-08-14
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ----------------

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Iowa                                                  42-1449849
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I. R. S. Employer
 Incorporation or Organization)                           Identification Number)

                    825 Central Avenue Fort Dodge, Iowa 50501
                    -----------------------------------------
                    (Address of Principal Executive Offices)

        Registrant's Telephone Number, Including Area Code:(515) 576-7531

                                      None
                                      ----
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes    X       No
      -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at August 1, 2002
--------------------------------------------------------------------------------
Common Stock, $.01 par value                                1,702,680

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                          Page

Part I.  Financial Information

                  Item 1.   Consolidated Condensed
                  Financial Statements (Unaudited)                       1 to 3

                  Consolidated Condensed Statements of
                  Financial Condition at June 30, 2002
                   (Unaudited) and December 31, 2001                     1

                  Consolidated Condensed Statements of
                  Income for the three and six months ended
                  June 30, 2002 and 2001 (Unaudited)                     2

                  Consolidated Condensed Statements of
                  Cash Flows for the six months ended
                  June 30, 2002 and 2001 (Unaudited)                     3

                  Notes to Consolidated Condensed Financial
                  Statements                                             4 & 5

                  Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations       6 to 12

                  Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                      12

Part II. Other Information

                  Items 1 through 6                                      13 & 14

                  Signatures                                             15

                  Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                           June 30,        December 31,
ASSETS                                                                       2002             2001
                                                                         -------------    -------------
                                                                          (Unaudited)
Cash and due from banks:
         Interest-bearing                                                $  12,797,874    $  17,650,064
         Noninterest-bearing                                                 2,262,540        2,258,838
Securities available-for-sale                                               25,651,999       31,365,731
Loans receivable, net                                                      343,179,243      307,981,424
Loans held for sale                                                          1,663,089        1,605,710
Accrued interest receivable                                                  2,052,249        1,913,557
Foreclosed real estate                                                         865,418        1,073,873
Premises and equipment, net                                                  7,511,599        6,797,505
Rental real estate                                                           1,640,302        1,681,337
Title plant                                                                    925,256          925,256
Goodwill                                                                     4,970,800        4,970,800
Deferred taxes                                                                 584,336          484,904
Income taxes receivable                                                        175,622             --
Prepaid expenses and other assets                                              698,964          666,228
                                                                         -------------    -------------

         Total assets                                                    $ 404,979,291    $ 379,375,227
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Deposits                                                        $ 280,735,830    $ 268,813,731
         Borrowed funds                                                     83,593,356       71,412,723
         Advances from borrowers for taxes and insurance                     1,434,862        1,589,314
         Dividends payable                                                     306,482          256,587
         Income taxes payable                                                     --             78,711
         Accrued expenses and other liabilities                              1,109,061        1,311,412
                                                                         -------------    -------------

           Total liabilities                                               367,179,591      343,462,478
                                                                         -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock ($.01 par value, authorized 3,000,000
         shares; issued and outstanding none)                                     --               --
         Common stock ($.01 par value, authorized 15,500,000
         shares;  issued 2002, 1,764,680; 2001, 1,700,280 shares)               17,647           17,003
         Additional paid-in capital                                         18,026,700       16,780,875
         Retained earnings, substantially restricted                        21,468,513       19,402,706
         Accumulated other comprehensive income                                197,791          189,991
         Less cost of treasury stock, 2002, 62,000 shares; 2001,
         none                                                               (1,514,050)            --
         Unearned shares, employee stock ownership plan                       (396,901)        (477,826)
                                                                         -------------    -------------
           Total stockholders' equity                                       37,799,700       35,912,749
                                                                         -------------    -------------

     Total liabilities and stockholders' equity                          $ 404,979,291    $ 379,375,227
                                                                         =============    =============

    See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                                June 30,                       June 30,
                                                     -----------------------------------------------------------
                                                          2002            2001            2002           2001
                                                     ------------    ------------    ------------   ------------
Interest income:
    Loans receivable                                 $  6,407,193    $  6,344,461    $ 12,499,824   $ 12,717,494
    Securities and cash deposits                          353,389         577,961         791,415      1,245,481
                                                     ------------    ------------    ------------   ------------
                                                        6,760,582       6,922,422      13,291,239     13,962,975
                                                     ------------    ------------    ------------   ------------
Interest expense:
    Deposits                                            2,370,150       3,086,479       4,803,584      6,219,074
    Borrowed funds                                      1,128,634       1,168,504       2,188,263      2,417,322
                                                     ------------    ------------    ------------   ------------
                                                        3,498,784       4,254,983       6,991,847      8,636,396
                                                     ------------    ------------    ------------   ------------
    Net Interest Income                                 3,261,798      2,667,439        6,299,392      5,326,579

Provision for loan losses                                  90,000          60,000         270,000         90,000
                                                     ------------    ------------    ------------   ------------

Net interest income after provision for loan losses     3,171,798       2,607,439       6,029,392      5,236,579
                                                     ------------    ------------    ------------   ------------
Noninterest income:
    Fees and service charges                              596,273         471,470       1,184,854        880,276
    Abstract fees                                         402,221         378,302         798,831        680,574
    Mortgage banking fees                                 107,014         201,073         215,172        309,836
    Loss on sale of securities available for
          sale, net                                          --            (1,733)         (1,365)          (933)
    Other income                                          280,322         186,078         502,860        404,013
                                                     ------------    ------------    ------------   ------------

       Total noninterest income                         1,385,830       1,235,190       2,700,352      2,273,766
                                                     ------------    ------------    ------------   ------------
Noninterest expense:
    Salaries and employee benefits                      1,324,414       1,048,007       2,590,344      2,147,853
    Premises and equipment                                301,635         289,359         610,452        586,504
    Data processing                                       132,180         117,219         261,112        222,799
    SAIF deposit insurance premiums                        11,766          12,451          23,952         25,287
    Goodwill amortization                                    --           118,072            --          236,145
    Other expenses                                        634,979         599,482       1,284,570      1,139,861
                                                     ------------    ------------    ------------   ------------

       Total noninterest expense                        2,404,974       2,184,590       4,770,430      4,358,449
                                                     ------------    ------------    ------------   ------------

Income before income taxes                              2,152,654       1,658,039       3,959,314      3,151,896

Provision for income taxes                                728,806         547,735       1,304,730      1,060,454
                                                     ------------    ------------    ------------   ------------

Net Income                                           $  1,423,848    $  1,110,304    $  2,654,584   $  2,091,442
                                                     ============    ============    ============   ============

Basic earnings per common share                      $       0.87    $       0.62    $       1.62   $       1.16
                                                     ============    ============    ============   ============

Earnings per common share- assuming dilution         $       0.81    $       0.59    $       1.52   $       1.10
                                                     ============    ============    ============   ============

Dividends declared per common share                  $       0.18    $       0.15    $       0.36   $       0.30
                                                     ============    ============    ============   ============

Comprehensive income                                 $  1,483,291    $  1,109,404    $  2,662,384   $  2,473,751
                                                     ============    ============    ============   ============

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30
                                                                           ----------------------------
                                                                               2002            2001
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $  2,654,584    $  2,091,442
Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                              270,000          90,000
         Depreciation                                                           353,196         345,437
         Amortization and accretion                                              91,813         309,002
         Deferred taxes                                                        (103,782)       (131,415)
         Effect of contribution to employee stock ownership plan                204,528         178,947
         (Gain) on sale of foreclosed real estate and loans, net               (212,789)       (295,211)
         Loss on sale of securities available for sale                            1,365             933
         (Gain) loss on impairment and disposal of equipment and premises,         (889)          5,121
         net
         Proceeds from sales of loans held for sale                          16,064,139      21,345,410
         Originations of loans held for sale                                (15,906,346)    (22,303,539)
         Change in assets and liabilities:
           Accrued interest receivable                                         (138,692)        128,848
           Income taxes receivable                                             (175,622)        209,995
           Prepaid expenses and other assets                                    (32,736)       (120,781)
           Income taxes payable                                                 (78,711)         47,432
           Accrued expenses and other liabilities                              (202,351)        (74,848)
                                                                           ------------    ------------

               Net cash provided by operating activities                      2,787,707       1,826,773
                                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Net decrease in loans                                               17,865,181      11,103,149
         Purchase of loans                                                  (53,214,514)    (14,408,497)
         Proceeds from sales of securities available-for-sale                    13,760         220,125
         Purchase of securities available-for-sale                             (273,363)     (6,736,938)
         Proceeds from maturities of securities available-for-sale            5,973,549      16,726,643
         Purchase of premises and equipment and rental real estate           (1,026,381)       (466,809)
         Proceeds from sale of equipment                                          1,015          18,376
         Other                                                                    6,344            --
                                                                           ------------    ------------
              Net cash provided by (used in) investing activities           (30,654,409)      6,456,049
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in deposits                                            11,922,099      10,737,345
         Increase (decrease) in advances from borrowers for taxes and          (154,452)        130,350
         insurance
         Net change in short-term borrowings                                    750,000      (5,000,000)
         Proceeds from other borrowed funds                                  27,000,000       3,000,000
         Payments of other borrowings                                       (15,569,367)     (9,566,000)
         Purchase of treasury stock                                          (1,514,050)     (2,131,985)
         Dividends paid                                                        (538,882)       (504,121)
         Issuance of common stock                                             1,122,866         170,965
         Other                                                                     --            (9,704)
                                                                           ------------    ------------
              Net cash provided by (used in) financing activities            23,018,214      (3,173,150)
                                                                           ------------    ------------
              Net increase (decrease) in cash                                (4,848,488)      5,109,672

CASH
         Beginning                                                           19,908,902       8,849,726
                                                                           ------------    ------------
         Ending                                                            $ 15,060,414    $ 13,959,398
                                                                           ============    ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
         Interest paid to depositors                                       $  5,017,193    $  6,294,220
         Interest paid on borrowings                                          2,188,726       2,468,872
         Income taxes                                                         1,343,904         934,442

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.   SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six-month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results, which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.   EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended June 30, 2002, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,645,954 and 1,755,609, respectively. For the six-month period ended June 30, 2002, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,642,584 and 1,745,147, respectively. For the three-month period ended June 30, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,777,141 and 1,870,053, respectively. For the six-month period ended June 30, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,805,929 and 1,895,546, respectively.

3.   DIVIDENDS

On May 24, 2002, the Company declared a cash dividend on its common stock, payable on July 5, 2002 to stockholders of record as of June 17, 2002, equal to $0.18 per share.

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

Had the provisions of SFAS 141 and 142 been applied in fiscal year 2001, the Company's net income and net income per share would have been as follows:

                                                    Three months ended
                                                       June 30, 2001
                                  --------------------------------------------------------

                                       Net           Basic earnings       Diluted earnings
                                     Income             Per Share             Per Share
                                  -----------        --------------       ----------------
Net Income:
   As reported                    $ 1,110,304            $  0.62             $  0.59
   Add: Goodwill amortization         118,072               0.07                0.07
                                  -----------            -------             -------

       Pro forma net income       $ 1,228,376            $  0.69             $  0.66
                                  ===========            =======             =======

                                                     Six months ended
                                                       June 30, 2001
                                  --------------------------------------------------------

                                       Net           Basic earnings       Diluted earnings
                                     Income            Per Share             Per Share
                                  -----------        --------------       ----------------
Net Income:
   As reported                    $ 2,091,442            $  1.16             $  1.10
   Add: Goodwill amortization         236,145               0.13                0.13
                                  -----------            -------             -------

       Pro forma net income       $ 2,327,587            $  1.29             $  1.23
                                  ===========            =======             =======

As of December 31, 2001 and June 30, 2002, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the six months ended June 30, 2002.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company's actual results may differ from the results discussed in the forward-looking statements. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking financial statements contained here within.

FINANCIAL CONDITION

Total assets increased $25.6 million, or 6.7%, to $405.0 million at June 30, 2002 compared to $379.4 million at December 31, 2001. Interest-bearing cash decreased $4.9 million, or 27.5% from $17.7 million at December 31, 2001 to $12.8 million as of June 30, 2002. Securities available for sale decreased $5.7 million, or 18.2% from $31.4 million at December 31, 2001 to $25.7 million at June 30, 2002, primarily due to $6.0 million of maturities, calls and sales, offset in part due to $273,000 in purchases. Total loans receivable, net, increased by $35.2 million to $343.2 million at June 30, 2002 from $308.0 million at December 31, 2001, due primarily to originations of $27.7 million of first mortgage loans secured primarily by one-to four-family residences, purchases of $53.2 million of first mortgage loans secured primarily by multifamily and commercial real estate and originations of $13.3 million of second mortgage loans secured primarily by one-to-four-family residences. These originations and purchases were offset in part by payments and prepayments of loans of approximately $53.0 million. Total deposits increased $11.9 million, or 4.4%, to $280.7 million at June 30, 2002 from $268.8 million at December 31, 2001, reflecting increases primarily in checking, savings and retail certificates of deposit accounts, offset in part by a decrease in the money market account and public funds certificates of deposit. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, increased by $12.2 million to $83.6 million at June 30, 2002 from $71.4 million at December 31, 2001. Total stockholders' equity increased $1.9 million, to $37.8 million at June 30, 2002 from $35.9 million at December 31, 2001. See "Capital."

CAPITAL

The Company's total stockholders' equity increased by $1.9 million to $37.8 million at June 30, 2002 from $35.9 million at December 31, 2001, primarily due to earnings and stock issued, which were offset in part by stock repurchases and dividends declared. The changes in stockholders' equity were also due to a decrease in the unearned shares from First Federal Savings Bank of Iowa's Employee Stock Ownership Plan (the "ESOP") to $397,000 at June 30, 2002 from $478,000 at December 31, 2001. The decrease in unearned shares resulted from the release of shares within the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 2002, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2002 were as follows:

                                      Amount             Percentage of Assets
                                      ------             --------------------
                                          (dollars in thousands)
Tangible capital:
         Capital level               $  29,863                  7.50%
         Less Requirement                5,972                  1.50%
                                     ---------                ------
         Excess                      $  23,891                  6.00%
                                     =========                ======

Core capital:
         Capital level               $  29,863                  7.50%
         Less Requirement               15,925                  4.00%
                                     ---------                ------
         Excess                      $  13,938                  3.50%
                                     =========                ======

Risk-based capital:
         Capital level               $  32,921                 12.78%
         Less Requirement               20,602                  8.00%
                                     ---------                ------
         Excess                      $  12,319                  4.78%
                                     =========                ======

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first six months of 2002 and 2001, principal payments and repayments on loans totaled $53.0 million and $43.6 million, respectively. The net increase in deposits during the first six months of 2002 and 2001 totaled $11.9 million and $10.7 million, respectively. The proceeds from borrowed funds during the six months ended June 30, 2002 and 2001 totaled $27.0 million and $3.0 million, respectively. The net change in short-term borrowings during the six months ended June 30, 2002 totaled $750,000. During the first six months of 2002 and 2001, the proceeds from the maturities, calls and sales of securities totaled $6.0 million and $16.9 million, respectively. Cash provided from operating activities during the first six months of 2002 and 2001 totaled $2.8 million and $1.8 million, respectively, of which $2.7 million and $2.1 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities. During the first six months of 2002 and 2001, the Company's gross purchases and origination of loans totaled $101.2 million and $69.9 million, respectively. The purchase of securities available for sale for the six months ended June 30, 2002 and 2001 totaled $273,000 and $6.7 million, respectively. The repayment of borrowed funds during the first six months of 2002 and 2001 totaled $15.6 million and $9.6 million, respectively. The net change in short-term borrowings during the six months ended June 30, 2001 totaled $5.0 million. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company entered into a $2.0 million line of credit agreement on October 1, 2001 with another unaffiliated bank. The Company may use this line of credit to fund stock repurchases in the future and general corporate purposes. As of June 30, 2002, there were no borrowings outstanding on this line of credit.

Stockholders' equity totaled $37.8 million at June 30, 2002 compared to $35.9 million at December 31, 2001, reflecting the Company's earnings, stock issued, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive income. The Company repurchased 62,000 shares of common stock during the six months ended June 30, 2002 at an average price of $24.42.

On April 8, 2002, the Company paid a quarterly cash dividend of $0.18 per share on common stock outstanding as of the close of business on March 15, 2002, aggregating $301,000. On May 24, 2002, the Company declared a quarterly cash dividend of $0.18 per share payable on July 5, 2002 to shareholders of record as of the close of business on June 17, 2002, aggregating $306,000.

Interest Income. Interest income decreased by $162,000 to $6.8 million for the three months ended June 30, 2002 compared to $6.9 million for the three months ended June 30, 2001. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average balance of interest earning assets. The yield on interest earning assets decreased to 7.14% for the three months ended June 30, 2002 from 7.66% for the three months ended June 30, 2001. The decrease in average yields was due primarily to a decrease in the average yield on loans, securities available for sale and interest-bearing cash. The average yield on loans decreased to 7.60% for the three months ended June 30, 2002 from 7.96% for the three months ended June 30, 2001. The average yield on securities available for sale decreased to 4.66% for the three months ended June 30, 2002 from 5.83% for the three months ended June 30, 2001. The average yield on interest bearing cash decreased to 1.40% for the three months ended June 30, 2002 from 4.19% for the three months ended June 30, 2001. The decrease in the average yields on assets was primarily due to decreases in market interest rates. The average balance of interest earning assets increased $17.3 million to $378.8 million for the three months ended June 30, 2002 from $361.5 million for the three months ended June 30, 2001. This increase was primarily due to higher levels of loans and interest bearing cash, offset in part by a decrease in securities available for sale. The increase in the average balance of loans generally reflects originations over the past twelve months of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by one-to four-family residential, multifamily and commercial real estate loans, offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale reflects maturities, calls and sales, offset in part by purchases.

Interest income decreased by $672,000 to $13.3 million for the six months ended June 30, 2002 compared to $14.0 million for the six months ended June 30, 2001. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average balance of interest earning assets. The yield on interest earning assets decreased to 7.13% for the six months ended June 30, 2002 from 7.67% for the six months ended June 30, 2001. The decrease in average yields was due primarily to a decrease in the average yield on loans, securities available for sale and interest-bearing cash. The average yield on loans decreased to 7.66% for the six months ended June 30, 2002 from 7.99% for the six months ended June 30, 2001. The average yield on securities available for sale decreased to 4.87% for the six months ended June 30, 2002 from 5.63% for the six months ended June 30, 2001. The average yield on interest bearing cash decreased to 1.40% for the six months ended June 30, 2002 from 4.74% for the six months ended June 30, 2001. The decrease in the average yields on assets was primarily due to decreases in market interest rates. The average balance of interest earning assets increased $8.6 million to $373.2 million for the six months ended June 30, 2002 from $364.6 million for the six months ended June 30, 2001. This increase was primarily due to higher levels of loans and interest bearing cash, offset in part by a decrease in securities available for sale. The increase in the average balance of loans generally reflects originations over the past twelve months of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by one-to four-family residential, multifamily and commercial real estate loans, offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale reflects maturities, calls and sales, offset in part by purchases.

Interest Expense. Interest expense decreased by $756,000 to $3.5 million for the three months ended June 30, 2002 compared to $4.3 million for the three months ended June 30, 2001. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of interest bearing liabilities decreased to 4.00% for the three months ended June 30, 2002 from 5.04% for the three months ended June 30, 2001. The decrease in the average cost of interest bearing liabilities was due primarily to decreases in all categories of interest bearing liabilities. The average NOW and money market accounts decreased to 0.96% for the three months ended June 30, 2002 from 2.29% for the three months ended June 30, 2001. The average cost of savings accounts decreased to 1.25% for the three months ended June 30, 2002 from 1.72% for the three months ended June 30, 2001. The average cost of certificates of deposit decreased to 4.77% for the three months ended June 30, 2002 from 5.89% for the three months ended June 30, 2001. The average cost of borrowed funds decrease to 5.36% for the three months ended June 30, 2002 from 6.07% for the three months ended June 30, 2001. The decreased in the average cost of funds was primarily due to decreases in market interest rates. The average balance of interest bearing liabilities increased $12.4 million to $350.8 million for the three months ended June 30, 2002 from $338.4 million for the three months ended June 30, 2001. This increase was due primarily to an increase in NOW and money market savings accounts, savings accounts and borrowed funds, offset in part by a decrease in certificates of deposits.

The decrease in the certificates of deposit was due in part to a decrease in the average balances of public funds certificates of deposits, offset in part by an increase in the average balance of retail certificates of deposit.

Interest expense decreased by $1.6 million to $7.0 million for the six months ended June 30, 2002 compared to $8.6 million for the six months ended June 30, 2001. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of interest bearing liabilities decreased to 4.07% for the six months ended June 30, 2002 from 5.13% for the six months ended June 30, 2001. The decrease in the average cost of interest bearing liabilities was due primarily to decreases in all categories of interest bearing liabilities. The average NOW and money market accounts decreased to 0.99% for the six months ended June 30, 2002 from 2.53% for the six months ended June 30, 2001. The average cost of savings accounts decreased to 1.26% for the six months ended June 30, 2002 from 1.78% for the six months ended June 30, 2001. The average cost of certificates of deposit decreased to 4.89% for the six months ended June 30, 2002 from 5.93% for the six months ended June 30, 2001. The average cost of borrowed funds decreased to 5.49% for the six months ended June 30, 2002 from 6.08% for the six months ended June 30, 2001. The decreased in the average cost of funds was primarily due to decreases in market interest rates. The average balance of interest bearing liabilities increased $6.4 million to $346.0 million for the six months ended June 30, 2002 from $339.6 million for the six months ended June 30, 2001. This increase was due primarily to an increase in NOW and money market savings accounts and savings accounts, offset in part by a decrease in certificates of deposits. The decrease in the certificates of deposit was due in part to a decrease in the average balances of public funds certificates of deposits, offset in part by an increase in the average balance of retail certificates of deposit.

Net Interest Income. Net interest income before the provision for loan losses increased by $594,000 to $3.3 million for the three months ended June 30, 2002 from $2.7 million for the three months ended June 30, 2001. The increase is due primarily to an increase in the interest rate spread. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 3.14% for the three months ended June 30, 2002 from 2.62% for the three months ended June 30, 2001.

Net interest income before the provision for loan losses increased by $973,000 to $6.3 million for the six months ended June 30, 2002 from $5.3 million for the six months ended June 30, 2001. The increase is due primarily to an increase in the interest rate spread. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 3.06% for the six months ended June 30, 2002 from 2.54% for the six months ended June 30, 2001.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and six-month periods ended June 30, 2002 and 2001, respectively

                                                                          For the Three Months Ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                    2002                                    2001
                                                 ----------------------------------------------------------------------------------
                                                     Average                  Average         Average                   Average
                                                     Balance      Interest    Yield/Cost      Balance      Interest     Yield/Cost
                                                     -------      --------    ----------      -------      --------     ----------
                                                                                (Dollars in thousands)
Assets:
     Interest-earning assets:
       Loans                                        $  337,506    $  6,407        7.60%      $  318,889     $  6,344        7.96%
       Securities available for sale                    25,621         299        4.66           32,132          469        5.83
       Interest bearing cash                            15,650          55        1.40           10,462          109        4.19
                                                    ----------    --------    --------       ----------     --------     -------
         Total interest-earning assets                 378,777    $  6,761        7.14%         361,483     $  6,922        7.66%
                                                                  --------    --------                      --------     -------
     Noninterest-earning assets                         19,846                                   22,318
                                                    ----------                               ----------
         Total assets                               $  398,623                               $  383,801
                                                    ==========                               ==========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings                 $   61,016    $    146        0.96%      $   58,040     $    331        2.29%
       Passbook savings                                 24,924          78        1.25           21,807           94        1.72
       Certificates of deposit                         180,447       2,146        4.77          181,343        2,662        5.89
       Borrowed funds                                   84,410       1,129        5.36           77,172        1,168        6.07
                                                    ----------    --------    --------       ----------     --------     -------
     Total interest-bearing liabilities                350,797    $  3,499        4.00%         338,362     $  4,255        5.04%
                                                                  --------    --------                      --------     -------

     Noninterest-bearing liabilities                    10,858                                    8,759
                                                    ----------                               ----------
         Total liabilities                             361,355                                  347,121
     Equity                                             36,968                                   36,680
                                                    ----------                               ----------
         Total liabilities and equity               $  398,623                               $  383,801
                                                    ==========                               ==========

     Net interest income                                          $  3,262                                  $  2,667
                                                                  ========                                  ========
     Net interest rate spread                                                     3.14%                                     2.62%
                                                                              ========                                   =======
     Net interest margin                                                          3.44%                                     2.95%
                                                                              ========                                   =======
     Ratio of average interest-earning assets to
     average interest-bearing liabilities                                       107.98%                                   106.83%
                                                                              ========                                   =======


                                                                             For the Six Months Ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                     2002                                    2001
                                                 ----------------------------------------------------------------------------------
                                                      Average                    Average      Average                     Average
                                                      Balance      Interest    Yield/Cost     Balance       Interest     Yield/Cost
                                                      -------      --------    ----------     --------      --------     ----------
                                                                               (Dollars in thousands)
AssetsAssets:
     Interest-earning assets:
       Loans                                        $  327,178    $  12,500        7.66%     $  318,768     $  12,718        7.99%
       Securities available for sale                    27,095          660        4.87          35,932         1,012        5.63
       Interest bearing cash                            18,950          131        1.40           9,930           233        4.74
                                                    ----------    ---------    --------      ----------     ---------    --------
         Total interest-earning assets                 373,223    $  13,291        7.13%        364,630     $  13,963        7.67%
                                                                  ---------    --------                     ---------    --------
     Noninterest-earning assets                         19,488                                   20,635
                                                    ----------                               ----------
         Total assets                               $  392,711                               $  385,265
                                                    ==========                               ==========

Liabilities and Equity
     Interest-bearing liabilities:
       NOW and money market savings                 $   62,151    $     306        0.99%     $   57,151     $     718        2.53%
       Passbook savings                                 24,246          151        1.26          21,628           191        1.78
       Certificates of deposit                         179,172        4,347        4.89         180,571         5,310        5.93
       Borrowed funds                                   80,443        2,188        5.49          80,216         2,417        6.08
                                                    ----------    ---------    --------      ----------     ---------    --------
     Total interest-bearing liabilities                346,012    $   6,992        4.07%        339,566     $   8,636        5.13%
                                                                  ---------    ---------                    ---------    --------

     Noninterest-bearing liabilities                    10,056                                    8,938
                                                    ----------                               ----------
         Total liabilities                             356,068                                  348,504
     Equity                                             36,643                                   36,761
                                                    ----------                               ----------
         Total liabilities and equity               $  392,711                               $  385,265
                                                    ==========                               ==========

     Net interest income                                          $   6,299                                 $   5,327
                                                                  =========                                 =========
     Net interest rate spread                                                      3.06%                                     2.54%
                                                                               ========                                  ========
     Net interest margin                                                           3.38%                                     2.92%
                                                                               ========                                  ========
     Ratio of average interest-earning
     assets to average interest-bearing liabilities                              107.86%                                   107.38%
                                                                               ========                                  ========

Provision for Loan Losses. The Company's provision for loan losses was $90,000 and $60,000 for the three months ended June 30, 2002 and 2001, respectively. The Company's provision for loan losses was $270,000 and $90,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in the provision for loan loss is primarily due to the increase in the loan portfolio, specifically the commercial real estate loan portfolio, nonperforming loans and general economic conditions. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level, which is deemed to be appropriate, based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multi-family and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $35,000 for the six months ended June 30, 2002 as compared to net charge offs of $33,000 for the six months ended June 30, 2001. The resulting allowance for loan losses was $3.1 million, $2.9 million and $2.9 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

The allowance for loan losses as a percentage of total loans receivable was 0.90%, 0.92% and 0.89% at June 30, 2002, December 31, 2001 and June 30, 2001,
respectively. The level of nonperforming loans was $795,000 at June 30, 2002, $277,000 at December 31, 2001 and $1.5 million at June 30, 2001. The level of nonperforming assets was $1.7 million, $1.4 million and $1.7 million at June 30, 2002, December 31, 2001 and June 30, 2001, respectively.

The allowance for loan losses is management's best estimates of probable losses inherent in the loan portfolio as of the balance sheet date. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding known problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $151,000 to $1.4 million for the three months ended June 30, 2002 from $1.2 million for the three months ended June 30, 2001. The increase is due to increases in fees and services charges, abstract fees and other income, offset in part by a decrease in mortgage banking income. Fees and services charges increased $125,000, primarily due to increases in loan prepayment fees and overdraft fees. Abstract fees increased $24,000, primarily due to increased sales volume. Sales volume increased in part due to a general increase in real estate activity. Other income increased $94,000, primarily due to increases in revenues from the sale of annuities and mutual funds. Mortgage banking income decreased $94,000 due to a decrease in loan originations. Noninterest income for the three months ended June 30, 2001 reflects losses on the sales of securities available for sale of $1,700, while the three months ended June 30, 2002 does not include any gains or losses on the sale of securities available for sale.

Total noninterest income increased by $427,000 to $2.7 million for the six months ended June 30, 2002 from $2.3 million for the six months ended June 30, 2001. The increase is due to increases in fees and services charges, abstract fees and other income, offset in part by a decrease in mortgage banking income. Fees and services charges increased $305,000, primarily due to increases in loan prepayment fees and overdraft fees. Abstract fees increased $118,000, primarily due to increased sales volume. Sales volume increased in part due to a general increase in real estate activity. Other income increased $99,000, primarily due to increases in revenues from the sale of annuities and mutual funds, offset in part by decreases in revenues from the sale of insurance. Mortgage banking income decreased $95,000 due to a decrease in loan originations. Noninterest income for the six months ended June 30, 2002 reflects losses on the sales of securities available for sale of $1,400, while the six months ended June 30, 2001 reflects losses on the sale of securities available for sale of $900.

Noninterest Expense. Total noninterest expense increased by $220,000 to $2.4 million for the three months ended June 30, 2002 from $2.2 million for the three months ended June 30, 2001. The increase is due primarily to increases in salaries and employee benefits, data processing and other expenses, offset in part by a decrease in goodwill amortization. The increase in salaries and employee benefits was due in part to normal salary increases, increases in health insurance costs and other employee benefit costs, increases in salaries related to the sale of annuities and mutual funds and the opening of a new office in Ankeny, Iowa. The increase in data processing was primarily due to normal data processing costs increases and an increase in consulting costs. The increase in other expenses was primarily due to an increase in marketing expenses, professional expenses and the opening of a new office in Ankeny, Iowa. The decrease in goodwill expense was due to no amortization of goodwill expense for the three months ended June 30, 2002, due to the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets. The Company expects that this trend in the decrease of $118,000 to goodwill expense will continue. The Company's efficiency ratio for the three months ended June 30, 2002 and 2002 were 51.75% and 55.98%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended June 30, 2002 and 2001 were 2.41% and 2.28%, respectively.

Total noninterest expense increased by $412,000 to $4.8 million for the six months ended June 30, 2002 from $4.4 million for the six months ended June 30, 2001. The increase is due primarily to increases in salaries and employee benefits, data processing and other expenses, offset in part by a decrease in goodwill amortization. The increase in salaries and employee benefits was due in part to normal salary increases, increases in health insurance costs and other employee benefit costs, increases in salaries related to the sale of annuities and mutual funds and the opening of a new office in Ankeny, Iowa. The increase in data processing was primarily due to normal data processing costs increases and an increase in consulting costs. The increase in other expenses was primarily due to an increase in marketing expenses and the opening of a new office in Ankeny, Iowa. The decrease in goodwill expense was due to no amortization of goodwill expense for the three months ended June 30, 2002 due to the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets. The Company expects that this trend in the decrease of $236,000 to goodwill expense will continue. The Company's efficiency ratio for the six months ended June 30, 2002 and 2001 were 53.01% and 57.35%, respectively. The Company's ratio of noninterest expense to average assets for the six months ended June 30, 2002 and 2001 were 2.43% and 2.26%, respectively.

Income Taxes. Income taxes increased by $181,000 to $729,000 for the three months ended June 30, 2002 as compared to $548,000 for the three months ended June 30, 2001, primarily due to an increase in net income before income taxes, partially offset by a decrease in nondeductible amortization as a result of the Company's adoption of SFAS 142 and a reduction in nontaxable interest income.

Income taxes increased by $244,000 to $1.3 million for the six months ended June 30, 2002 as compared to $1.1 million for the six months ended June 30, 2001, primarily due to an increase in net income before income taxes, partially offset by a decrease in nondeductible amortization as a result of the Company's adoption of SFAS 142 and a reduction in nontaxable interest income.

Net Income. Net income increased by $314,000 to $1.4 million for the three months ended June 30, 2002, as compared to $1.1 million for the same period in 2001.

Net income increased by $563,000 to $2.7 million for the six months ended June 30, 2002, as compared to $2.1 million for the same period in 2001.


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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 2002 Annual Meeting of Stockholders on April 25, 2002. All proposals submitted to stockholders at the meeting were approved. At the meeting, the stockholders of the Company considered and voted upon the following matters:

         1. The election of the following individuals as directors for a three-year term:

                                    KaRene Egemo
                                    Mark M. Thompson

         The results of the election of directors are as follows:

                                                Votes
                                                -----
                                  In favor                 Withheld
                                  --------                 --------

         KaRene Egemo             1,598,179                 13,340
         Mark M. Thompson         1,598,891                 12,628

         There were no broker non-votes or abstentions on this proposal.

         The following directors' terms of office continued after the meeting:

         David M. Bradley
         Melvin R. Schroeder
         Robert H. Singer, Jr.
         Craig R. Barnes

         2. The ratification of the engagement of McGladrey & Pullen LLP, as the Company's independent auditors for the 2002 fiscal year, was approved by a vote of 1,596,488 in favor, 7,163 votes against and 7,868 votes abstaining.

         There were no broker non-votes on this proposal.

Item 5.  Other Information

The Company's Chief Executive Officer and Treasurer have furnished statements relating to its Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.3.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

         Exhibit 99.1 Press Release, dated May 24, 2002 (regarding the declaration of a dividend).

         Exhibit 99.2 Press Release, dated July 24, 2002 (regarding 2002 2nd Quarter earnings)

         Exhibit 99.3  Certification of Chief Executive Officer and Treasurer.

         (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH CENTRAL BANCSHARES, INC.

DATE: August 14, 2002              BY:      /s/ David M. Bradley
                                       ----------------------------------

                                       David M. Bradley, Chairman, President and
                                       Chief Executive Officer


DATE: August 14, 2002             BY:       /s/ John L. Pierschbacher
                                       ----------------------------------

                                       John L. Pierschbacher
                                       Principal Financial Officer