Form 10-Q
period 2002-09-30
NORTH CENTRAL BANCSHARES INC
filed 2002-11-14
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    ----------

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

     Iowa                                                             42-1449849
     ---------------------------------------------------------------------------
    (State or Other Jurisdiction of                           (I. R. S. Employer
    Incorporation or Organization)                        Identification Number)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at October 24, 2002
--------------------------------------------------------------------------------
Common Stock, $.01 par value                                1,659,880

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                         Page

Part I.  Financial Information

             Item 1.   Consolidated Condensed
             Financial Statements (Unaudited)                            1 to 3

             Consolidated Condensed Statements of
             Financial Condition at September 30, 2002
              (Unaudited) and December 31, 2001                          1

             Consolidated Condensed Statements of
             Income for the three and nine months ended
             September 30, 2002 and 2001 (Unaudited)                     2

             Consolidated Condensed Statements of
             Cash Flows for the nine months ended
             September 30, 2002 and 2001 (Unaudited)                     3

             Notes to Consolidated Condensed Financial
             Statements                                                  4 & 5

             Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations            6 to 12

             Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                           12

             Item 4. Controls and Procedures                             12

Part II. Other Information

             Items 1 through 6                                           13

             Signatures                                                  14

             Section 302 Certifications                                  15 & 16

             Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

ASSETS                                                               September 30,     December 31,
                                                                          2002             2001
                                                                     -------------     ------------
                                                                     (Unaudited)
Cash and due from banks:
        Interest-bearing                                            $  19,254,017    $  17,650,064
        Noninterest-bearing                                             2,282,699        2,258,838
Securities available-for-sale                                          23,828,816       31,365,731
Loans receivable, net                                                 336,889,080      307,981,424
Loans held for sale                                                     3,155,962        1,605,710
Accrued interest receivable                                             1,991,996        1,913,557
Foreclosed real estate                                                    987,800        1,073,873
Premises and equipment, net                                             7,788,631        6,797,505
Rental real estate                                                      1,812,959        1,681,337
Title plant                                                               925,256          925,256
Goodwill                                                                4,970,800        4,970,800
Deferred taxes                                                            518,372          484,904
Prepaid expenses and other assets                                         721,860          666,228
                                                                    -------------    -------------

         Total assets                                               $ 405,128,248    $ 379,375,227
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
        Deposits                                                    $ 279,819,304    $ 268,813,731
        Borrowed funds                                                 84,560,115       71,412,723
        Advances from borrowers for taxes and insurance                   775,577        1,589,314
        Dividends payable                                                 300,992          256,587
        Income taxes payable                                              280,296           78,711
        Accrued expenses and other liabilities                          1,190,667        1,311,412
                                                                    -------------    -------------
           Total liabilities                                          366,926,951      343,462,478
                                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
        Preferred stock ($.01 par value, authorized 3,000,000
        shares; issued and outstanding none)                                 --               --
        Common stock ($.01 par value, authorized 15,500,000
        shares;  issued 2002, 1,770,580; 2001, 1,700,280 shares)           17,706           17,003
        Additional paid-in capital                                     18,209,455       16,780,875
        Retained earnings, substantially restricted                    22,884,383       19,402,706
        Accumulated other comprehensive income                            349,005          189,991
        Less cost of treasury stock, 2002, 110,700 shares; 2001,
          none                                                         (2,902,048)            --
        Unearned shares, employee stock ownership plan                   (357,204)        (477,826)
                                                                    -------------    -------------
          Total stockholders' equity                                   38,201,297       35,912,749
                                                                    -------------    -------------
     Total liabilities and stockholders' equity                     $ 405,128,248    $ 379,375,227
                                                                    =============    =============

    See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                           ----------------------------------------------------------
                                                                2002           2001           2002            2001
                                                           ------------   ------------   ------------    ------------
Interest income:
    Loans receivable                                       $  6,619,709   $  6,389,131   $ 19,119,533    $ 19,106,625
    Securities and cash deposits                                317,198        505,180      1,108,613       1,750,661
                                                           ------------   ------------   ------------    ------------
                                                              6,936,907      6,894,311     20,228,146      20,857,286
                                                           ------------   ------------   ------------    ------------
Interest expense:
    Deposits                                                  2,394,364      2,983,834      7,197,948       9,202,908
    Borrowed funds                                            1,138,206      1,121,880      3,326,469       3,539,202
                                                           ------------   ------------   ------------    ------------
                                                              3,532,570      4,105,714     10,524,417      12,742,110
                                                           ------------   ------------   ------------    ------------

Net Interest Income                                           3,404,337      2,788,597      9,703,729       8,115,176

Provision for loan losses                                        56,000         60,000        326,000         150,000
                                                           ------------   ------------   ------------    ------------

Net interest income after provision for loan losses           3,348,337      2,728,597      9,377,729       7,965,176
                                                           ------------   ------------   ------------    ------------
Noninterest income:
    Fees and service charges                                    661,825        502,758      1,846,679       1,383,034
    Abstract fees                                               435,998        387,851      1,234,829       1,068,425
    Mortgage banking fees                                       167,323        191,051        382,495         500,887
    Gain (loss) on sale of securities available
       for sale, net                                                842           --             (523)           (933)
    Other income                                                242,932        186,303        745,792         590,316
                                                           ------------   ------------   ------------    ------------

       Total noninterest income                               1,508,920      1,267,963      4,209,272       3,541,729
                                                          ------------   ------------   ------------    ------------
Noninterest expense:
    Salaries and employee benefits                            1,260,754      1,126,739      3,851,098       3,274,592
    Premises and equipment                                      261,179        290,065        871,631         876,569
    Data processing                                             130,896        116,581        392,008         339,380
    SAIF deposit insurance premiums                              11,623         12,577         35,575          37,864
    Goodwill amortization                                          --          118,072           --           354,217
    Other expenses                                              616,851        570,522      1,901,421       1,710,383
                                                           ------------   ------------   ------------    ------------

       Total noninterest expense                              2,281,303      2,234,556      7,051,733       6,593,005
                                                           ------------   ------------   ------------    ------------

Income before income taxes                                    2,575,954      1,762,004      6,535,268       4,913,900

Provision for income taxes                                      867,956        608,134      2,172,686       1,668,588
                                                           ------------   ------------   ------------    ------------

Net Income                                                 $  1,707,998   $  1,153,870   $  4,362,582    $  3,245,312
                                                           ============   ============   ============    ============

Basic earnings per common share                            $       1.04   $       0.66   $       2.65    $       1.81
                                                           ============   ============   ============    ============

Earnings per common share- assuming dilution               $       0.98   $       0.62   $       2.50    $       1.72
                                                           ============   ============   ============    ============

Dividends declared per common share                        $       0.18   $       0.15   $       0.54    $       0.45
                                                           ============   ============   ============    ============

Comprehensive income                                       $  1,859,212   $  1,289,667   $  4,521,596    $  3,763,418
                                                           ============   ============   ============    ============

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                         --------------------------------
                                                                              2002                2001
                                                                         ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  4,362,582        $  3,245,312
Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                            326,000             150,000
         Depreciation                                                         531,622             523,324
         Amortization and accretion                                           169,452             498,706
         Deferred taxes                                                      (127,021)           (157,470)
         Effect of contribution to employee stock ownership plan              318,224             276,676
         (Gain) on sale of foreclosed real estate and loans, net             (379,688)           (498,464)
         Loss on sale of securities available for sale                            523                 933
         Loss on disposal of equipment and premises, net                        5,923               5,121
         Proceeds from sales of loans held for sale                        29,647,050          32,545,314
         Originations of loans held for sale                              (30,814,807)        (32,656,943)
         Change in assets and liabilities:
           Accrued interest receivable                                        (78,439)             92,155
           Income taxes receivable                                               --               206,024
           Prepaid expenses and other assets                                  (89,232)           (120,770)
           Income taxes payable                                               201,585                --
           Accrued expenses and other liabilities                            (120,745)            (79,145)
                                                                         ------------        ------------

               Net cash provided by operating activities                    3,953,029           4,030,773
                                                                         ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Net decrease in loans                                             34,306,299          18,757,858
         Purchase of loans                                                (63,607,175)        (18,591,648)
         Proceeds from sales of securities available-for-sale                 750,227             220,125
         Purchase of securities available-for-sale                           (322,763)         (7,293,386)
         Proceeds from maturities of securities available-for-sale          7,341,398          17,273,623
         Purchase of premises and equipment and rental real estate         (1,627,708)           (635,966)
         Proceeds from sale of equipment                                        1,015              18,376
         Other                                                                  1,131            (216,668)
                                                                         ------------        ------------
              Net cash provided by (used in) investing activities         (23,157,576)          9,532,314
                                                                         ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in deposits                                          11,005,573           9,020,310
         (Decrease) in advances from borrowers for taxes and
         insurance                                                           (813,737)           (513,457)
         Net change in short-term borrowings                                 (250,000)         (3,000,000)
         Proceeds from other borrowed funds                                34,000,000           3,000,000
         Payments on other borrowings                                     (20,602,608)        (17,097,543)
         Purchase of treasury stock                                        (2,902,048)         (3,635,540)
         Dividends paid                                                      (836,500)           (765,136)
         Issuance of common stock                                           1,231,681             475,484
         Other                                                                   --                (9,704)
                                                                         ------------        ------------
              Net cash provided by (used in) financing activities          20,832,361         (12,525,586)
                                                                         ------------        ------------
              Net increase in cash                                          1,627,814           1,037,501

CASH
         Beginning                                                         19,908,902           8,849,726
                                                                         ------------        ------------
         Ending                                                          $ 21,536,716        $  9,887,227
                                                                         ============        ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
         Interest paid to depositors                                     $  7,462,117        $  9,289,479
         Interest paid on borrowings                                        3,326,937           3,590,140
         Income taxes                                                       1,744,053           1,527,753

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine-month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results, which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2001 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended September 30, 2002, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,648,583 and 1,747,428, respectively. For the nine-month period ended September 30, 2002, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,644,583 and 1,745,906, respectively. For the three-month period ended September 30, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,755,147 and 1,857,930, respectively. For the nine-month period ended September 30, 2001, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,788,812 and 1,882,818, respectively.

3.       DIVIDENDS

On August 23, 2002, the Company declared a cash dividend on its common stock, payable on October 7, 2002 to stockholders of record as of September 16, 2002, equal to $0.18 per share.

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

Had the provisions of SFAS 141 and 142 been applied in fiscal year 2001, the Company's net income and net income per share would have been as follows:

                                           Three months ended
                                           September 30, 2001
                                ------------------------------------------------

                                   Net        Basic earnings    Diluted earnings
                                 Income         Per Share          Per Share
                               -----------    --------------    ----------------
Net Income:
  As reported                  $ 1,153,870      $   0.66           $   0.62
  Add: Goodwill amortization       118,072          0.06               0.06
                               -----------      --------           --------

    Pro forma net income       $ 1,271,942      $   0.72           $   0.68
                               ===========      ========           ========


                                            Nine months ended
                                            September 30, 2001
                               -------------------------------------------------

                                   Net        Basic earnings    Diluted earnings
                                 Income         Per Share          Per Share
                               -----------    --------------    ----------------
Net Income:
  As reported                  $ 3,245,312      $   1.81           $  1.72
  Add: Goodwill amortization       354,217          0.20              0.19
                               -----------      --------           --------

    Pro forma net income       $ 3,599,529      $   2.01           $  1.91
                               ===========      ========           =======


As of December 31, 2001 and September 30, 2002, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the nine months ended September 30, 2002.

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

FINANCIAL CONDITION

Total assets increased $25.8 million, or 6.8%, to $405.1 million at September 30, 2002 compared to $379.4 million at December 31, 2001. Interest-bearing cash increased $1.6 million, or 9.1%, to $19.3 million at September 30, 2002 from $17.7 million as of December 31, 2001. Securities available for sale decreased $7.5 million, or 24.0% from $31.4 million at December 31, 2001 to $23.8 million at September 30, 2002, primarily due to $8.1 million of maturities, calls and sales, offset in part due to $323,000 in purchases. Total loans receivable, net, increased by $28.9 million to $336.9 million at September 30, 2002 from $308.0 million at December 31, 2001, due primarily to originations of $49.9 million of first mortgage loans secured primarily by one-to four-family residences, purchases of $63.6 million of first mortgage loans secured primarily by multifamily and commercial real estate and originations of $22.2 million of second mortgage loans secured primarily by one-to-four-family residences. These originations and purchases were offset in part by payments, prepayments and sales proceeds of loans of approximately $116.3 million.

Total deposits increased $11.0 million, or 4.1%, to $279.8 million at September 30, 2002 from $268.8 million at December 31, 2001, reflecting increases primarily in checking, savings and retail certificates of deposit accounts, offset in part by a decrease in the money market account and public funds certificates of deposit. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, increased by $13.1 million to $84.6 million at September 30, 2002 from $71.4 million at December 31, 2001, as management elected to increase borrowings to fund loan originations. Total stockholders' equity increased $2.3 million, to $38.2 million at September 30, 2002 from $35.9 million at December 31, 2001. See "Capital."

CAPITAL

The Company's total stockholders' equity increased by $2.3 million to $38.2 million at September 30, 2002 from $35.9 million at December 31, 2001, primarily due to earnings and stock issued in connection with stock options exercised, which were offset in part by stock repurchases and dividends declared. The changes in stockholders' equity were also due to a decrease in the unearned shares from First Federal Savings Bank of Iowa's Employee Stock Ownership Plan (the "ESOP") to $357,000 at September 30, 2002 from $478,000 at December 31, 2001. The decrease in unearned shares resulted from the release of shares within the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2002, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2002 were as follows:

                                    Amount                  Percentage of Assets
                                  ---------                 --------------------
                                          (dollars in thousands)
Tangible capital:
         Capital level            $  30,548                        7.66%
         Less Requirement             5,979                        1.50%
                                  ---------                        ----
         Excess                   $  24,569                        6.16%
                                  =========                        ====

Core capital:
         Capital level            $  30,548                        7.66%
         Less Requirement            15,944                        4.00%
                                  ---------                        ----
         Excess                   $  14,604                        3.66%
                                  =========                        ====

Risk-based capital:
         Capital level            $  33,614                       13.08%
         Less Requirement            20,556                        8.00%
                                  ---------                        ----
         Excess                   $  13,058                        5.08%
                                  =========                        ====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities and calls of securities). During the first nine months of 2002 and 2001, principal payments, repayments and proceeds from sale of loans totaled $116.3 million and $104.6 million, respectively. The net increase in deposits during the first nine months of 2002 and 2001 totaled $11.0 million and $9.0 million, respectively. The proceeds from borrowed funds during the nine months ended September 30, 2002 and 2001 totaled $34.0 million and $3.0 million, respectively. During the first nine months of 2002 and 2001, the proceeds from the maturities, calls and sales of securities totaled $8.1 million and $17.5 million, respectively. Cash provided from operating activities during the first nine months of 2002 and 2001 totaled $4.0 million and $4.0 million, respectively, of which $4.4 million and $3.2 million, respectively, represented net income of the Company. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities. During the first nine months of 2002 and 2001, the Company's gross purchases and origination of loans totaled $145.7 million and $104.6 million, respectively. The purchase of securities available for sale for the nine months ended September 30, 2002 and 2001 totaled $323,000 and $7.3 million, respectively. The repayment of borrowed funds during the first nine months of 2002 and 2001 totaled $20.6 million and $17.1 million, respectively. The net change in short-term borrowings during the nine months ended September 30, 2002 and 2001 totaled $250,000 and $3.0 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company entered into a $2.0 million line of credit agreement on October 1, 2001 with an unaffiliated bank for a one year term. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes. As of September 30, 2002, there were no borrowings outstanding on this line of credit. On October 1, 2002, the Company renewed its line of credit agreement in the amount of $3.0 million with the same unaffiliated bank.

Stockholders' equity totaled $38.2 million at September 30, 2002 compared to $35.9 million at December 31, 2001, reflecting the Company's earnings, stock issued, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive income. The Company repurchased 110,700 shares of common stock during the nine months ended September 30, 2002 at an average price of $26.22.

On July 5, 2002, the Company paid a quarterly cash dividend of $0.18 per share on common stock outstanding as of the close of business on June 17, 2002, aggregating $306,000. On August 23, 2002, the Company declared a quarterly cash dividend of $0.18 per share payable on October 7, 2002 to shareholders of record as of the close of business on September 16, 2002, aggregating $301,000.

RESULTS OF OPERATIONS

Interest Income. Interest income increased by $43,000 to $6.9 million for the three months ended September 30, 2002 compared to $6.9 million for the three months ended September 30, 2001. The increase in interest income was primarily due to an increase in the average balance of interest earning assets, offset in part by a decrease in the average yield on interest earning assets. The average balance of interest earning assets increased $25.9 million to $387.6 million for the three months ended September 30, 2002 from $361.8 million for the three months ended September 30, 2001. This increase was primarily due to higher levels of loans and interest bearing cash, offset in part by a decrease in securities available for sale. The increase in the average balance of loans generally reflects originations over the past twelve months of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by one-to four-family residential, multifamily and commercial real estate loans, offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale reflects maturities, calls and sales, offset in part by purchases. The yield on interest earning assets decreased to 7.14% for the three months ended September 30, 2002 from 7.61% for the three months ended September 30, 2001. The decrease in average yields was due primarily to a decrease in the average yield on loans, securities available for sale and interest-bearing cash. The average yield on loans decreased to 7.56% for the three months ended September 30, 2002 from 7.90% for the three months ended September 30, 2001. The average yield on securities available for sale decreased to 4.51% for the three months ended September 30, 2002 from 5.66% for the three months ended September 30, 2001. The average yield on interest bearing cash decreased to 1.32% for the three months ended September 30, 2002 from 3.18% for the three months ended September 30, 2001. The decrease in the average yields on assets was primarily due to decreases in market interest rates.

Interest income decreased by $629,000 to $20.2 million for the nine months ended September 30, 2002 compared to $20.9 million for the nine months ended September 30, 2001. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average balance of interest earning assets. The yield on interest earning assets decreased to 7.14% for the nine months ended September 30, 2002 from 7.65% for the nine months ended September 30, 2001. The decrease in average yields was due primarily to a decrease in the average yield on loans, securities available for sale and interest-bearing cash. The average yield on loans decreased to 7.62% for the nine months ended September 30, 2002 from 7.96% for the nine months ended September 30, 2001. The average yield on securities available for sale decreased to 4.76% for the nine months ended September 30, 2002 from 5.64% for the nine months ended September 30, 2001. The average yield on interest bearing cash decreased to 1.37% for the nine months ended September 30, 2002 from 4.31% for the nine months ended September 30, 2001. The decrease in the average yields on assets was primarily due to decreases in market interest rates. The average balance of interest earning assets increased $14.4 million to $378.0 million for the nine months ended September 30, 2002 from $363.7 million for the nine months ended September 30, 2001. This increase was primarily due to higher levels of loans and interest bearing cash, offset in part by a decrease in securities available for sale. The increase in the average balance of loans generally reflects originations over the past twelve months of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by one-to four-family residential, multifamily and commercial real estate loans, offset in part by payments, sales and prepayments of loans. See "Financial Condition." The decrease in securities available for sale reflects maturities, calls and sales, offset in part by purchases.

Interest Expense. Interest expense decreased by $573,000 to $3.5 million for the three months ended September 30, 2002 compared to $4.1 million for the three months ended September 30, 2001. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of interest bearing liabilities decreased to 3.90% for the three months ended September 30, 2002 from 4.87% for the three months ended September 30, 2001. The decrease in the average cost of interest bearing liabilities was due primarily to decreases in all categories of interest bearing liabilities. The average NOW and money market accounts decreased to 0.87% for the three months ended September 30, 2002 from 1.91% for the three months ended September 30, 2001. The average cost of savings accounts decreased to 1.08% for the three months ended September 30, 2002 from 1.72% for the three months ended September 30, 2001. The average cost of certificates of deposit decreased to 4.65% for the three months ended September 30, 2002 from 5.67% for the three months ended September 30, 2001. The average cost of borrowed funds decreased to 5.26% for the three months ended September 30, 2002 from 6.00% for the three months ended September 30, 2001. The decreased in the average cost of funds was primarily due to decreases in market interest rates. The average balance of interest bearing liabilities increased $21.1 million to $359.2 million for the three months ended September 30, 2002 from $338.2 million for the three months ended September 30, 2001. This increase was due primarily to an increase in savings accounts, certificates of deposit and borrowed funds. The increase in the average balance of the certificates of deposit was offset in part by a decrease in the average balance of the public funds certificates of deposit.

Interest expense decreased by $2.2 million to $10.5 million for the nine months ended September 30, 2002 compared to $12.7 million for the nine months ended September 30, 2001. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of interest bearing liabilities decreased to 4.02% for the nine months ended September 30, 2002 from 5.02% for the nine months ended September 30, 2001. The decrease in the average cost of interest bearing liabilities was due primarily to decreases in all categories of interest bearing liabilities. The average NOW and money market accounts decreased to 0.95% for the nine months ended September 30, 2002 from 2.32% for the nine months ended September 30, 2001. The average cost of savings accounts decreased to 1.20% for the nine months ended September 30, 2002 from 1.76% for the nine months ended September 30, 2001. The average cost of certificates of deposit decreased to 4.81% for the nine months ended September 30, 2002 from 5.84% for the nine months ended September 30, 2001. The average cost of borrowed funds decreased to 5.41% for the nine months ended September 30, 2002 from 6.05% for the nine months ended September 30, 2001. The decrease in the average cost of funds was primarily due to decreases in market interest rates. The average balance of interest bearing liabilities increased $11.3 million to $350.4 million for the nine months ended September 30, 2002 from $339.1 million for the nine months ended September 30, 2001. This increase was due primarily to an increase in NOW and money market savings accounts, savings accounts and borrowed funds.

Net Interest Income. Net interest income before the provision for loan losses increased by $616,000 to $3.4 million for the three months ended September 30, 2002 from $2.8 million for the three months ended September 30, 2001. The increase is due primarily to an increase in the interest rate spread. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 3.24% for the three months ended September 30, 2002 from 2.74% for the three months ended September 30, 2001.

Net interest income before the provision for loan losses increased by $1.6 million to $9.7 million for the nine months ended September 30, 2002 from $8.1 million for the nine months ended September 30, 2001. The increase is due primarily to an increase in the interest rate spread. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 3.12% for the nine months ended September 30, 2002 from 2.63% for the nine months ended September 30, 2001.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and nine-month periods ended September 30, 2002 and 2001, respectively.

                                                                           For the Three Months Ended September 30,
                                                    ------------------------------------------------------------------------------
                                                                   2002                                          2001
                                                    ------------------------------------------------------------------------------
                                                     Average                     Average       Average                  Average
                                                     Balance      Interest      Yield/Cost     Balance       Interest   Yield/Cost
                                                     -------      --------      ----------     -------       --------   ----------
                                                                                  (Dollars in thousands)
Assets:
     Interest-earning assets:
       Loans                                        $ 349,615     $   6,620        7.56%     $  322,790     $   6,389      7.90%
       Securities available for sale                   23,973           270        4.51          31,493           445      5.66
       Interest bearing cash                           14,055            47        1.32           7,471            60      3.18
                                                    ---------     ---------      ------      ----------     ---------     -----
         Total interest-earning assets                387,643     $   6,937        7.14%        361,754     $   6,894      7.61%
                                                                  ---------      ------                     ---------     -----
     Noninterest-earning assets                        20,531                                    22,760
                                                    ---------                                ----------
         Total assets                               $ 408,174                                $  384,514
                                                    =========                                ==========

Liabilities & Equity:
     Interest-bearing liabilities:
       NOW and money market savings                 $  61,375     $     135        0.87%     $   60,290     $     290      1.91%
       Passbook savings                                25,286            69        1.08          21,995            95      1.72
       Certificates of deposit                        186,772         2,191        4.65         181,713         2,599      5.67
       Borrowed funds                                  85,783         1,138        5.26          74,168         1,122      6.00
                                                    ---------     ---------      ------      ----------     ---------     -----
     Total interest-bearing liabilities               359,216     $   3,533        3.90%        338,166     $   4,106      4.87%
                                                                  ---------      ------                     ---------     -----

     Noninterest-bearing liabilities                   10,473                                     9,440
                                                    ---------                                ----------
         Total liabilities                            369,689                                   347,606
     Equity                                            38,485                                    36,908
                                                    ---------                                ----------
         Total liabilities and equity               $ 408,174                                $  384,514
                                                    =========                                ==========

     Net interest income                                          $   3,404                                 $   2,788
                                                                  =========                                 =========
     Net interest rate spread                                                      3.24%                                   2.74%
                                                                                 ======                                   =====
     Net interest margin                                                           3.51%                                   3.08%
                                                                                 ======                                   =====
     Ratio of average interest-earning assets to
     average interest-bearing liabilities                                        107.91%                                 106.98%
                                                                                 ======                                  ======

                                                                           For the Nine Months Ended September 30,
                                                    ------------------------------------------------------------------------------
                                                                   2002                                          2001
                                                    ------------------------------------------------------------------------------
                                                     Average                     Average       Average                  Average
                                                     Balance      Interest      Yield/Cost     Balance       Interest   Yield/Cost
                                                     -------      --------      ----------     -------       --------   ----------
                                                                                  (Dollars in thousands)
Assets:
     Interest-earning assets:
       Loans                                        $ 334,658     $  19,119        7.62%     $  320,109     $   19,107      7.96%
       Securities available for sale                   26,054           931        4.76          34,453          1,457      5.64
       Interest bearing cash                           17,318           178        1.37           9,110            293      4.31
                                                    ---------     ---------      ------      ----------     ---------      -----
         Total interest-earning assets                378,030     $  20,228        7.14%        363,672     $   20,857      7.65%
                                                                  ---------      ------                     ----------     -----
     Noninterest-earning assets                        19,836                                    21,343
                                                    ---------                                ----------
         Total assets                               $ 397,866                                $  385,015
                                                    =========                                ==========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings                 $  61,892     $     441        0.95%     $   58,197     $    1,008      2.32%
       Passbook savings                                24,593           220        1.20          21,750            286      1.76
       Certificates of deposit                        181,705         6,537        4.81         180,952          7,909      5.84
       Borrowed funds                                  82,223         3,326        5.41          78,200          3,539      6.05
                                                    ---------     ---------      ------      ----------     ----------     -----
     Total interest-bearing liabilities               350,413     $  10,524        4.02%        339,099     $   12,742      5.02%
                                                                  ---------      ------                      ---------     -----

     Noninterest-bearing liabilities                   10,196                                     9,106
                                                    ---------                                ----------
         Total liabilities                            360,609                                   348,205
     Equity                                            37,257                                    36,810
                                                    ---------                                ----------
         Total liabilities and equity               $ 397,866                                $  385,015
                                                    =========                                ==========

     Net interest income                                          $   9,704                                 $    8,115
                                                                  =========                                 ==========
     Net interest rate spread                                                      3.12%                                    2.63%
                                                                                   ====                                     ====
     Net interest margin                                                           3.42%                                    2.98%
                                                                                   ====                                     ====
     Ratio of average interest-earning
     assets to average interest-bearing liabilities                              107.88%                                  107.25%
                                                                                 ======                                   ======

Provision for Loan Losses. The Company's provision for loan losses was $56,000 and $60,000 for the three months ended September 30, 2002 and 2001, respectively. The Company's provision for loan losses was $326,000 and $150,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in the provision for loan loss for the nine months is primarily due to the increase in the loan portfolio, specifically the commercial real estate loan portfolio, nonperforming loans and general economic conditions. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level, which is deemed to be appropriate, based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multi-family and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $89,000 for the nine months ended September 30, 2002 as compared to net charge offs of $100,000 for the nine months ended September 30, 2001. The resulting allowance for loan losses was $3.1 million, $2.9 million and $2.9 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

The allowance for loan losses as a percentage of total loans receivable was 0.91%, 0.92% and 0.90% at September 30, 2002, December 31, 2001 and September 30, 2001, respectively. The level of nonperforming loans was $599,000 at September 30, 2002, $277,000 at December 31, 2001 and $614,000 at September 30,
2001. The level of nonperforming assets was $1.6 million, $1.4 million and $1.6 million at September 30, 2002, December 31, 2001 and September 30, 2001, respectively.

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

Noninterest Income. Total noninterest income increased by $241,000 to $1.5 million for the three months ended September 30, 2002 from $1.3 million for the three months ended September 30, 2001. The increase is due to increases in fees and services charges, abstract fees and other income, offset in part by a decrease in mortgage banking income. Fees and services charges increased $159,000, primarily due to increases in loan prepayment fees and overdraft fees. Abstract fees increased $48,000, primarily due to increased sales volume. Sales volume increased in part due to a general increase in real estate activity. Other income increased $57,000, primarily due to increases in revenues from the sale of annuities, mutual funds and insurance. Mortgage banking income decreased $24,000 due to competitive pricing pressures.

Total noninterest income increased by $668,000 to $4.2 million for the nine months ended September 30, 2002 from $3.5 million for the nine months ended September 30, 2001. The increase is due to increases in fees and services charges, abstract fees and other income, offset in part by a decrease in mortgage banking income. Fees and services charges increased $464,000, primarily due to increases in loan prepayment fees and overdraft fees. Abstract fees increased $166,000, primarily due to increased sales volume. Sales volume increased in part due to a general increase in real estate activity. Other income increased $155,000, primarily due to increases in revenues from the sale of annuities and mutual funds. Mortgage banking income decreased $118,000 due to a decrease in loans held for sale originations and competitive pricing pressures.

Noninterest Expense. Total noninterest expense increased by $47,000 to $2.3 million for the three months ended September 30, 2002 from $2.2 million for the three months ended September 30, 2001. The increase is due primarily to increases in salaries and employee benefits, data processing and other expenses, offset in part by a decrease in goodwill amortization. The increase in salaries and employee benefits was due in part to a new office in Ankeny, Iowa, normal salary increases, increase in salaries related to the sale of annuities and mutual funds, increases in health insurance costs and other employee benefit costs. The increase in data processing was primarily due to normal data processing costs increases and an increase in consulting costs. The increase in other expenses was primarily due to an increase in donations, the opening of a new office in Ankeny, Iowa, loan costs, insurance costs and costs associated with the abstract companies, offset in part by a decrease in costs associated with debit and ATM cards. The decrease in goodwill expense was due to no amortization of goodwill expense for the three months ended September 30, 2002, due to the Company's adoption of SFAS No. 142 goodwill and Other Intangible Assets. As a result, the Company expects to experience a $118,000 decrease in goodwill amortization each quarter for the foreseeable future. The Company's efficiency ratio for the three months ended September 30, 2002 and 2002 was 46.43% and 55.08%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended September 30, 2002 and 2001 was 2.24% and 2.32%, respectively.

Total noninterest expense increased by $459,000 to $7.1 million for the nine months ended September 30, 2002 from $6.6 million for the nine months ended September 30, 2001. The increase is due primarily to increases in salaries and employee benefits, data processing and other expenses, offset in part by a decrease in goodwill amortization. The increase in salaries and employee benefits was due in part to the opening of the Ankeny office, increases in salaries related to the sale of annuities and mutual funds, normal salary increases and increases in health insurance costs and other employee benefit costs. The increase in data processing was primarily due to normal data processing costs increases and an increase in consulting costs. The increase in other expenses was primarily due to the opening of a new office in Ankeny, Iowa, marketing expenses, office supplies, insurance and costs associated with the abstract companies, offset in part by a decrease in costs associated with debit and ATM cards. The decrease in goodwill expense was due to no amortization of goodwill expense for the nine months ended September 30, 2002 due to the Company's adoption of SFAS No. 142, Goodwill and Other Intangible Assets. As a result, the Company expects to experience a $354,000 decrease in goodwill amortization for each comparable period for the foreseeable future. The Company's efficiency ratio for the nine months ended September 30, 2002 and 2001 was 50.68% and 56.56%, respectively. The Company's ratio of noninterest expense to average assets for the nine months ended September 30, 2002 and 2001 was 2.36% and 2.28%, respectively.

Income Taxes. Income taxes increased by $260,000 to $868,000 for the three months ended September 30, 2002 as compared to $608,000 for the three months ended September 30, 2001, primarily due to an increase in net income before income taxes, partially offset by a decrease in nondeductible amortization as a result of the Company's adoption of SFAS 142, a reduction in nontaxable interest income and an increase in taxable deductions due to changes in the Company's retirement plan.

Income taxes increased by $504,000 to $2.2 million for the nine months ended September 30, 2002 as compared to $1.7 million for the nine months ended September 30, 2001, primarily due to an increase in net income before income taxes, partially offset by a decrease in nondeductible amortization as a result of the Company's adoption of SFAS 142, a reduction in nontaxable interest income and an increase in taxable deductions due to changes in the Company's retirement plan.

Net Income. Net income increased by $554,000 to $1.7 million for the three months ended September 30, 2002, as compared to $1.2 million for the same period in 2001.

Net income increased by $1.1 million to $4.4 million for the nine months ended September 30, 2002, as compared to $3.2 million for the same period in 2001.


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk from December 31, 2001 as reported in Item 7A of the Annual Report on Form 10-K.

ITEM 4.

CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's Chief Executive Officer and Treasurer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

The Company's Chief Executive Officer and Treasurer have furnished statements relating to its Form 10-Q for the quarter ended September 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.4.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 99.1 Press Release, dated August 23, 2002 (regarding the declaration of a dividend).

         Exhibit 99.2 Press Release, dated September 27, 2002 (regarding stock repurchase program).

         Exhibit 99.3 Press Release, dated October 24, 2002 (regarding 2002 3rd Quarter earnings)

         Exhibit 99.4 Certification of Chief Executive Officer and Treasurer. (Pursuant to Section 906 of the Sarbanes-Oxley Act)


         (b) Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NORTH CENTRAL BANCSHARES, INC.

DATE: November 14, 2002           BY: /s/ David M. Bradley
                                      -----------------------------------------

                                      David M. Bradley, Chairman, President and
                                      Chief Executive Officer


DATE: November 14, 2002           BY: /s/ John L. Pierschbacher
                                      -----------------------------------------
                                      John L. Pierschbacher
                                      Principal Financial Officer

            Certification of Chief Executive Officer and Treasurer

                 SARBANES-OXLEY ACT - SECTION 302 CERTIFICATIONS


       I, David M. Bradley, certify that:

1. I have reviewed this annual report on Form 10-Q of North Central Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date:  November 14, 2002            /s/ David M. Bradley
                                           --------------------
                                           David M. Bradley
                                           President and Chief Executive Officer

                 SARBANES-OXLEY ACT - SECTION 302 CERTIFICATIONS

         I, John L. Pierschbacher, certify that:

1. I have reviewed this annual report on Form 10-Q of North Central Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


       Date:  November 14, 2002                 /s/ John L. Pierschbacher
                                                -------------------------
                                                John L. Pierschbacher
                                                Treasurer