Form 10-K
period 2002-12-31
NORTH CENTRAL BANCSHARES INC
filed 2003-03-28
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended December 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Indicate by check mark if whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.
YES     NO  X
           ---

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2002 was $45,106,605.

As of March 10 2003, there were issued and outstanding 1,613,380 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the Registrant's 2003 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of
     Part III hereof.
2. Portions of the 2002 Annual Report to Shareholders are incorporated by reference into Items 7, 7A, 8 and 9 of Part II hereof.

--------------------------------------------------------------------------------

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

First Federal Savings Bank of Iowa

         The Bank is a federally chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and eight branch offices located in Iowa. Five of the Bank's branches are located in north central and central Iowa, in the cities of Fort Dodge, Nevada, Ames, Perry and Ankeny. Three of the Bank's offices are loacted in south east Iowa, in the cities of Burlington and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was chartered originally in 1954, and on May 7, 1987 became a federally chartered savings bank. The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market areas, and investing such deposits in one-to-four family residential real estate mortgages, multifamily and commercial mortgages and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. The Bank's deposits are insured by the FDIC under the SAIF. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1954. At December 31, 2002, the Bank had total assets of $403.9 million, total deposits of $277.0 million, and total shareholders' equity of $38.7 million.

         The Bank's principal executive office is located at 825 Central Avenue, Fort Dodge, Iowa and its telephone number at that address is (515) 576-7531.

Market Area and Competition

         The Company is an independent savings and loan holding company serving its primary market area of Webster, Story, Dallas, Polk, Henry and Des Moines Counties, which are located in the central and north central and southeastern parts of the State of Iowa. The Company's market area is influenced by agriculture as well as retail sales, professional services and public education. The Company is headquartered in Fort Dodge, the Webster County seat, where it operates two Company locations.

         The unemployment rate as of December 2002 for Webster County was 3.5%, for Story County 2.6%, for Dallas County 3.3%, for Polk County 3.5%, for Henry County 6.0% and for Des Moines County 5.6%. These compare to the national rate of 6.0% and the State of Iowa rate of 3.9%.

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

Lending Activities

         Loan Portfolio Composition. The principal components of the Company's loan portfolio are fixed-rate and adjustable-rate first mortgage loans secured by one-to four-family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential and commercial real estate and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. At December 31, 2002, the Company's total loans receivable totalled $344.6 million, of which $148.8 million, or 43.2%, were one-to four-family residential real estate first mortgage loans, $70.8 million, or 20.5%, were multifamily real estate first mortgage loans, primarily purchased by the Company and $71.3 million, or 20.7%, were commercial real estate first mortgage loans, primarily purchased by the Company. Consumer loans, consisting primarily of automobile loans and second mortgage loans, totalled $53.8 million, or 15.6%, of the Company's loan portfolio.

         Savings associations, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2002, it was the Company's policy to limit loans to one borrower to $3.0 million. At December 31, 2002, the Company's largest aggregate outstanding loans to one borrower was $2.7 million and the second largest borrower had an aggregate balance of $2.5 million, both of which were first mortgage multifamily residential real estate loans and both were performing, pursuant to their respective terms, as of that date.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated:

                                                                              At December 31,
                                     -----------------------------------------------------------------------------------------------
                                            2002                2001               2000                1999              1998
                                     ------------------ ------------------- ------------------  ------------------ -----------------
                                               Percent              Percent            Percent            Percent            Percent
                                      Amount   of Total   Amount   of Total   Amount  of Total    Amount  of Total  Amount  of Total
                                     --------- -------- --------- --------- --------- --------- --------- -------- -------- --------
                                                                            (Dollars in thousands)
First mortgage loans:
   One-to four-family residential(1) $ 148,751  43.17%  $ 161,549   51.81%  $ 176,615   54.78%  $ 164,057  56.23%  $ 148,992  57.46%
   Multifamily .....................    70,779  20.54      74,396   23.86      75,858   23.53      73,417  25.16      64,895  25.02
   Commercial ......................    71,251  20.68      25,722    8.25      24,127    7.48      17,723   6.07      11,396   4.39
                                     ---------  -----   ---------   -----   ---------   -----   ---------  -----   ---------  -----
     Total first mortgage loans ....   290,781  84.39%    261,667   83.91     276,600   85.79     255,197  87.47     225,283  86.87
                                     ---------  -----   ---------   -----   ---------   -----   ---------  -----   ---------  -----
Consumer loans:
   Automobiles ..................... $  10,115   2.94%  $   9,406    3.02%  $   8,803    2.73%  $   8,003   2.74%  $   7,348   2.83%
   Second mortgage(2) ..............    38,239  11.10      35,619   11.42      31,910    9.90      23,604   8.09      20,784   8.01
  Other(3) .........................     5,438   1.58       5,134    1.65       5,095    1.58       4,956   1.70       5,946   2.29
                                     ---------  -----   ---------   -----   ---------   -----   ---------  -----   ---------  -----
    Total consumer loans ...........    53,792  15.61      50,159   16.09      45,808   14.21      36,563  12.53      34,078  13.13
                                     ---------  -----   ---------   -----   ---------   -----   ---------  -----   ---------  -----
    Total loans receivable ......... $ 344,573 100.00%  $ 311,826  100.00%  $ 322,408  100.00%  $ 291,760 100.00%  $ 259,361 100.00%
                                     ========= ======   =========  ======   =========  ======   ========= ======   ========= ======

Less:
  Undisbursed portion of
    construction loans ............. $     929   0.27%  $   1,055    0.34%  $   1,493    0.45%  $   1,982   0.68   $   2,025   0.78%
  Unearned loan (premium) discount .      (623) (0.18)        (37)  (0.01)         69    0.02         136   0.05         312   0.12
  Net deferred loan origination
     fees(costs) ...................         3   0.00         (56)  (0.02)        (23)  (0.01)        106   0.04         316   0.12
  Allowance for loan losses ........     3,118   0.90       2,883    0.92       2,843    0.88       2,777   0.95       2,676   1.03
                                     ---------  -----   ---------   -----   ---------   -----   ---------  -----   ---------  -----
       Total loans receivable, net . $ 341,146  99.01%  $ 307,981   98.77%  $ 318,026   98.64%  $ 286,759  98.29   $ 254,032  97.95%
                                     =========  =====   =========   =====   =========   =====   =========  =====   =========  =====

----------

(1)  Includes interest-only construction loans that convert to permanent loans.

(2) Second mortgage loans included $4.0 million, $2.0 million, $1.6 million, $1.5 million and $1.4 million of nonowner-occupied residential first mortgage loans at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

(3) Other consumer loans included $1.9 million, $1.9 million, $1.5 million, $1.6 million and $2.3 million of commercial mortgage loans at December 31, 2002, 2001, 2000, 1999 and 1998, respectively.

         Loan Maturity Schedule. The following table sets forth the maturity or period to repricing of the Company's loan portfolio at December 31, 2002. Overdraft lines of credit are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                                At December 31, 2002
                                 Within        1-3         3-5          5-10        10-20     Beyond 20
                                 1 Year       Years        Years        Years       Years       Years        Total
                                                                 (In thousands)
First mortgage loans:
    One-to four-family
      residential(1)........   $  27,124   $  21,018    $  35,698    $  47,979   $  15,994    $     939   $ 148,752
  Multifamily...............      15,668      23,943       20,952        9,832         386            -      70,779
  Commercial................       5,539      19,038       12,562       22,832      11,280            -      71,251
Consumer loans (2)..........       5,160      11,738       30,766        4,857       1,271            -      53,792
                               ---------   ---------    ---------    ---------   ---------    ---------   ---------
    Total ..................   $  53,489   $  75,737    $  99,978    $  85,500   $  28,931    $     939   $ 344,574
                               =========   =========    =========    =========   =========    =========   =========

________________________

(1) One-to four-family loans include $40.2 million of loans with repricing periods greater than 5 years that have been classified as fixed rate loans. $36.3 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.

(2)  Includes second mortgage loans of $38.2 million at December 31, 2002.


         The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 2002 due after December 31, 2003.

                                                         Due After December 31, 2003
                                             ------------------------------------------------
                                               Fixed            Adjustable             Total
                                             ---------          ----------          ---------
                                                               (In thousands)
First mortgage loans:
    One-to four-family residential(1).....   $  60,957           $  60,671          $ 121,628
    Multifamily...........................       6,921              48,192             55,113
    Commercial............................      46,191              19,521             65,712
Consumer loans (2)........................      48,525                 108             48,633
                                             ---------           ---------          ---------
      Total...............................   $ 162,594           $ 128,492          $ 291,086
                                             =========           =========          =========

________________________

(1) One-to four-family loans include $40.2 million of loans with repricing periods greater than 5 years have been classified as fixed rate loans.
(2)  Includes second mortgage loans of $35.9 million at December 31, 2002.


         One-to four-family Residential Real Estate Loans. Traditionally, the Company's primary lending activity consists of the origination of fixed- and adjustable-rate one-to-four family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company's market area. The Company also originates one-to four- family, interest only construction loans that convert to permanent loans after an initial construction period that generally does not exceed nine months. At December 2002, 41.2% of the Company's residential real estate loans had fixed rates, and 58.8% had adjustable rates.

         The Company originates loans for portfolio and sells loans in the secondary mortgage market. However, the Company's one-to four-family, fixed-rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Federal Home Loan Mortgage Corporation ("FHLMC") and Fannie Mae purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market. The Company has sold fixed-rate loans with maturities equal to or in excess of 15 years in the secondary mortgage market. For the year ended December 31, 2002, the Company sold $53.6 million of one-to four-family residential mortgage loans, generally to lower the Company's interest rate risk. One-to four-family loans are underwritten and originated according to policies approved by the Board of Directors.

         Originations of one-to four-family fixed-rate first mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company's interest rate gap position, and loan products offered by the Company's competitors. The Company's one-to four-family fixed-rate first mortgage loans amortize on a monthly basis with principal and interest due each month. The Company also offers 5 and 7-year fixed-rate first mortgage loans that convert to adjustable-rate loans that adjust on an annual basis after the initial fixed rate term. The overall maturity of these loans may be up to 30 years. The Company determines whether a customer qualifies for these loans based upon the initial fixed interest rate.

         The Company's adjustable rate mortgage loans, or "ARM loans" are generally originated for terms of up to 30 years, with interest rates that adjust annually. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. Currently, the Company offers ARM loans with annual rate caps of 1.5% and maximum life-of-loan caps of 11.95%. At present, the interest rate on its ARM loans is calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year. The Company determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated, rather than the introductory or "teaser" rate or the maximum life-of-the rate to which the loan could adjust. In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One-to- four family residential ARM loans totalled $87.4 million, or 25.4%, of the Company's total loan portfolio at December 31, 2002.

         The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company's credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk. See Item 7A. "Discussion of Market Risk-- Interest Rate Sensitivity Analysis" in the 2002 Annual Report to Shareholders, which is attached to this Form 10-K as Exhibit 13.1.

         The Company's one-to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company's fixed rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

         Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. "See Regulation-Regulation of Federal Savings Associations-Real Estate Lending Standards." The Company's lending policies limit the maximum loan-to-value ratio on mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Company generally makes one-to four-family first real estate loans with loan-to-value ratios of up to 95%; however, for one-to four-family real estate loans with loan-to-value ratios greater than 80%, the Company requires the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion on all properties securing real estate loans originated by the Company.

         Multifamily Residential and Commercial Real Estate Loans. The Company's loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $142.0 million, or 41.2%, of the Company's total loan portfolio at December 31, 2002. Of such loans, $124.6 million, or 87.7%, were purchased or originated by the Company and were secured by properties outside the State of Iowa (the "out of state" properties). There was one loan secured by commercial real estate in the amount of $37,000 that was more than 90 days past due at December 31, 2002. The multifamily and commercial real estate loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings. Multifamily residential real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed rate loans generally amortize over 15 to 30 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to fifteen years. Such loans are priced as five to fifteen year loans with maximum loan-to-value ratios of 80%. See " -- Purchased or Out of State Originated Loans".

         All purchased or out of state originated multifamily or commercial real estate loans in excess of $500,000 are approved by the Chief Executive Officer, Chief Operating Officer and the Board of Directors and are subject to the same underwriting standards as for loans originated by the Company. All purchased or out of state originated loans less than $500,000 are approved by the Chief Executive Officer and Chief Operating Officer and ratified by the Board of Directors and are subject to the same underwriting standards as loans originated by the Company. Before a loan is purchased, the Company obtains a copy of the original loan application, certified rent rolls, the original title insurance policy and personal financial statements of any guarantors of the loan. An executive officer or director of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. $21.0 million, or 16.8%, of out of state multifamily and commercial real estate loans are serviced by the Bank. $103.6 million, or 83.2% of the out of state multifamily and commercial real estate loans are serviced by the originating financial institution or mortgage company. The Company imposes a $3.0 million limit on the aggregate size of multifamily and commercial loans to any one borrower. Any exceptions to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Company's legal lending limit. See "Regulation -- Regulation of Federal Savings Associations -- Loans to One Borrower".

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

         Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which primarily include second mortgage loans. As of December 31, 2002, consumer loans totalled $53.8 million, of which second mortgage loans totalled $38.2 million, or 11.1%, of the Company's total loan portfolio. The Company's second mortgage loans generally have fixed interest rates and are generally for terms of 3 to 5 years. The Company's second mortgage loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 80%. The average principal amount of the Company's second mortgage loans is approximately $18,000.

         To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally on a 80% loan-to-value basis for new cars. All of the Company's automobile loans were originated by the Company and generally, have terms of up to five years. At December 31, 2002, automobile loans totalled $10.1 million, or 2.9% of the Company's total loan portfolio.

         In addition, the Company also makes other types of consumer loans, primarily unsecured signature loans for various purposes. At December 31, 2002, other consumer loans totalled $5.4 million, or 1.6% of the Company's net total loan portfolio. Included in the other consumer loans are unsecured consumer loans totalled $929,000, or 0.3% of the Company's total loan portfolio. The minimum loan amount for unsecured signature loans is $1,000, the maximum loan amount for such loans is generally $7,500, and the average balance of such loans is approximately $1,000.

         The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans may be unsecured and are originated for any business purpose, such as for the purchase of computers and business equipment. The maximum loan amount for such unsecured loans is generally $7,500.

         The Company's business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company generally expects consumer loan demand will come from its existing customer base. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 2002, $172,000, or 0.32%, of the Company's consumer loan portfolio was on non-accrual status.

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

         After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. An abstract of title along with an attorney's title opinion is required on all first mortgage loans secured by real property in Iowa. At December 31, 2002, the Company had outstanding commitments to originate $6.0 million of loans. This amount does not include commitments to purchase loans, the undisbursed overdraft loan privileges or the unfunded portion of loans in process.

         Purchased or Out of State Originated Loans. The Company's loan portfolio contains $135.6 million of loans secured by out of state properties. These loans represented 39.3% of the Company's total loan portfolio at December 31, 2002. All of the one-to four-family, multifamily residential and commercial real estate loans in the Company's loan portfolio which are purchased out of state by the Company are without recourse to the seller. At December 31, 2002, approximately $33.9 million of these purchased or originated out of state loans represented loans secured by real estate in the state of California, located primarily in southern California. The Company's investment in properties in Colorado totalled $21.0 million and was primarily distributed between the Colorado Springs and Denver areas. The Company's investment in properties located in Wisconsin totalled $14.3 million and was primarily distributed between the Milwaukee and Madison areas. The Company's investment in properties located in Missouri totalled $15.5 million. The remainder of the Company's purchased or out of state originated loans are distributed in various states. At December 31, 2002, the Company's multifamily residential and commercial real estate loans had an average balance of $592,000 and the largest loan had a principal balance of $2.7 million. As of December 31, 2002 there was one commercial real estate loan in the amount of $37,000 that was more than 90 days past due and was on nonaccrual status.

         To supplement its origination of one-to four-family first mortgage loans, the Company also purchases loans secured by one-to four-family residences out of state. At December 31, 2002, $11.0 million, or 3.2%, of the Company's total loan portfolio consisted of purchased one-to four-family loans, of which $5.5 million were secured by properties located in Missouri. As of December 31, 2002 there were no purchased one-to four-family first mortgage loans that were on a nonaccrual status.

         Loans purchased by the Company entail certain risks not necessarily associated with loans the Company originates. The Company's purchased loans are generally acquired without recourse against the seller. $28.7 million, or 21.1%, of out of state loans are serviced by the Bank. $106.9 million, or 78.9% of the out of state loans are serviced by the originating financial institution or mortgage company. Although the Company reviews each purchased loan using the Company's underwriting criteria for originations and a Company officer or director performs an on-site inspection of each purchased loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review. In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with loans the Company originates. Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company's market areas. If economic conditions continue to limit the Company's opportunities to originate loans in its market areas, the Company may increase its investment in out of state mortgage loans. There can be no assurance, however, that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

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

         Set forth below is a table of the Company's purchased or out of state originated loans by state of origin (including multifamily residential, commercial real estate and one-to four-family first mortgage loans) as of December 31, 2002.

                        Balance as of           Percentage as of
  State               December 31, 2002         December 31, 2002
                       (In thousands)
--------------------------------------------------------------------------------

Arizona                 $   1,920                     1.4%
California                 33,880                    25.0
Colorado                   20,964                    15.5
Georgia                       13                      0.0
Illinois                    3,122                     2.3
Indiana                     5,807                     4.3
Michigan                    2,102                     1.6
Minnesota                  12,270                     9.1
Missouri                   15,474                    11.4
Montana                        12                     0.0
Nebraska                    7,325                     5.4
Nevada                      1,706                     1.3
North Carolina                585                     0.4
North Dakota                   16                     0.0
Ohio                        1,541                     1.1
Oregon                      2,913                     2.2
South Dakota                4,266                     3.1
Tennessee                      64                     0.0
Texas                       2,162                     1.6
Utah                        4,304                     3.2
Virginia                       20                     0.0
Washington                    851                     0.6
Wisconsin                  14,273                    10.5
                        ----------                  ------

   Total                $ 135,590                   100.0%
                        =========                   =====

         Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the periods indicated.

                                                                             For the Years Ended
                                                                                December 31,
                                                          --------------------------------------------------------
                                                               2002                   2001                  2000
                                                          -------------          -------------         -------------
                                                                                 (In thousands)
Total loans receivable at beginning of period.........      $ 311,826              $ 322,408             $ 291,760
                                                            ---------              ---------             ---------
Originations:
First mortgage loans:
   One-to four-family residential.....................         84,143                 83,270                48,937
   Multifamily........................................              -                      -                     -
   Commercial.........................................            264                      -                     -
Consumer loans:
   Automobile.........................................          8,573                  8,003                 6,856
   Second mortgage ...................................         28,577                 27,033                21,500
   Other..............................................          4,303                  4,339                 2,853
                                                            ---------              ---------             ---------
     Total originations:..............................        125,860                122,645                80,146
Loan Purchases:
   First mortgage-- one-to four-family................          5,104                  1,865                 1,677
   First mortgage-- multifamily.......................         22,891                 20,876                10,449
   First mortgage-- commercial........................         56,434                  5,043                 7,499
Loan Sales:
   First mortgage-- one-to four-family................        (52,899)               (49,309)              (14,080)
Transfer of mortgage loans to (from)
   foreclosed real estate.............................           (107)                   889                  (166)
Repayments............................................       (124,535)              (110,813)              (55,209)
                                                            ---------              ---------             ---------
Net loan activity.....................................         32,748                (10,582)               30,648
                                                            ---------              ---------             ---------
     Total loans receivable at end of period..........    $   344,574            $   311,826           $   322,408
                                                          ===========            ===========           ===========

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Net deferred fees and costs are recognized into income immediately upon prepayment of the related loan. At December 31, 2002, the Company had $3,000 of deferred loan origination fees, net. Such fees vary with the type of loans and commitments made. The Company typically charges a document preparation fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges and late charges. The Company recognized fees and service charges of $2.4 million, $2.0 million and $1.6 million for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

Investment Activities

         At December 31, 2002, the Company's investment portfolio is comprised of State and Local Obligations, mortgage- backed securities, mutual funds, interest-bearing deposits and equity securities consisting of FHLMC preferred stocks, FNMA preferred stock, FHLB stock and other common stock. At December 31, 2002, $538,000, or 8.9%, of the Company's investment portfolio, excluding mortgage-backed securities, mutual funds and equity securities, was scheduled to mature in one year or less, and $1.6 million, or 26.8% was scheduled to mature within one to five years.

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

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                                At December 31,
                                              2002                   2001                  2000
                                           --------              ---------             ---------
                                                                (In thousands)
Investment securities:
     U.S. Government agencies (1)........  $      -               $  1,003              $ 17,278
     Mortgage-backed securities..........     4,026                  6,331                 8,183
     State and Local Obligations (1).....     6,073                  5,952                 4,473
     FHLB stock..........................     4,478                  4,429                 4,429
     Mutual Fund.........................     2,000                  2,002                     -
     Equity securities(2)................     6,257                 11,649                 8,989
                                           --------               --------              --------
       Total investment securities.......    22,834                 31,366                43,352
     Interest-earning deposits...........    13,026                 17,650                 6,331
                                           --------               --------              --------
       Total investments.................  $ 35,860               $ 49,016              $ 49,683
                                           ========               ========              ========

(1) Certain securities have call features which allows the issuer to call the security prior to maturity date.

(2) Certain securities have call features which allows the issuer to call the security.

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 2002.

                                                                         At December 31, 2002
                                    --------------------------------------------------------------------------------------------
                                      One Year or Less        One to Five Years        Five to Ten Years       Over Ten Years
                                    ---------------------    --------------------    --------------------   --------------------
                                               Annualized              Annualized              Annualized             Annualized
                                                Weighted                Weighted                Weighted               Weighted
                                     Carrying    Average     Carrying    Average     Carrying    Average    Carrying    Average
                                       Value      Yield        Value      Yield        Value      Yield       Value      Yield
                                                                        (Dollars in thousands)
Investment securities:
   Mortgage-backed securities       $     83      4.95%      $   405       5.44%     $ 2,297      5.71%     $ 1,241       5.99%
   State and Local Obligations(1)        538      4.40         1,630       4.49        3,038      4.68          868       6.14
   Mutual Fund...................          -         -             -          -            -         -            -          -
   FHLB Stock....................          -         -             -          -            -         -            -          -
   Common and Preferred Stock              -         -             -          -            -         -            -          -
   Preferred Stock-FNMA(2)                 -         -             -          -            -         -            -          -
   Preferred Stock-FHLMC(2)..              -         -             -          -            -         -            -          -
                                    --------      ----       -------       ----      -------      ----      -------       ----
     Total securities available
          for sale...............   $    621      4.47%      $ 2,035       4.68%     $ 5,335      5.12%     $ 2,109       6.05%
Interest-bearing deposits
   at the FHLB...................     13,026      0.72             -          -            -         -            -          -
                                    --------      ----       -------       ----      -------      ----      -------       ----
     Total investments...........   $ 13,647      0.89%      $ 2,035       4.68%     $ 5,335      5.12%     $ 2,109       6.05%
                                    ========      ====       =======       ====      =======      ====      =======       ====

                                                At December 31, 2002
                                    ------------------------------------------
                                                      Total
                                    ------------------------------------------
                                                                    Annualized
                                                          Average    Weighted
                                    Carrying     Fair     Life in    Average
                                      Value      Value     Years      Yield
                                            (Dollars in thousands)
Investment securities:
   Mortgage-backed securities       $  4,026   $  4,026      2        5.75%
   State and Local Obligations(1)      6,074      6,074      4        4.81
   Mutual Fund...................      2,000      2,000               2.50
   FHLB Stock....................      4,478      4,478               3.00
   Common and Preferred Stock              3          3                  -
   Preferred Stock-FNMA(2)             1,023      1,023               5.81
   Preferred Stock-FHLMC(2)..          5,230      5,230               4.64
     Total securities available
          for sale...............   $ 22,834   $ 22,834               4.40%
Interest-bearing deposits
   at the FHLB...................     13,026     13,026               0.72
                                    --------   --------               ----
     Total investments...........   $ 35,860   $ 35,860               3.05%
                                    ========   ========               ====

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

         Deposits. During 2002, consumer and commercial deposits were attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including NOW accounts, savings accounts, money market savings, certificates of deposit and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company may pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. Public fund deposits totalled $1.3 million at December 31, 2002, a reduction of $6.8 million from December 31, 2001. The Company does not obtain retail funds through brokers through a solicitation of funds, nor by offering negotiated rates on certificates of deposit in excess of $100,000.

         Deposit Portfolio. Deposits with the Company as of December 31, 2002, were represented by the various types of deposit programs described below.

  Weighted                                                                                                   Percentage
   Average                                  Checking and                    Minimum                          of Total
Interest Rate   Original Term             Savings Deposits                  Balance        Balances          Deposits
-------------   -------------             ----------------                  -------        --------          --------
                                                                                          (Dollars in
                                                                                           thousands)

   0.00%          None                    Noninterest-bearing demand       $    50        $  8,156              2.94%
   0.45           None                    NOW accounts                          50          36,374             13.13
   0.93           None                    Savings accounts                      25          25,693              9.28
   1.29           None                    Money Market savings               2,500          23,748              8.57

                                          Certificates of Deposit

   1.59           1-3 months              Fixed term, fixed rate           $ 1,000        $    613              0.22
   2.08           4-6 months              Fixed term, fixed rate             1,000           2,984              1.08
   2.10           7-9 months              Fixed term, fixed rate             1,000           1,059              0.38
   2.79           10-12 months            Fixed term, fixed rate             1,000          22,146              7.99
   3.77           13-24 months            Fixed term, fixed rate             1,000          49,517             17.88
   4.60           25-36 months            Fixed term, fixed rate             1,000          28,957             10.45
   5.24           37-48 months            Fixed term, fixed rate             1,000           6,248              2.26
   5.48           49-60 months            Fixed term, fixed rate             1,000          67,806             24.48
   5.31           61 months or greater    Fixed term, fixed rate             1,000           3,454              1.25
   2.00           Various                 Variable rate                        100             245              0.09
                                                                                           -------            ------
                                          Total deposits                                  $277,000            100.00%
                                                                                          ========            ======

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

                                            Increase     Increase                  Increase      Increase
                                 Balance   (Decrease)   (Decrease)     Balance    (Decrease)    (Decrease)      Balance
                                12/31/02        %           $         12/31/01         %             $         12/31/00
                               ----------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
                               ----------------------------------------------------------------------------------------
Noninterest bearing demand.    $   8,156       18.82%   $   1,292    $   6,864        13.06%   $    793       $   6,071
NOW........................       36,374        7.72        2,607       33,767        11.72       3,542          30,225
Savings account ...........       25,693       17.44        3,815       21,878         0.71         154          21,724
Money market savings.......       23,748      (15.48)      (4,348)      28,096        14.59       3,577          24,519
Certificates of deposit
  that mature:
    within 12 months.......       67,872      (28.33)     (26,833)      94,705         1.65       1,533          93,172
    within 12-36 months....       74,855       41.16       21,828       53,027       (14.43)     (8,945)         61,972
    beyond 36 months.......       40,302       32.24        9,825       30,477        29.78       6,993          23,484
                               ---------      ------    ---------    ---------       ------    --------       ---------
      Total................    $ 277,000        3.05%   $   8,186    $ 268,814         2.93%   $  7,647       $ 261,167
                               =========      ======    =========    =========       ======    ========       =========

                                             Increase     Increase                  Increase     Increase
                                 Balance    (Decrease)   (Decrease)    Balance      Decrease)   (Decrease)      Balance
                                12/31/00        %             $       12/31/99          %            $         12/31/98
                               ----------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
                               ----------------------------------------------------------------------------------------
Noninterest bearing demand.    $    6,071     (5.32)%   $    (341)   $   6,412       17.48%    $     954      $   5,458
NOW........................       30,225        0.43          129       30,096        2.63          (813)        30,909
Passbook savings...........       21,724      (15.90)      (4,106)      25,830        1.03          (269)        26,099
Money market savings.......       24,519       40.40        7,055       17,464       11.92        (2,364)        19,828
Certificates of deposit
  that mature:
    within 12 months.......       93,172      (20.71)     (24,343)     117,515       44.55        36,220         81,295
    within 12-36 months....       61,972       17.58        9,265       52,707       18.86       (12,255)        64,962
    beyond 36 months.......       23,484       11.78        2,477       21,007       15.81         2,868         18,139
                               ---------      ------    ---------    ---------       ------    --------       ---------
       Total...............    $ 261,167      (3.64)%   $  (9,864)   $ 271,031        9.87%    $  24,341      $ 246,690
                               =========      =====     =========    =========        ====     =========      =========

         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:


                                           At December 31,
                              2002             2001               2000
                          ---------         ---------          ---------
                                          (In thousands)
Rate

3.99% or less............ $  68,526         $  23,765          $      24
4.00-5.99%...............    88,840            95,618             78,138
6.00-7.99%...............    25,664            58,814            100,455
8.00% or greater.........         -                12                 11
                          ---------         ---------          ---------
                          $ 183,030         $ 178,209          $ 178,628
                          =========         =========          =========


         The following table sets forth the amount and maturities of certificates of deposit at December 31, 2002.

                                                                    Amount Due
                          ---------------------------------------------------------------------------------------------
                             Less
                            Than 1         1-2           2-3           3-4           4-5         After 5
                             Year         Years         Years         Years         Years         Years        Total
                          --------      --------      --------      --------       --------      -------     ---------
                                                                  (In thousands)

Rate
3.99% or less...........  $ 36,774      $ 24,535      $  4,545      $  1,101       $  1,571      $     -     $  68,526
4.00-5.99%..............    22,382        28,875         4,040        12,902         17,813        2,828        88,840
6.00-7.99%..............     8,716         2,474        10,386         4,004             84            -        25,664
                          --------      --------      --------      --------       --------      -------     ---------
                          $ 67,872      $ 55,884      $ 18,971      $ 18,007       $ 19,468      $ 2,828     $ 183,030
                          ========      ========      ========      ========       ========      =======     =========

         The following table indicates the amount of the Company's certificates of deposit greater than $100,000 by time remaining until maturity at December 31, 2002. This amount does not include savings accounts of greater than $100,000, which totalled approximately $1.0 million at December 31, 2002.


                                                              Certificates
                                                             of Deposit over
                 Remaining Maturity                             $100,000
                 ------------------                          ---------------
                                                             (In thousands)

Three months or less.................................         $   3,455
Three through six months.............................               889
Six through twelve months............................             2,486
Over twelve months...................................             8,966
                                                              ---------
  Total..............................................         $  15,796
                                                              =========

         The following table sets forth the changes in deposits of the Company for the periods indicated:

                                                          Year Ended December 31,
                                            ---------------------------------------------------
                                              2002               2001                  2000
                                            -------            --------             ---------
                                                             (In thousands)
Net increase (decrease) before interest
    credited..............................  $   335            $ (1,626)            $ (18,730)
Interest credited.........................    7,851               9,273                 8,866
                                            -------            --------             ---------
    Net increase (decrease) in deposits...  $ 8,186            $  7,647             $  (9,864)
                                            =======            ========             =========

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


                                                       For the
                                                Year Ended December 31,
                                    -----------------------------------------
                                      2002              2001           2000
                                    --------         ---------      ---------
                                                (Dollars in thousands)
Weighted average rate paid on:
      FHLB advances................     5.33%            6.01%           6.20%
FHLB advances:
      Maximum balance.............. $ 89,561         $ 88,563        $ 88,572
      Average balance..............   82,996           75,827          71,570
Weighted average rate paid on:
      Other borrowings.............     4.07%            2.39%           1.00%
Other borrowings:
      Maximum balance.............. $   275          $    275        $     34
      Average balance..............      26                27              32

----------

Title Abstract Business

         A component of the Company's operating strategy to increase non-interest income is through the abstract company business conducted through a wholly owned subsidiary, First Iowa Title Services Inc. ("First Iowa"). First Iowa currently provides real estate title abstracting services in Webster, Boone and Jasper counties. These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate. This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels. The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company. Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise. Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market, but the cost of this insurance may not be passed on to the borrower. First Iowa had 16 employees as of December 31, 2002.

Insurance and Annuity Business

         Another component of the Company's operating strategy to increase non-interest income is through First Federal Investment Services, Inc. ( "First Federal Investments"), a wholly owned subsidiary of the Bank. First Federal Investments activities include the sale of life insurance on mortgage loans, and credit life and accident and health insurance on consumer loans made by the Company. In addition, First Federal Investments sells life insurance annuity products, mutual funds and other noninsured products. First Federal Investments had two employees as of December 31, 2002.

Mortgage Company Business

         First Iowa Mortgage, Inc. is a wholly-owned subsidiary of the Bank. First Iowa Mortgage, Inc. originated first mortgage loans and subsequently sold these loans and the mortgage servicing rights to investors. First Iowa Mortgage, Inc. currently is inactive and these services are provided by the Bank.

Multifamily Apartment Buildings

         On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership with the Fort Dodge Housing Corporation ("FDHC"), a non-profit Iowa corporation formed to acquire, develop and manage low-and moderate- income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge. The Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. A 44-unit apartment complex was completed on February 1, 1997. The tax credits for the year ended December 31, 2002 are approximately $154,000. The tax credits will continue for an additional four-year period.

         On October 24, 1996, the Company formed the Northridge Apartments Limited Partnership II to acquire, develop and manage low-and moderate-income housing for residents of the Fort Dodge area. Northridge Partnership II was awarded low income housing tax credits in 2002 by the Iowa Finance Authority. These credits were awarded to construct a 23 unit apartment building in Fort Dodge, Iowa. Completion of construction of this building is scheduled for March 31, 2003. Estimated federal tax credits in future years will be approximately $125,000 annually for a ten year period. Tax credits for 2003 will be prorated from the date of occupancy by tenants. In addition, this building is located in an area designated as a state enterprise zone. A State of Iowa one time tax credit of approximately $150,000 will be awarded upon completion of construction.

Personnel

         At December 31, 2002, the Company had 117 full-time and 27 part-time employees (including the 16 employees of First Iowa and the 2 employees at First Federal Investments). None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

                           FEDERAL AND STATE TAXATION


Federal Taxation

         General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For federal income tax purposes, the Holding Company and the Bank will be eligible to file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below. The Company and the Bank are not currently under audit by the IRS and has not been audited for the past five years.

         Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to loans and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank is now recapturing (taking into income) over a multi-year period a portion of the balance of its bad debt reserve as of December 31, 1995.

         Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's "base year reserve", i.e. its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank's income.

         The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 34% federal corporate income tax rate. We do not intend to pay distributions that would result in the recapture of any portion of our bad debt reserves.

         Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by AMTI minimum tax net operating loss carryovers, of which there is none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. The Company does not expect to be subject to the AMT.

         Dividends-Received Deduction. The Holding Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation

         Iowa and Colorado Taxation. The Holding Company and the Bank's subsidiaries file Iowa corporation tax returns and the Bank files an Iowa franchise and Colorado income tax return.

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

The USA PATRIOT Act

         In response to the events of September 11, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program.
     o Pursuant to Section 326 on July 23, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators issued a proposed rule that provides for minimum standards with respect to customer identification and verification. At this time, a final rule is pending.

     o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.
     o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.
     o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Sarbanes-Oxley Act

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes- Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

     o   the creation of an independent accounting oversight board;
     o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;
     o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;
     o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;
     o an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;
     o requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;
     o requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;
     o expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;
     o a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;
     o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;
     o   mandatory disclosure by analysts of potential conflicts of interest;
         and
     o   a range of enhanced penalties for fraud and other violations.

         Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes- Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

         Loans to One Borrower. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank's total loans or extensions of credit to a single borrower cannot exceed 15% of the Bank's unimpaired capital and surplus which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily-marketable collateral. The Bank currently complies with applicable loans-to-one borrower limitations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         QTL Test. Under federal law, the Bank must comply with the qualified thrift lender, "QTL" test. Under the QTL test, the Bank is required to maintain at least 65% of its"portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-moth period. "Portfolio assets" means, in general, the Bank's total assets less the sum of :

        o       specified liquid assets up to 20% of total assets:
        o       goodwill and other intangible assets; and
        o       the value of property used to conduct the Bank's business.

         The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at December 31, 2002, and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If the Bank fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter.

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

         Tangible capital is defined, generally, as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         The OTS and the other federal banking agencies are required to take into account interest rate risk ("IRR") in their risk-based capital standards. The OTS adopted regulations, effective January 1, 1994, that set forth the methodology for calculating an IRR component to be incorporated into the OTS risk-based capital regulations. The OTS has indefinitely deferred the implementation of the IRR component in the computation of an institution's risk-based capital requirement. The OTS continues to monitor the IRR of individual institutions and retains the right to impose additional capital on individual institutions. At December 31, 2002, the Bank was not required to maintain any additional risk-based capital under this regulation.

         At December 31, 2002, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2002:

                                               Capital
                           Bank             Requirements         Excess Capital
                        ---------           ------------         --------------
                                           (In thousands)
Tangible capital....... $  30,803            $   5,959           $  24,844
Core capital...........    30,803               11,917              18,886
Risk-based capital.....    33,870               21,805              12,065

         A reconciliation between regulatory capital and GAAP capital at December 31, 2002 in the accompanying financial statements is presented below:

                                               Tangible Capital      Core Capital        Risk-based Capital
                                               ----------------      ------------        ------------------
                                                                    (In thousands)
GAAP capital..................................    $ 37,030             $ 37,030              $ 37,030
Intangible assets.............................      (5,896)              (5,896)               (5,896)
Unrealized gain on certain available for sale
  assets......................................        (331)                (331)                 (331)
Allowance for loan losses includable
  in supplementary capital....................           -                    -                 3,067
                                                  --------             --------              --------
Regulatory capital............................    $ 30,803             $ 30,803              $ 33,870
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

         Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that is engages in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

         The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than those prevailing from comparable transactions with unaffiliated persons and that do not involve more that the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank's Board of Directors.

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

         Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and mange the risks and exposures specified in the guidelines. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action"provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings associations would be placed in one of the following four categories based on the association's capital:

        o         well capitalized;
        o         adequately capitalized;
        o         undercapitalized; and
        o         critically undercapitalized.

         At December 31, 2002, the Bank met the criteria for being considered "well-capitalized." When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provision of federal law.

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

         In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0168% of insured deposits to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year or 1/20 of its advances (borrowings) from the FHLB of Des Moines. The Bank was in compliance with this requirement with an investment in FHLB of Des

Moines stock at December 31, 2002 of $4.5 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

         Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $41.3 million. The amount of aggregate transaction accounts in excess of $41.3 million are currently subject to a reserve ratio of 10.0%, which ratio the FRB may adjust between 8.0% and 14%. The FRB regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

         Privacy Regulations. Pursuant to the GLB Act, the OTS has published final regulations implementing the privacy protection provisions of the GLB Act. The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policies are in compliance with the regulations.

         ATM Fees. The GLB Act also requires the Bank to disclose, on its ATM machines and to its customers upon the issuance of an ATM card, any fees that may be imposed on ATM users. For older ATMs, the Bank will have until December 31, 2004 to provide such notices.

ITEM 2.     PROPERTIES

         The Company conducts its business through its main office located in Fort Dodge, Iowa and eight full-service offices located in Fort Dodge, Nevada, Ames, Perry, Ankeny, Burlington and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa Title Services at December 31, 2002. In addition to the properties listed below, First Federal Investments owns land and an office building in Fort Dodge, Iowa and equipment with a net book value of $203,000, Northridge Apartments Limited Partnership owns a multifamily apartment building with a net book value of $1.6 million and Northridge Apartment Limited Partnership II owns a building under construction with a book value of $617,000 at December 31, 2002. The aggregate net book value of the Company's premises and equipment, on a consolidated basis was $8.2 million at December 31, 2002.
                                                  Lease
Location                    Opening Date     Expiration Date     Net Book Value

Main Office:
825 Central Avenue               1973              N/A            $ 1,011,853
Fort Dodge, Iowa

Branch Offices:
201 South 25th Street            1977              N/A            $   212,973
Fort Dodge, Iowa

404 Lincolnway                   1977              N/A            $   460,928
Nevada, Iowa

316 South Duff                   1995              N/A            $ 1,962,025
Ames, Iowa

1st Avenue and Hwy 141           1999              N/A            $   820,437
Perry, Iowa

321 North Third Street           1953              N/A            $   551,470
Burlington, Iowa

1010 North Roosevelt             1975              N/A            $ 1,026,040
Burlington, Iowa

102 South Main                   1991              N/A            $   275,946
Mount Pleasant, Iowa

1802 SE Delaware (2)             2001              2003           $    47,414
Ankeny, Iowa

2110 SE Delaware                 2003              N/A            $ 1,573,968
Ankeny, Iowa

First Iowa Offices:
628 Central Avenue               1982              N/A            $    26,267
Fort Dodge, Iowa

814 8th Street                   1996              2003 (1)       $    12,853
Boone, Iowa

200 1st Street South             1996              2003 (1)       $    10,721
Newton, Iowa

(1)  Does not include option to renew for an additional 5 years.
(2)  Leased office space for the temporary location of the Ankeny office.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                     PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
               MATTERS

         The information required by this Item is incorporated herein by reference to page 58 of the Company's 2002 Annual Report to Shareholders under the heading "Shareholder Information," which section is included in Exhibit 13.1 to this Annual Report.

ITEM 6.        SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to page 4 of the Company's 2002 Annual Report to Shareholders under the heading "Selected Financial Data," which section is included in Exhibit 13.1 to this Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to pages 7 through 24 of the Company's 2002 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is included in
Exhibit 13.1 to this Annual Report.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference to pages 11 through 13 of the Company's 2002 Annual Report to Shareholders under the heading "Discussion of Market Risk--Interest Rate Sensitivity Analysis," which section is included in Exhibit 13.1 to this Annual Report.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to pages 26 through 56 of the Company's 2002 Annual Report to Shareholders under the headings "Independent Auditor's Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which section are included in Exhibit 13.1 to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors and Executive Officers of the Registrant is included under the headings "Information with Respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2003, which has been filed with the SEC and is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

         Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2003, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to security ownership of certain beneficial owners and management is included under the headings "Principal Shareholders of the Company" and "Security Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2003, which has been filed with the SEC and is incorporated herein by reference.

         The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2002.

                                                                                            Number of securities
                                                                                         remaining available for
                             Number of securities                                      future issuance under equity
                               to be issued upon           Weighted-average                compensation plans
                                 exercise of               exercise price of               excluding securities
    Plan category             outstanding options         outstanding options            reflected in column (a))
-------------------------    ---------------------      ------------------------       -----------------------------
                                     (a)                         (b)                               (c)
Equity compensation
plans approved by
security holders.........         221,810                     $ 15.67                            34,605
Equity compensation
plans not approved by
security holders.........             - -                         - -                            40,000 1
Total....................         221,810                     $ 15.67                            74,605 2

----------
(1) The equity compensation plan not approved by shareholders is that portion of the 1996 Stock Option Plan which grants nonqualified options to directors out of a pool of 40,000 shares reserved to the plan without shareholder approval.

(2) Reflects 40,000 shares reserved for future grant under the 1996 Stock Option Plan.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is included under the heading "Transaction with Certain Related Persons" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2003, which has been filed with the SEC and is incorporated herein by reference.

                                     PART IV

ITEM 14.          CONTROLS AND PROCEDURES

         During the 90-day period prior to the filing date of this report, management, including the Company's President, Chief Executive Officer and Treasurer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President, Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

ITEM 15          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits

     1. The consolidated balance sheets of North Central Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, equity and cash flows for the years ended December 31, 2002, 2001 and 2000, together with the related notes and the independent auditor's report of McGladrey & Pullen, LLP, independent certified public accounts.

     2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     3.   See Exhibit Index on following page.

(b)  Reports on Form 8-K filed during the last quarter of 2002

         None.

(c) Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K:


Exhibit No.                       Description                           Page No.
-----------                       -----------                           --------
   3.1      Articles of Incorporation of North Central Bancshares, Inc.     *
   3.2      Bylaws of North Central Bancshares, Inc.                        *
   3.3      Amendment to Article IV of the Bylaws of North Central       *******
            Bancshares, Inc.
   4.1      Federal Stock Charter of First Federal Savings Bank of Iowa     *
            (formerly known as First Federal Savings Bank of Fort Dodge)
   4.2      Bylaws of First Federal Savings Bank of Iowa (formerly known    *
            as First Federal Savings Bank of Fort Dodge).
   4.3      Specimen Stock Certificate of North Central Bancshares, Inc.    *
   4.4      Amendment to Article III of the Bylaws of First Federal      *******
            Savings Bank of Iowa
  10.1      Employee Stock Ownership Plan of First Federal Savings Bank   *****
            of Iowa (formerly known as First Federal Savings Bank of Fort
            Dodge) and ESOP Trust Agreement (incorporating Amendments
            1 and 2)
  10.1A     Amendment #1 to Employee Stock Ownership Plan of First       *******
            Federal Savings Bank of Iowa (formerly known as First
            Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement
  10.1B     Amendment #2 to Employee Stock Ownership Plan of First       *******
            Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement
  10.2      ESOP Loan Documents, dated September 3, 1996                   ****
  10.3      Employee Retention Agreements between First Federal Savings     **
            Bank of Fort Dodge and certain executive officers
  10.4      Employment Agreement between First Federal Savings Bank of      *
            Iowa (formerly known as First Federal Savings Bank of Fort
            Dodge) and David M. Bradley, effective as of August 31, 1994
  10.6 Form of Employment Agreement between North Central Bancshares, * Inc. and David M. Bradley
  10.8      North Central Bancshares, Inc. 1996 Stock Option Plan          ***
  10.9      Amendment No. 1 to the North Central Bancshares, Inc. 1996    *****
            Stock Option Plan
  10.10     Supplemental Retirement and Deferred Compensation Plan of    *******
            First Federal Savings Bank of Iowa
  10.11     Form of Employment Agreement between First Federal Savings   ******
            Bank of Iowa and C. Thomas Chalstrom
  13.1      Annual Report to security holders
  21.1      Subsidiaries of the Registrant                                  *
  23.1      Consent of McGladrey & Pullen, LLP
  99.1      Press Release dated November 22, 2002
  99.2      Press Release dated January 28, 2003

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

******   Incorporated by reference to Exhibit 10.3.

******* Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 29, 2002.



(d) No financial schedules required by Regulation S-X are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14a-3(b)(i).

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 North Central Bancshares, Inc.

Date:  March 27, 2003            /s/ David M. Bradley
                                 --------------------
                                 By: David M. Bradley
                                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Name                         Title                                 Date
       ----                         -----                                 ----
/s/ David M. Bradley          President, Chief Executive Officer,       03/27/03
--------------------          Director, and Chairman of the Board
David M. Bradley              (principal executive officer)


/s/ John L. Pierschbacher     Treasurer                                 03/27/03
-------------------------     (principal accounting and
John L. Pierschbacher         financial officer)

/s/ Robert H. Singer, Jr.     Director                                  03/27/03
-------------------------
Robert H. Singer, Jr.

/s/ KaRene Egemo              Director                                  03/27/03
----------------
KaRene Egemo

/s/ Melvin R. Schroeder       Director                                  03/27/03
-----------------------
Melvin R. Schroeder

/s/ Mark M. Thompson          Director                                  03/27/03
--------------------
Mark M. Thompson

/s/ Craig R. Barnes           Director                                  03/27/03
-------------------
Craig R. Barnes

                 SARBANES-OXLEY ACT - SECTION 302 CERTIFICATIONS


     I, David M. Bradley, certify that:

1. I have reviewed this annual report on Form 10-K of North Central Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 27, 2003               /s/ David M. Bradley
                                        --------------------
                                        David M. Bradley
                                        President and Chief Executive Officer

                 SARBANES-OXLEY ACT - SECTION 302 CERTIFICATIONS

     I, John L. Pierschbacher, certify that:

1. I have reviewed this annual report on Form 10-K of North Central Bancshares, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     Date: March 27, 2003                           /s/ John L. Pierschbacher
                                                    -------------------------
                                                    John L. Pierschbacher
                                                    Treasurer