Form 10-Q
period 2003-03-31
NORTH CENTRAL BANCSHARES INC
filed 2003-05-14
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                 to
                                  -----------------  ---------------

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

    Iowa                                                        42-1449849
    ----------------------------------------------------------------------
    (State or Other Jurisdiction of                     (I. R. S. Employer
     Incorporation or Organization)                 Identification Number)

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
 Yes   X          No
      ---            ---

         Indicate by check mark whether the Registrant is an accelerated Filer (as defined in Rule 12b-2 of the Exchange Act).
Yes               No  X
      ---            ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                      Outstanding at April 25, 2003
--------------------------------------------------------------------------------
Common Stock, $.01 par value                                1,606,580

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                           Page

Part I.  Financial Information

                  Item 1.   Consolidated Condensed
                  Financial Statements (Unaudited)                      1 to 3

                  Consolidated Condensed Statements of
                  Financial Condition at March 31, 2003
                  and December 31, 2002                                  1

                  Consolidated Condensed Statements of
                  Income for the three months ended
                  March 31, 2003 and 2002                                2

                  Consolidated Condensed Statements of
                  Cash Flows for the three months ended
                  March 31, 2003 and 2002                                3

                  Notes to Consolidated Condensed Financial
                  Statements                                             4 & 5

                  Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations       6 to 10

                  Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                      11

                  Item 4. Controls and Procedures                        11

Part II. Other Information

                  Items 1 through 6                                      12

                  Signatures                                             13

                  Section 302 Certifications

                  Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                       March 31,      December 31,
ASSETS                                                                   2003             2002
                                                                       ---------      ------------

Cash and due from banks:
         Interest-bearing                                          $  15,745,433    $  13,025,657
         Noninterest-bearing                                           2,072,614        2,142,944
Securities available-for-sale                                         32,998,864       22,833,742
Loans receivable, net                                                348,931,787      341,146,364
Loans held for sale                                                    2,188,263        2,372,134
Accrued interest receivable                                            1,953,955        1,928,278
Foreclosed real estate                                                 1,015,020          768,726
Premises and equipment, net                                            8,410,802        8,195,963
Rental real estate                                                     2,748,003        2,197,382
Title plant                                                              925,256          925,256
Goodwill                                                               4,970,800        4,970,800
Deferred taxes                                                           709,761          608,657
Prepaid expenses and other assets                                      2,950,431        2,755,778
                                                                   -------------    -------------

         Total assets                                              $ 425,620,989    $ 403,871,681
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Deposits                                                  $ 280,749,011    $ 277,000,082
         Borrowed funds                                              102,992,316       85,026,438
         Advances from borrowers for taxes and insurance               1,013,358        1,512,114
         Dividends payable                                               338,810          295,250
         Income taxes payable                                            520,398           63,553
         Accrued expenses and other liabilities                        1,543,686        1,226,040
                                                                   -------------    -------------

           Total liabilities                                         387,157,579      365,123,477
                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock ($.01 par value, authorized
             3,000,000 shares; issued and outstanding none)                 --               --
         Common stock ($.01 par value, authorized 15,500,000
             shares;  issued 2003, 1,676,980; 2002,
             1,640,280 shares)                                            16,770           16,403
         Additional paid-in capital                                   17,879,495       17,011,095
         Retained earnings, substantially restricted                  23,034,688       21,862,248
         Accumulated other comprehensive income                          202,941          176,555
         Less cost of treasury stock, 2003, 70,400 shares; 2002,
            none                                                      (2,390,794)            --
         Unearned shares, employee stock ownership plan                 (279,690)        (318,097)
                                                                   -------------    -------------
           Total stockholders' equity                                 38,463,410       38,748,204
                                                                   -------------    -------------

     Total liabilities and stockholders' equity                    $ 425,620,989    $ 403,871,681
                                                                   =============    =============


            See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
                                                         Three Months Ended
                                                              March 31,
                                                          2003          2002
                                                      -----------   -----------
Interest income:
    Loans receivable                                  $ 6,168,662   $ 6,092,631
    Securities and cash deposits                          357,721       438,026
                                                      -----------   -----------
                                                        6,526,383     6,530,657
                                                      -----------   -----------
Interest expense:
    Deposits                                            2,081,680     2,433,434
    Borrowed funds                                      1,098,008     1,059,629
                                                      -----------   -----------
                                                        3,179,688     3,493,063
                                                      -----------   -----------

Net Interest Income                                     3,346,695     3,037,594

Provision for loan losses                                  60,000       180,000
                                                      -----------   -----------

Net interest income after provision for loan losses     3,286,695     2,857,594
                                                      -----------   -----------
Noninterest income:
    Fees and service charges                              563,592       588,581
    Abstract fees                                         434,020       396,610
    Mortgage banking fees                                 174,368       108,158
    (Loss) on sale of securities available for
          sale, net                                          --          (1,365)
    Other income                                          220,980       222,538
                                                      -----------   -----------

       Total noninterest income                         1,392,960     1,314,522
                                                      -----------   -----------

Noninterest expense:
    Salaries and employee benefits                      1,432,360     1,265,930
    Premises and equipment                                309,172       308,817
    Data processing                                       134,319       128,932
    SAIF deposit insurance premiums                        11,647        12,186
    Other expenses                                        670,252       649,591
                                                      -----------   -----------

       Total noninterest expense                        2,557,750     2,365,456
                                                      -----------   -----------

Income before income taxes                              2,121,905     1,806,660

Provision for income taxes                                619,520       575,924
                                                      -----------   -----------

Net Income                                            $ 1,502,385   $ 1,230,736
                                                      ===========   ===========

Basic earnings per common share                       $      0.94   $      0.75
                                                      ===========   ===========

Earnings per common share- assuming dilution          $      0.88   $      0.71
                                                      ===========   ===========

Dividends declared per common share                   $      0.21   $      0.18
                                                      ===========   ===========

Comprehensive income                                  $ 1,528,771   $ 1,179,093
                                                      ===========   ===========

            See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                             2003            2002
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  1,502,385    $  1,230,736
Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                            60,000         180,000
         Depreciation                                                        180,507         175,574
         Amortization and accretion                                          132,316          43,301
         Deferred taxes                                                     (116,818)        (39,045)
         Effect of contribution to employee stock ownership plan             135,600          93,201
         (Gain) on sale of foreclosed real estate and loans, net            (184,570)       (108,108)
         Loss on sale of securities available for sale                          --             1,365
         (Gain) loss on disposal of equipment and premises, net                   96             (15)
         Proceeds from sales of loans held for sale                       11,757,787       7,343,384
         Originations of loans held for sale                             (11,399,548)     (7,411,106)
         Change in assets and liabilities:
           Accrued interest receivable                                       (25,677)        (68,636)
           Prepaid expenses and other assets                                (194,653)       (117,077)
           Income taxes payable                                              456,845         614,659
           Accrued expenses and other liabilities                            317,646        (385,467)
                                                                        ------------    ------------

               Net cash provided by operating activities                   2,621,916       1,552,766
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Net decrease in loans                                            11,647,249      11,641,869
         Purchase of loans                                               (19,910,025)    (36,314,323)
         Proceeds from sales of securities available-for-sale                   --            13,760
         Purchase of securities available-for-sale                       (10,865,958)           --
         Proceeds from maturities of securities available-for-sale           735,258       5,192,377
         Purchase of premises and equipment and rental real estate          (946,063)       (820,994)
         Proceeds from sale of equipment                                        --                15
         Other                                                                56,623            (737)
                                                                        ------------    ------------

              Net cash (used in) investing activities                    (19,282,916)    (20,288,033)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in deposits                                          3,748,929       3,274,318
         (Decrease) in advances from borrowers for taxes and
            insurance                                                       (498,756)       (518,536)
         Net change in short-term borrowings                               6,000,000       4,750,000
         Proceeds from other borrowed funds                               16,000,000      20,000,000
         Payments on other borrowings                                     (4,034,122)     (8,532,381)
         Purchase of treasury stock                                       (2,390,794)       (840,800)
         Dividends paid                                                     (286,386)       (246,555)
         Issuance of common stock                                            771,575            --
                                                                        ------------    ------------

              Net cash provided by financing activities                   19,310,446      17,886,046
                                                                        ------------    ------------
              Net increase (decrease) in cash                              2,649,446        (849,221)

CASH
         Beginning                                                        15,168,601      19,908,902
                                                                        ------------    ------------
         Ending                                                         $ 17,818,047    $ 19,059,681
                                                                        ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
         Interest paid to depositors                                    $  2,106,663    $  2,596,731
         Interest paid on borrowings                                       1,097,954       1,059,276
         Income taxes                                                           --               310

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results, which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2002 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended March 31, 2003, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,594,015 and 1,701,331, respectively. For the three-month period ended March 31, 2002, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,639,190 and 1,734,670, respectively.

3.       DIVIDENDS

On February 28, 2003, the Company declared a cash dividend on its common stock, payable on April 7, 2003 to stockholders of record as of March 17, 2003, equal to $0.21 per share.

4.       GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2002 and has determined that there has been no impairment of goodwill.

As of March 31, 2003 and December 31, 2002, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three months ended March 31, 2003 or March 31, 2002.

5.       STOCK OPTION PLAN

FASB Statement No. 123, Accounting for Stock-Based Compensation, establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods and services from nonemployees. However, the standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. The Company has elected to apply the intrinsic value based method of accounting for stock options issued to employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported net income and earnings per common share would have been decreased to the pro forma amounts shown below:


                                                         Three Months Ended     Three Months Ended
                                                           March 31, 2003         March 31, 2002
                                                         ------------------     ------------------

Net income, as reported                                     $ 1,502,385            $ 1,230,736
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects         (39,677)               (26,636)
                                                            -----------            -----------
              Pro forma net income                          $ 1,462,708            $ 1,204,100
                                                            ===========            ===========

Earnings per common share - basic:
      As reported                                           $      0.94            $      0.75
      Pro forma                                                    0.92                   0.73

Earnings per common share - assuming dilution:
      As reported                                           $      0.88            $      0.71
      Pro forma                                                    0.86                   0.69

The fair values of the grants are estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2003 and 2002, respectively: dividend rate of 2.3% and 3.5%, price volatility of 20% and 20%, risk-free interest rate of 3.70% and 4.92%, and expected lives of 8 years for all periods.

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

FINANCIAL CONDITION

Total assets increased $21.7 million, or 5.4%, to $425.6 million at March 31, 2003 compared to $403.9 million at December 31, 2002. Interest-bearing cash increased $2.7 million, or 20.9%, to $15.7 million at March 31, 2003 from $13.0 million at December 31, 2002. Securities available for sale increased $10.2 million, or 44.5% to $33.0 million at March 31, 2003 from $22.8 million at December 31, 2002, primarily due to an increase in the Company's investments in mortgage backed securities. Total loans receivable, net, increased by $7.8 million to $348.9 million at March 31, 2003 from $341.1 million at December 31, 2002, due primarily to originations of $26.0 million of first mortgage loans secured primarily by one-to four-family residences, purchases of $19.9 million of first mortgage loans secured primarily by one to four family, multifamily and commercial real estate and originations of $4.8 million of second mortgage loans secured primarily by one-to-four-family residences. These originations and purchases were offset in part by payments, prepayments and sales proceeds of loans of approximately $44.7 million.

Total deposits increased $3.7 million, or 1.4%, to $280.7 million at March 31, 2003 from $277.0 million at December 31, 2002, reflecting increases primarily in checking, savings and money market accounts, offset by a decrease in retail and public funds certificates of deposit accounts. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, increased by $18.0 million to $103.0 million at March 31, 2003 from $85.0 million at December 31, 2002, as management elected to increase borrowings to fund asset growth. Total stockholders' equity decreased $280,000, to $38.5 million at March 31, 2003 from $38.7 million at December 31, 2002. See "Capital."

CAPITAL

The Company's total stockholders' equity decreased by $280,000 to $38.5 million at March 31, 2003 from $38.7 million at December 31, 2002, primarily due to stock repurchases and dividends declared, which were offset in part by earnings and stock issued in connection with stock options exercised. The changes in stockholders' equity were also due to a decrease in the unearned shares from First Federal Savings Bank of Iowa's Employee Stock Ownership Plan (the "ESOP") to $280,000 at March 31, 2003 from $318,000 at December 31, 2002. The decrease in unearned shares resulted from the release of shares within the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2003, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2003 were as follows:

                                  Amount        Percentage of Assets
                                     (dollars in thousands)
Tangible capital:
         Capital level            $ 31,573             7.51%
         Less Requirement            6,308             1.50%
                                  --------         --------
         Excess                   $ 25,265             6.01%
                                  ========         ========

Core capital:
         Capital level            $ 31,573             7.51%
         Less Requirement           16,821             4.00%
                                  --------         --------
         Excess                   $ 14,752             3.51%
                                  ========         ========

Risk-based capital:
         Capital level            $ 34,692            12.41%
         Less Requirement           22,361             8.00%
                                  --------         --------
         Excess                   $ 12,331             4.41%
                                  ========         ========

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first three months of 2003 and 2002, principal payments, repayments and proceeds from sale of loans totaled $44.7 million and $27.6 million, respectively. The net increase in deposits during the first three months of 2003 and 2002 totaled $3.7 million and $3.3 million, respectively. The proceeds from borrowed funds during the three months ended March 31, 2003 and 2002 totaled $16.0 million and $20.0 million, respectively. The net change in short term borrowings during the three months ended March 31, 2003 and 2002 totalled $6.0 million and $4.8 million, respectively. During the first three months of 2003 and 2002, the proceeds from the maturities, calls and sales of securities totaled $735,000 and $5.2 million, respectively. Cash provided from operating activities during the first three months of 2003 and 2002 totaled $2.6 million and $1.6 million, respectively. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities. During the first three months of 2003 and 2002, the Company's gross purchases and origination of loans totaled $53.0 million and $59.0 million, respectively. The purchase of securities available for sale for the three months ended March 31, 2003 and 2002 totaled $10.9 million and none, respectively. The repayment of borrowed funds during the first three months of 2003 and 2002 totaled $4.0 million and $8.5 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of March 31, 2003, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

Stockholders' equity totaled $38.5 million at March 31, 2003 compared to $38.7 million at December 31, 2002, reflecting the Company's earnings, stock issued, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive income. The Company repurchased 70,400 shares of common stock during the three months ended March 31, 2003 at an average price of $33.96.

On January 7, 2003, the Company paid a quarterly cash dividend of $0.18 per share on common stock outstanding as of the close of business on December 16, 2002, aggregating $295,000. On February 28, 2003, the Company declared a quarterly cash dividend of $0.21 per share payable on April 7, 2003 to shareholders of record as of the close of business on March 17, 2003, aggregating $339,000.

RESULTS OF OPERATIONS

Interest Income. Interest income is stable at $6.5 million for the three months ended March 31, 2003 and 2002. The yield on interest earning assets decreased to 6.65% for the three months ended March 31, 2003 from 7.13% for the three months ended March 31, 2002. The decrease in average yields was due primarily to a decrease in the average yield on loans, securities available for sale and interest-bearing cash. The average yield on loans decreased to 7.12% for the three months ended March 31, 2003 from 7.72% for the three months ended March 31, 2002. The average yield on securities available for sale decreased to 4.42% for the three months ended March 31, 2003 from 5.06% for the three months ended March 31, 2002. The average yield on interest bearing cash decreased to 0.86% for the three months ended March 31, 2003 from 1.39% for the three months ended March 31, 2002. The decrease in the average yields on assets was primarily due to decreases in market interest rates. The average balance of interest earning assets increased $25.9 million to $393.4 million for the three months ended March 31, 2003 from $367.5 million for the three months ended March 31, 2002. This increase was primarily due to higher levels of loans, offset in part by a decrease in interest bearing cash. The increase in the average balance of loans generally reflects originations over the past twelve months of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by one-to four-family residential, multifamily and commercial real estate loans, offset in part by payments, sales and prepayments of loans. See "Financial Condition."

Interest Expense. Interest expense decreased by $313,000 to $3.2 million for the three months ended March 31, 2003 compared to $3.5 million for the three months ended March 31, 2002. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of interest bearing liabilities decreased to 3.54% for the three months ended March 31, 2003 from 4.15% for the three months ended March 31, 2002. The decrease in the average cost of interest bearing liabilities was due primarily to decreases in all categories of interest bearing liabilities. The average NOW and money market accounts decreased to 0.73% for the three months ended March 31, 2003 from 1.02% for the three months ended March 31, 2002. The average cost of savings accounts decreased to 0.78% for the three months ended March 31, 2003 from 1.26% for the three months ended March 31, 2002. The average cost of certificates of deposit decreased to 4.31% for the three months ended March 31, 2003 from 5.02% for the three months ended March 31, 2002. The average cost of borrowed funds decreased to 4.75% for the three months ended March 31, 2003 from 5.62% for the three months ended March 31, 2002. The decreased in the average cost of funds was primarily due to decreases in market interest rates. The average balance of interest bearing liabilities increased $22.5 million to $363.7 million for the three months ended March 31, 2003 from $341.2 million for the three months ended March 31, 2002. This increase was due primarily to an increase in savings accounts, certificates of deposit and borrowed funds. The increase in the average balance of the certificates of deposit was offset in part by a decrease in the average balance of the public funds certificates of deposit.

Net Interest Income. Net interest income before the provision for loan losses increased by $309,000 to $3.3 million for the three months ended March 31, 2003 from $3.0 million for the three months ended March 31, 2002. The increase is due primarily to a widening interest rate spread. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 3.11% for the three months ended March 31, 2003 from 2.98% for the three months ended March 31, 2002.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended March 31, 2003 and 2002, respectively.

                                                                      For the Three Months Ended March 31,
                                                ------------------------------------------------------------------------------------
                                                                    2003                                      2002
                                                ------------------------------------------------------------------------------------

                                                    Average                       Average       Average                    Average
                                                    Balance       Interest       Yield/Cost     Balance      Interest     Yield/Cost
                                                    -------       --------       ----------     -------      --------     ----------
                                                                                 (Dollars in thousands)
Assets:
     Interest-earning assets:
       Loans                                      $ 347,486      $  6,169          7.12%      $ 316,645      $ 6,093         7.72%
       Securities available for sale                 29,192           322          4.42          28,569          362         5.06
       Interest bearing cash                         16,710            35          0.86          22,249           76         1.39
                                                  ---------      --------       -------       ---------      -------       ------
         Total interest-earning assets              393,388         6,526          6.65%        367,463      $ 6,531         7.13%
                                                  ---------      --------       -------       ---------      -------       ------
     Noninterest-earning assets                      21,166                                      19,337
                                                  ---------                                   ---------
         Total assets                             $ 414,554                                   $ 386,800
                                                  =========                                   =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings               $  63,052      $    114          0.73%      $  63,286      $   160         1.02%
       Passbook savings                              26,624            51          0.78          23,568           73         1.26
       Certificates of deposit                      180,204         1,916          4.31         177,897        2,200         5.02
       Borrowed funds                                93,816         1,098          4.75          76,477        1,060         5.62
                                                  ---------      --------       -------       ---------      -------       ------
      Total interest-bearing liabilities             363,696     $  3,179         3.54%         341,228      $ 3,493         4.15%
                                                                 --------       -------                      -------       ------

     Noninterest-bearing liabilities                 11,932                                       9,255
                                                  ---------                                   ---------
         Total liabilities                          375,628                                     350,483
     Equity                                          38,926                                      36,317
                                                  ---------                                   ---------

         Total liabilities and equity             $ 414,554                                   $ 386,800
                                                  =========                                   =========
     Net interest income                                         $  3,347                                    $ 3,038
                                                                 ========                                    =======
     Net interest rate spread                                                     3.11%                                      2.98%
                                                                                ======                                     ======
     Net interest margin                                                          3.40%                                      3.31%
                                                                                ======                                     ======
     Ratio of average interest-earning assets to

          average interest-bearing liabilities                                  108.16%                                    107.69%
                                                                                ======                                     ======

Provision for Loan Losses. The Company's provision for loan losses was $60,000 and $180,000 for the three months ended March 31, 2003 and 2002, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level, which is deemed to be appropriate, based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multi-family and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $23,000 for the three months ended March 31, 2003 as compared to net charge offs of $22,000 for the three months ended March 31, 2002. The resulting allowance for loan losses was $3.2 million, $3.1 million and $3.0 million at March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

The allowance for loan losses as a percentage of total loans receivable was 0.89%, 0.90% and 0.91% at March 31, 2003, December 31, 2002 and March 31, 2002,
respectively. The level of nonperforming loans was $544,000 at March 31, 2003, $643,000 at December 31, 2002 and $452,000 at March 31, 2002.

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

Noninterest Income. Total noninterest income increased by $78,000 to $1.4 million for the three months ended March 31, 2003 from $1.3 million for the three months ended March 31, 2002. The increase is due to increases in abstract fees and mortgage banking income, offset in part by a decrease in fees and service charges. Abstract fees increased $37,000, primarily due to increased sales volume. Sales volume increased in part due to a general increase in real estate activity. Mortgage banking income increased $66,000 due in part to increase in loan originations resulting from lower interest rates. Fees and services charges decreased $25,000, primarily due to decreases in loan prepayment fees, offset in part by increases in overdraft fees.

Noninterest Expense. Total noninterest expense increased by $192,000 to $2.6 million for the three months ended March 31, 2003 from $2.4 million for the three months ended March 31, 2002. The increase is due primarily to increases in salaries and employee benefits. The increase in salaries and employee benefits was due in part to an increase in personnel in the Ankeny, Iowa office, normal salary increases and increases in other employee benefit costs. Other increases in noninterest expense were partially due to the Bank relocating its Ankeny office to a newly constructed 5,000 square foot branch office in February, 2003. The Company's efficiency ratio for the three months ended March 31, 2003 and 2002 was 53.96% and 54.35%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended March 31, 2003 and 2002 was 2.46% and 2.45%, respectively.

Income Taxes. Income taxes increased by $44,000 to $620,000 for the three months ended March 31, 2003 as compared to $576,000 for the three months ended March 31, 2002, primarily due to an increase in net income before income taxes and a decrease in nontaxable income, partially offset by a one time low-income housing income tax credit which increased net income by approximately $100,000.

Net Income. Net income increased by $272,000 to $1.5 million for the three months ended March 31, 2003, as compared to $1.2 million for the same period in 2002.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk from December 31, 2002 as reported in Item 7A of the Annual Report on Form 10-K.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

The Company's Chief Executive Officer and Treasurer have furnished statements relating to its Form 10-Q for the quarter ended March 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.3.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 99.1 Press Release, dated February 28, 2003 (regarding the declaration of a dividend)

         Exhibit 99.2 Press Release, dated March 27, 2003 (regarding stock repurchase program)

         Exhibit 99.3 Certification pursuant to Section 906 of the Sarbanes
                      Oxley Act of 2002.



         (b) Reports on Form 8-K

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NORTH CENTRAL BANCSHARES, INC.

DATE: May 14, 2003               BY:  /s/ David M. Bradley
                                      -----------------------------------------
                                      David M. Bradley, Chairman, President and
                                      Chief Executive Officer


DATE: May 14, 2003               BY:  /s/ John L. Pierschbacher
                                      -----------------------------------------
                                      John L. Pierschbacher
                                      Principal Financial Officer

             Certification of Chief Executive Officer and Treasurer

                 SARBANES-OXLEY ACT - SECTION 302 CERTIFICATIONS


         I, David M. Bradley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of North Central Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  May 14, 2003           /s/ David M. Bradley
                                       --------------------
                                           David M. Bradley
                                           President and Chief Executive Officer

                 SARBANES-OXLEY ACT - SECTION 302 CERTIFICATIONS

         I, John L. Pierschbacher, certify that:

1. I have reviewed this quarterly report on Form 10-Q of North Central Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  May 14, 2003                     /s/  John L. Pierschbacher
                                                 --------------------------
                                                      John L. Pierschbacher
                                                      Treasurer