Form 10-Q
period 2003-06-30
NORTH CENTRAL BANCSHARES INC
filed 2003-08-13
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    -------------

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

       Iowa                                                     42-1449849
       -------------------------------------------------------------------
       (State or Other Jurisdiction of                  (I. R. S. Employer
       Incorporation or Organization)               Identification Number)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                      Outstanding at July 25, 2003
         -----------------------------------------------------------------------
Common Stock, $.01 par value                                1,601,580

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                         Page

Part I.  Financial Information

                  Item 1.   Consolidated Condensed
                  Financial Statements (Unaudited)                       1 to 3

                  Consolidated Condensed Statements of
                  Financial Condition at June 30, 2003
                  and December 31, 2002                                  1

                  Consolidated Condensed Statements of
                  Income for the three and six months ended
                  June 30, 2003 and 2002                                 2

                  Consolidated Condensed Statements of
                  Cash Flows for the six months ended
                  June 30, 2003 and 2002                                 3

                  Notes to Consolidated Condensed Financial
                  Statements                                             4 & 5

                  Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations       6 to 12

                  Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                      13

                  Item 4. Controls and Procedures                        13

Part II. Other Information

                  Items 1 through 6                                      14

                  Signatures                                             15

                  Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                       June 30,        December 31,
ASSETS                                                                   2003             2002
                                                                         ----             ----
Cash and due from banks:
         Interest-bearing                                          $  22,481,460    $  13,025,657
         Noninterest-bearing                                           1,899,788        2,142,944
Securities available-for-sale                                         31,506,247       22,833,742
Loans receivable, net                                                348,727,460      341,146,364
Loans held for sale                                                    3,317,892        2,372,134
Accrued interest receivable                                            1,880,423        1,928,278
Foreclosed real estate                                                 1,277,071          768,726
Premises and equipment, net                                            8,922,411        8,195,963
Rental real estate                                                     2,903,064        2,197,382
Title plant                                                              925,256          925,256
Goodwill                                                               4,970,800        4,970,800
Deferred taxes                                                           829,704          608,657
Prepaid expenses and other assets                                        979,712        2,755,778
                                                                   -------------    -------------
         Total assets                                              $ 430,621,288    $ 403,871,681
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Deposits                                                  $ 290,336,491    $ 277,000,082
         Borrowed funds                                               97,453,522       85,026,438
         Advances from borrowers for taxes and insurance               1,481,520        1,512,114
         Dividends payable                                               335,072          295,250
         Income taxes payable                                            116,235           63,553
         Accrued expenses and other liabilities                        1,637,362        1,226,040
                                                                   -------------    -------------

           Total liabilities                                         391,360,202      365,123,477
                                                                   -------------    -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock ($.01 par value, authorized
             3,000,000 shares; issued and outstanding none)                 --               --
         Common stock ($.01 par value, authorized 15,500,000
             shares;  issued 2003, 1,601,580;
             2002, 1,640,280 shares)                                      16,920           16,403
         Additional paid-in capital                                   18,266,573       17,011,095
         Retained earnings, substantially restricted                  24,234,159       21,862,248
         Accumulated other comprehensive income                           54,775          176,555
         Less cost of treasury stock, 2003, 90,400 shares;
            2002, None                                                (3,069,494)            --
         Unearned shares, employee stock ownership plan                 (241,847)        (318,097)
                                                                   -------------    -------------
           Total stockholders' equity                                 39,261,086       38,748,204
                                                                   -------------    -------------

     Total liabilities and stockholders' equity                    $ 430,621,288    $ 403,871,681
                                                                   =============    =============

    See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                       ---------------------------------------------------------
                                                            2003           2002           2003           2002
                                                       ------------   ------------   ------------   ------------
Interest income:
    Loans receivable                                   $  6,063,880   $  6,407,193   $ 12,232,542   $ 12,499,824
    Securities and cash deposits                            377,015        353,389        734,736        791,415
                                                       ------------   ------------   ------------   ------------
                                                          6,440,895      6,760,582     12,967,278     13,291,239
                                                       ------------   ------------   ------------   ------------
Interest expense:
    Deposits                                              2,007,147      2,370,150      4,088,827      4,803,584
    Borrowed funds                                        1,129,521      1,128,634      2,227,529      2,188,263
                                                       ------------   ------------   ------------   ------------
                                                          3,136,668      3,498,784      6,316,356      6,991,847
                                                       ------------   ------------   ------------   ------------

    Net Interest Income                                   3,304,227      3,261,798      6,650,922      6,299,392

Provision for loan losses                                    60,000         90,000        120,000        270,000
                                                       ------------   ------------   ------------   ------------

Net interest income after provision for loan losses       3,244,227      3,171,798      6,530,922      6,029,392
                                                       ------------   ------------   ------------   ------------

Noninterest income:
    Fees and service charges                                626,589        596,273      1,190,181      1,184,854
    Abstract fees                                           495,127        402,221        929,147        798,831
    Mortgage banking fees                                   275,361        107,014        449,729        215,172
    Loss on sale of securities available for
        sale, net                                              --             --             --           (1,365)
    Other income                                            301,979        280,322        522,959        502,860
                                                       ------------   ------------   ------------   ------------

       Total noninterest income                           1,699,056      1,385,830      3,092,016      2,700,352
                                                       ------------   ------------   ------------   ------------

Noninterest expense:
    Salaries and employee benefits                        1,411,599      1,324,414      2,843,959      2,590,344
    Premises and equipment                                  307,010        301,635        616,182        610,452
    Data processing                                         156,179        132,180        290,498        261,112
    SAIF deposit insurance premiums                          11,145         11,766         22,792         23,952
    Other expenses                                          768,144        634,979      1,438,396      1,284,570
                                                       ------------   ------------   ------------   ------------

       Total noninterest expense                          2,654,077      2,404,974      5,211,827      4,770,430
                                                       ------------   ------------   ------------   ------------

Income before income taxes                                2,289,206      2,152,654      4,411,111      3,959,314

Provision for income taxes                                  761,506        728,806      1,381,026      1,304,730
                                                       ------------   ------------   ------------   ------------

Net Income                                             $  1,527,700   $  1,423,848   $  3,030,085   $  2,654,584
                                                       ============   ============   ============   ============

Basic earnings per common share                        $       0.97   $       0.87   $       1.91   $       1.62
                                                       ============   ============   ============   ============

Earnings per common share- assuming dilution           $       0.92   $       0.81   $       1.80   $       1.52
                                                       ============   ============   ============   ============

Dividends declared per common share                    $       0.21   $       0.18   $       0.42   $       0.36
                                                       ============   ============   ============   ============

Comprehensive income                                   $  1,379,534   $  1,483,291   $  2,908,305   $  2,662,384
                                                       ============   ============   ============   ============

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             2003           2002
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  3,030,085    $  2,654,584
Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                           120,000         270,000
         Depreciation                                                        380,866         353,196
         Amortization and accretion                                          309,863          91,813
         Deferred taxes                                                     (148,617)       (103,782)
         Effect of contribution to employee stock ownership plan             269,386         204,528
         (Gain) on sale of foreclosed real estate and loans, net            (482,786)       (212,789)
         Loss on sale of securities available for sale                          --             1,365
         (Gain) loss on disposal of equipment and premises, net                1,253            (889)
         Proceeds from sales of loans held for sale                       28,946,235      16,064,139
         Originations of loans held for sale                             (29,442,264)    (15,906,346)
         Change in assets and liabilities:
           Accrued interest receivable                                        47,855        (138,692)
           Income taxes receivable                                              --          (175,622)
           Prepaid expenses and other assets                               1,776,066         (32,736)
           Income taxes payable                                               52,682         (78,711)
           Accrued expenses and other liabilities                            411,322        (202,351)
                                                                        ------------    ------------
               Net cash provided by operating activities                   5,271,946       2,787,707
                                                                        ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
         Net decrease in loans                                            17,592,624      17,865,181
         Purchase of loans                                               (26,199,567)    (53,214,514)
         Proceeds from sales of securities available-for-sale                   --            13,760
         Purchase of securities available-for-sale                       (10,865,958)       (273,363)
         Proceeds from maturities of securities available-for-sale         1,978,412       5,973,549
         Purchase of premises and equipment and rental real estate        (1,814,249)     (1,026,381)
         Proceeds from sale of equipment                                        --             1,015
         Other                                                               141,527           6,344
                                                                        ------------    ------------
              Net cash (used in) investing activities                    (19,167,211)    (30,654,409)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in deposits                                         13,336,409      11,922,099
         (Decrease) in advances from borrowers for taxes and
             insurance                                                       (30,594)       (154,452)
         Net change in short-term borrowings                                      --         750,000
         Proceeds from other borrowed funds                               17,500,000      27,000,000
         Payments on other borrowings                                     (5,072,916)    (15,569,367)
         Purchase of treasury stock                                       (3,069,494)     (1,514,050)
         Dividends paid                                                     (618,352)       (538,882)
         Issuance of common stock                                          1,062,859       1,122,866
                                                                        ------------    ------------
              Net cash provided by financing activities                   23,107,912      23,018,214
                                                                        ------------    ------------
              Net increase (decrease) in cash                              9,212,647      (4,848,488)

CASH
         Beginning                                                        15,168,601      19,908,902
                                                                        ------------    ------------
         Ending                                                         $ 24,381,248    $ 15,060,414
                                                                        ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
         Interest paid to depositors                                    $  4,124,268    $  5,017,193
         Interest paid on borrowings                                       2,227,635       2,188,726
         Income taxes                                                      1,091,808       1,343,904

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six month periods ended June 30, 2003 and 2002 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results, which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2002 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended June 30, 2003, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,572,148 and 1,666,398, respectively. For the six-month period ended June 30, 2003, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,583,748 and 1,684,531, respectively. For the three-month period ended June 30, 2002, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,645,954 and 1,755,609, respectively. For the six-month period ended June 30, 2002, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,642,584 and 1,745,147, respectively.

3.       DIVIDENDS

On May 23, 2003, the Company declared a cash dividend on its common stock, payable on July 7, 2003 to stockholders of record as of June 16, 2003, equal to $0.21 per share.

4.       GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2002 and has determined that there has been no impairment of goodwill.

As of June 30, 2003 and December 31, 2002, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three and six months ended June 30, 2003 or June 30, 2002.

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

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported net income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                       Three Months Ended    Three Months Ended
                                                         June 30, 2003           June 30, 2002
                                                         -------------           -------------
Net income, as reported                                   $ 1,527,700           $ 1,423,848
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects       (13,317)              (29,251)
                                                          -----------           -----------
              Pro forma net income                        $ 1,514,383           $ 1,394,597
                                                          ===========           ===========

Earnings per common share - basic:
      As reported                                         $      0.97           $      0.87
      Pro forma                                                  0.96                  0.85

Earnings per common share - assuming dilution:
      As reported                                         $      0.92           $      0.81
      Pro forma                                                  0.91                  0.79

                                                        Six Months Ended       Six Months Ended
                                                         June 30, 2003           June 30, 2002
                                                         -------------           -------------
Net income, as reported                                   $ 3,030,085           $ 2,654,584
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects       (52,994)              (55,887)
                                                          -----------           -----------
              Pro forma net income                        $ 2,977,091           $ 2,598,697
                                                          ===========           ===========

Earnings per common share - basic:
      As reported                                         $      1.91           $      1.62
      Pro forma                                                  1.88                  1.58

Earnings per common share - assuming dilution:
      As reported                                         $      1.80           $      1.52
      Pro forma                                                  1.77                  1.49

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

FINANCIAL CONDITION

Total assets increased $26.7 million, or 6.6%, to $430.6 million at June 30, 2003 compared to $403.9 million at December 31, 2002. Interest-bearing cash increased $9.5 million, or 72.6%, to $22.5 million at June 30, 2003 from $13.0 million at December 31, 2002. Securities available for sale increased $8.7 million, or 38.0%, to $31.5 million at June 30, 2003 from $22.8 million at December 31, 2002, primarily invested in mortgage backed securities. Total loans receivable, net, increased by $7.6 million to $348.7 million at June 30, 2003 from $341.1 million at December 31, 2002, due primarily to originations of $32.7 million of first mortgage loans secured primarily by one-to four-family residences, purchases of $26.2 million of first mortgage loans secured primarily by one to four family, multifamily and commercial real estate and originations of $12.6 million of second mortgage loans secured primarily by one-to-four-family residences. These originations and purchases were offset in part by payments and prepayments of loans of approximately $68.7 million. Foreclosed real estate increased $508,000, or 66.1% to $1.3 million at June 30, 2003 from $769,000 at December 31, 2002. At June 30, 2003, foreclosed real estate consisted of fourteen one-to-four family properties and one commercial real estate property in the state of Washington.

Total deposits increased $13.3 million, or 4.8%, to $290.3 million at June 30, 2003 from $277.0 million at December 31, 2002, reflecting increases primarily in checking, savings accounts, money market accounts and public fund certificates of deposits, offset by a decrease in retail certificates of deposit accounts. The increase in the Bank's deposits was due in part to an increase in the deposits at the Bank's Ankeny office, which moved to a permanent location in the first quarter of 2003. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, increased by $12.4 million to $97.5 million at June 30, 2003 from $85.0 million at December 31, 2002, as management elected to increase borrowings to fund asset growth. Total stockholders' equity increased $513,000, to $39.3 million at June 30, 2003 from $38.7 million at December 31, 2002. See "Capital."

CAPITAL

The Company's total stockholders' equity increased by $513,000 to $39.3 million at June 30, 2003 from $38.7 million at December 31, 2002, primarily due to earnings and stock issued in connection with stock options exercised, which were offset in part by stock repurchases and dividends declared. The changes in stockholders' equity were also due to a decrease in the unearned shares from First Federal Savings Bank of Iowa's Employee Stock Ownership Plan (the "ESOP") to $242,000 at June 30, 2003 from $318,000 at December 31, 2002. The decrease in unearned shares resulted from the release of shares within the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 2003, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2003 were as follows:

                                         Amount            Percentage of Assets
                                              (dollars in thousands)
     Tangible capital:
              Capital level           $  31,595                  7.44%
              Less Requirement            6,372                  1.50%
                                      ---------                  ----
              Excess                  $  25,223                  5.94%
                                      =========                  ====

     Core capital:
              Capital level           $  31,595                  7.44%
              Less Requirement           16,991                  4.00%
                                      ---------                  ----
              Excess                  $  14,604                  3.44%
                                      =========                  ====

     Risk-based capital:
              Capital level           $  34,710                 12.34%
              Less Requirement           22,497                  8.00%
                                      ---------                  ----
              Excess                  $  12,213                  4.34%
                                      =========                  ====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first six months of 2003 and 2002, principal payments, repayments and proceeds from sale of loans totaled $98.1 million and $53.0 million, respectively. The net increase in deposits during the first six months of 2003 and 2002 totaled $13.3 million and $11.9 million, respectively. The proceeds from borrowed funds during the six months ended June 30, 2003 and 2002 totaled $17.5 million and $27.0 million, respectively. The net change in short term borrowings during the six months ended June 30, 2002 totaled $750,000. During the first six months of 2003 and 2002, the proceeds from the maturities, calls and sales of securities totaled $2.0 million and $6.0 million, respectively. Cash provided from operating activities during the first six months of 2003 and 2002 totaled $5.3 million and $2.8 million, respectively. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities. During the first six months of 2003 and 2002, the Company's gross purchases and origination of loans totaled $106.9 million and $101.2 million, respectively. The purchase of securities available for sale for the six months ended June 30, 2003 and 2002 totaled $10.9 million and $273,000, respectively. The repayment of borrowed funds during the first six months of 2003 and 2002 totaled $5.1 million and $15.6 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of June 30, 2003, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

Stockholders' equity totaled $39.3 million at June 30, 2003 compared to $38.7 million at December 31, 2002, reflecting the Company's earnings, stock issued, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive income. The Company repurchased 90,400 shares of common stock during the six months ended June 30, 2003 at an average price of $33.95.

On April 7, 2003, the Company paid a quarterly cash dividend of $0.21 per share on common stock outstanding as of the close of business on March 17, 2003, aggregating $339,000. On May 23, 2003, the Company declared a quarterly cash dividend of $0.21 per share payable on July 7, 2003 to shareholders of record as of the close of business on June 16, 2003, aggregating $335,000.

RESULTS OF OPERATIONS

Interest Income. Interest income decreased by $320,000 to $6.4 million for the three months ended June 30, 2003 compared to $6.8 million for the three months ended June 30, 2002. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average interest bearing assets. The yield on interest earning assets decreased to 6.35% for the three months ended June 30, 2003 from 7.14% for the three months ended June 30, 2002. The decrease in average yields was due primarily to a decrease in the average yield on loans, securities available for sale and interest-bearing cash. The average yield on loans decreased to 6.87% for the three months ended June 30, 2003 from 7.60% for the three months ended June 30, 2002. The average yield on securities available for sale decreased to 4.19% for the three months ended June 30, 2003 from 4.66% for the three months ended June 30, 2002. The average yield on interest bearing cash decreased to 0.85% for the three months ended June 30, 2003 from 1.40% for the three months ended June 30, 2002. The decrease in the average yields on assets was primarily due to decreases in market interest rates. The average balance of interest earning assets increased $26.3 million to $405.1 million for the three months ended June 30, 2003 from $378.8 million for the three months ended June 30, 2002. This increase was primarily due to higher levels of loans, securities available for sale and interest bearing cash. The increase in the average balance of loans generally reflects originations over the past twelve months of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by one-to four-family residential, multifamily and commercial real estate loans, offset in part by payments, sales and prepayments of loans. The increase in the average balance of securities available for sale generally reflects purchases over the past twelve months, offset in part by proceeds from the maturity of securities available for sale. See "Financial Condition."

Interest income decreased by $324,000 to $13.0 million for the six months ended June 30, 2003 compared to $13.3 million for the six months ended June 30, 2002. .. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average interest bearing assets. The yield on interest earning assets decreased to 6.51% for the six months ended June 30, 2003 from 7.13% for the six months ended June 30, 2002. The decrease in average yields was due primarily to a decrease in the average yield on loans, securities available for sale and interest-bearing cash. The average yield on loans decreased to 6.99% for the six months ended June 30, 2003 from 7.66% for the six months ended June 30, 2002. The average yield on securities available for sale decreased to 4.30% for the six months ended June 30, 2003 from 4.87% for the six months ended June 30, 2002. The average yield on interest bearing cash decreased to 0.85% for the six months ended June 30, 2003 from 1.40% for the six months ended June 30, 2002. The decrease in the average yields on assets was primarily due to decreases in market interest rates. The average balance of interest earning assets increased $26.0 million to $399.2 million for the six months ended June 30, 2003 from $373.2 million for the six months ended June 30, 2002. This increase was primarily due to higher levels of loans and securities available for sale. The increase in the average balance of loans generally reflects originations over the past twelve months of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by one-to four-family residential, multifamily and commercial real estate loans, offset in part by payments, sales and prepayments of loans. . The increase in the average balance of securities available for sale generally reflects purchases over the past twelve months, offset in part by proceeds from the maturity and sale of securities available for sale. See "Financial Condition."

Interest Expense. Interest expense decreased by $362,000 to $3.1 million for the three months ended June 30, 2003 compared to $3.5 million for the three months ended June 30, 2002. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of interest bearing liabilities decreased to 3.35% for the three months ended June 30, 2003 from 4.00% for the three months ended June 30, 2002. The decrease in the average cost of interest bearing liabilities was due primarily to decreases in all categories of interest bearing liabilities. The average cost of NOW and money market accounts decreased to 0.64% for the three months ended June 30, 2003 from 0.96% for the three months ended June 30, 2002. The average cost of savings accounts decreased to 0.54% for the three months ended June 30, 2003 from 1.25% for the three months ended June 30, 2002. The average cost of certificates of deposit decreased to 4.08% for the three months ended June 30, 2003 from 4.77% for the three months ended June 30, 2002. The average cost of borrowed funds decreased to 4.62% for the three months ended June 30, 2003 from 5.36% for the three months ended June 30, 2002. The decrease in the average cost of funds was primarily due to decreases in market interest rates. The average balance of interest bearing liabilities increased $25.1 million to $375.8 million for the three months ended June 30, 2003 from $350.8 million for the three months ended June 30, 2002. This increase was due primarily to an increase in NOW accounts, money market accounts, savings accounts, certificates of deposit and borrowed funds.

Interest expense decreased by $675,000 to $6.3 million for the six months ended June 30, 2003 compared to $7.0 million for the six months ended June 30, 2002. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of interest bearing liabilities decreased to 3.45% for the six months ended June 30, 2003 from 4.07% for the six months ended June 30, 2002. The decrease in the average cost of interest bearing liabilities was due primarily to decreases in all categories of interest bearing liabilities. The average cost of NOW and money market accounts decreased to 0.68% for the six months ended June 30, 2003 from 0.99% for the six months ended June 30, 2002. The average cost of savings accounts decreased to 0.66% for the six months ended June 30, 2003 from 1.26% for the six months ended June 30, 2002. The average cost of certificates of deposit decreased to 4.19% for the six months ended June 30, 2003 from 4.89% for the six months ended June 30, 2002. The average cost of borrowed funds decreased to 4.68% for the six months ended June 30, 2003 from 5.49% for the six months ended June 30, 2002. The decrease in the average cost of funds was primarily due to decreases in market interest rates. The average balance of interest bearing liabilities increased $23.8 million to $369.8 million for the six months ended June 30, 2003 from $346.0 million for the six months ended June 30, 2002. This increase was due primarily to an increase in NOW accounts, money market accounts, savings accounts, certificates of deposit and borrowed funds.

Net Interest Income. Net interest income before the provision for loan losses increased by $42,000 to $3.3 million for the three months ended June 30, 2003 from $3.3 million for the three months ended June 30, 2002. The increase is due primarily to an increase in the average balance of interest earning assets, offset in part by a narrowing interest rate spread. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 3.00% for the three months ended June 30, 2003 from 3.14% for the three months ended June 30, 2002.

Net interest income before the provision for loan losses increased by $352,000 to $6.7 million for the six months ended June 30, 2003 from $6.3 million for the six months ended June 30, 2002. The increase is due primarily to an increase in the average balance of interest earning assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) was 3.06% for the six months ended June 30, 2003 and 2002.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and six month periods ended June 30, 2003 and 2002, respectively.

                                                                      For the Three Months Ended June 30,
                                                --------------------------------------------------------------------------------
                                                                 2003                                       2002
                                                --------------------------------------------------------------------------------
                                                   Average                    Average       Average                     Average
                                                   Balance      Interest    Yield/Cost      Balance       Interest    Yield/Cost
                                                   -------      --------    ----------      -------       --------    ----------
                                                                             (Dollars in thousands)

Assets:
     Interest-earning assets:
       Loans                                     $ 353,505      $   6,064       6.87%       $ 337,506     $  6,407        7.60%
       Securities available for sale                32,002            336       4.19           25,621          299        4.66
       Interest bearing cash                        19,565             41       0.85           15,650           55        1.40
                                                 ---------      ---------     ------        ---------     --------      ------
         Total interest-earning assets             405,072          6,441       6.35%         378,777     $  6,761        7.14%
                                                                ---------     ------                      --------      ------
       Noninterest-earning assets                   22,777                                     19,846
                                                 ---------                                  ---------
         Total assets                            $ 427,849                                  $ 398,623
                                                 =========                                  =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings              $  66,888      $     106       0.64%       $  61,016     $    146        0.96%
       Passbook savings                             27,642             38       0.54           24,924           78        1.25
       Certificates of deposit                     183,340          1,863       4.08          180,447        2,146        4.77
       Borrowed funds                               97,978          1,130       4.62           84,410        1,129        5.36
                                                 ---------      ---------     ------        ---------     --------      ------
     Total interest-bearing liabilities            375,848      $   3,137       3.35%         350,797     $  3,499        4.00%
                                                                ---------     ------                      --------      ------

     Noninterest-bearing liabilities                12,884                                     10,858
                                                 ---------                                  ---------
         Total liabilities                         388,732                                    361,655
     Equity                                         39,117                                     36,968
                                                 ---------                                  ---------
         Total liabilities and equity            $ 427,849                                  $ 398,623
                                                 =========                                  =========

     Net interest income                                        $  3,304                                  $  3,262
                                                                ========                                  ========
     Net interest rate spread                                                   3.00%                                     3.14%
                                                                              ======                                    ======
     Net interest margin                                                        3.26%                                     3.44%
                                                                              ======                                    ======
     Ratio of average interest-earning assets to
         average interest-bearing liabilities                                 107.78%                                   107.98%
                                                                              ======                                    ======

                                                                            For the Six Months Ended June 30,
                                                   --------------------------------------------------------------------------------
                                                                      2003                                     2002
                                                   --------------------------------------------------------------------------------
                                                     Average                     Average         Average                   Average
                                                     Balance        Interest    Yield/Cost       Balance     Interest    Yield/Cost
                                                     -------        --------    ----------       -------     --------    ----------
                                                                                  (Dollars in thousands)
Assets:
     Interest-earning assets:
       Loans                                        $ 350,512      $  12,232       6.99%       $ 327,178     $  12,500       7.66%
       Securities available for sale                   30,597            658       4.30           27,095           660       4.87
       Interest bearing cash                           18,137             77       0.85           18,950           131       1.40
                                                    ---------      ---------     ------        ---------     ---------     ------
         Total interest-earning assets                399,246      $  12,967       6.51%         373,223     $  13,291       7.13%
                                                                   ---------     ------                      ---------     ------
     Noninterest-earning assets                        21,955                                     19,488
                                                    ---------                                  ---------
         Total assets                               $ 421,201                                  $ 392,711
                                                    =========                                  =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings                 $  64,970      $     220       0.68%       $  62,151     $     306       0.99%
       Passbook savings                                27,133             89       0.66           24,246           151       1.26
       Certificates of deposit                        181,772          3,779       4.19          179,172         4,347       4.89
       Borrowed funds                                  95,920          2,228       4.68           80,443         2,188       5.49
                                                    ---------      ---------     ------        ---------         -----     ------
     Total interest-bearing liabilities               369,795      $   6,316       3.45%         346,012     $   6,992       4.07%
                                                                   ---------     ------                      ---------     ------
     Noninterest-bearing liabilities                   12,385                                     10,056
                                                    ---------                                  ---------
         Total liabilities                            382,180                                    356,068
     Equity                                            39,021                                     36,643
                                                    ---------                                  ---------
         Total liabilities and equity               $ 421,201                                  $ 392,711
                                                    =========                                  =========

     Net interest income                                           $   6,651                                 $   6,299
                                                                   =========                                 =========
     Net interest rate spread                                                      3.06%                                     3.06%
                                                                                 ======                                    ======
     Net interest margin                                                           3.33%                                     3.38%
                                                                                 ======                                    ======
     Ratio of average interest-earning assets to
     average interest-bearing liabilities                                        107.96%                                   107.86%
                                                                                 ======                                    ======

Provision for Loan Losses. The Company's provision for loan losses was $60,000 and $90,000 for the three months ended June 30, 2003 and 2002, respectively. The Company's provision for loan losses was $120,000 and $270,000 for the six months ended June 30, 2003 and 2002, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level, which is deemed to be appropriate, based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multi-family and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $74,000 for the six months ended June 30, 2003 as compared to net charge offs of $35,000 for the six months ended June 30, 2002. The resulting allowance for loan losses was $3.2 million, $3.1 million and $3.1 million at June 30, 2003, December 31, 2002 and June 30, 2002, respectively.

The allowance for loan losses as a percentage of total loans receivable was 0.90%, 0.90% and 0.90% at June 30, 2003, December 31, 2002 and June 30, 2002,
respectively. The level of nonperforming loans was $651,000 at June 30, 2003, $643,000 at December 31, 2002 and $795,000 at June 30, 2002.

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

Noninterest Income. Total noninterest income increased by $313,000 to $1.7 million for the three months ended June 30, 2003 from $1.4 million for the three months ended June 30, 2002. The increase is due to increases in fees and service charges, abstract fees, mortgage banking income and other income. Fees and service charges increased $30,000, primarily due to fees associated with NOW accounts, including overdraft fees. Abstract fees increased $93,000, primarily due to increased sales volume. Sales volume increased in part due to a general increase in real estate activity. Mortgage banking income increased $168,000 due in part to increase in loan originations resulting from lower interest rates. Other income increased $22,000, primarily due to an increase in rent income due to the opening of a second multifamily apartment building in March, 2003.

Total noninterest income increased by $392,000 to $3.1 million for the six months ended June 30, 2003 from $2.7 million for the six months ended June 30, 2002. The increase is due to increases in abstract fees and mortgage banking income. Abstract fees increased $130,000, primarily due to increased sales volume. Sales volume increased in part due to a general increase in real estate activity. Mortgage banking income increased $235,000 due in part to increase in loan originations resulting from lower interest rates.

Noninterest Expense. Total noninterest expense increased by $249,000 to $2.7 million for the three months ended June 30, 2003 from $2.4 million for the three months ended June 30, 2002. The increase is due primarily to increases in salaries and employee benefits, data processing and other expenses. The increase in salaries and employee benefits was due in part to increases in employee benefit costs, an increase in personnel in the Ankeny, Iowa office and ordinary salary increases. The increase in data processing costs was due in part to increases in internet banking costs, consulting costs and ordinary cost increases. The increase in other expenses were due in part to increases in marketing costs in conjunction with a direct mail checking account promotion, increased costs associated with Northridge Apartments Limited Partnership and the increased costs associated with the opening of a second multifamily apartment building in March, 2003. Other increases in noninterest expense were partially due to the Bank relocating its Ankeny office to a newly constructed 5,000 square foot branch office in February, 2003. The Company's efficiency ratio for the three months ended June 30, 2003 and 2002 was 53.05% and 51.75%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended June 30, 2003 and 2002 was 2.48% and 2.41%, respectively.

Total noninterest expense increased by $441,000 to $5.2 million for the six months ended June 30, 2003 from $4.8 million for the six months ended June 30, 2002. The increase is due primarily to increases in salaries and employee benefits, data processing and other expenses. The increase in salaries and employee benefits was due in part to increases in employee benefits, an increase in personnel in the Ankeny, Iowa office and ordinary salary increases. The increase in data processing was due in part to increases in internet banking costs and ordinary cost increases. The increase in other expenses were due in part to increases in marketing costs in conjunction with a direct mail checking account promotion, increased costs associated with Northridge Apartments Limited Partnership, the increased costs associated with the opening of a second multifamily apartment building in March, 2003 and increased insurance costs, offset in part by lower professional fees. Other increases in noninterest expense were partially due to the Bank relocating its Ankeny office to a newly constructed 5,000 square foot branch office in February, 2003. The Company's efficiency ratio for the six months ended June 30, 2003 and 2002 was 53.49% and 53.01%, respectively. The Company's ratio of noninterest expense to average assets for the six months ended June 30, 2003 and 2002 was 2.47% and 2.43%, respectively.

Income Taxes. Income taxes increased by $33,000 to $762,000 for the three months ended June 30, 2003 as compared to $729,000 for the three months ended June 30, 2002, primarily due to an increase in net income before income taxes and a decrease in nontaxable income, partially offset by federal income tax credit from Northridge Apartments Limited Partnership II.

Income taxes increased by $76,000 to $1.4 million for the six months ended June 30, 2003 as compared to $1.3 million for the six months ended June 30, 2002, primarily due to an increase in net income before income taxes and a decrease in nontaxable income, partially offset by a one time state tax credit which decreased income tax expense by approximately $100,000 and a federal income tax credit from Northridge Apartments Limited Partnership II.

Net Income. Net income increased by $104,000 to $1.5 million for the three months ended June 30, 2003, as compared to $1.4 million for the same period in 2002.

Net income increased by $376,000 to $3.0 million for the six months ended June 30, 2003, as compared to $2.7 million for the same period in 2002.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk from December 31, 2002 as reported in Item 7A of the Annual Report on Form 10-K.

ITEM 4.

CONTROLS AND PROCEDURES

Management, including the Company's Chief Executive Officer and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         Not applicable
Item 2.  Changes in Securities and Use of Proceeds
         Not applicable
Item 3.  Defaults Upon Senior Securities
         Not applicable
Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 2003 Annual Meeting of Stockholders on April 25, 2003. All proposals submitted to stockholders at the meeting were approved. At the meeting, the stockholders of the Company considered and voted upon the following matters:

         1. The election of the following individuals as directors for a three-year term:
                                    David M. Bradley
                                    Robert H. Singer, Jr.

         The results of the election of directors are as follows:
                                                       Votes
                                                       -----
                                     In favor                        Withheld
                                     --------                        --------

         David M. Bradley            1,426,864                       22,561
         Robert H. Singer, Jr.       1,426,864                       22,561

         There were no broker non-votes or abstentions on this proposal.

         The following directors' terms of office continued after the meeting:

         Mark M. Thompson
         Melvin R. Schroeder
         KaRene Egemo
         Craig R. Barnes

         2. The ratification of the engagement of McGladrey & Pullen LLP, as the Company's independent auditors for the 2003 fiscal year, was approved by a vote of 1,440,428 in favor, 3,590 votes against and 5,407 votes abstaining.

         There were no broker non-votes on this proposal.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002
         Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002
         Exhibit 99.1 Press Release, dated April 24, 2003 (regarding 2003 first quarter earnings)
         Exhibit 99.2 Press Release, dated May 23, 2003 (regarding declaration of dividend)

         (b) Reports on Form 8-K

         The Company filed a Form 8-K on April 25, 2003 furnishing to the Commission a press release announcing the Company's earnings for the period ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NORTH CENTRAL BANCSHARES, INC.

DATE: August 13, 2003            BY:  /s/David M. Bradley
                                      -----------------------------------------
                                      David M. Bradley, Chairman, President and
                                      Chief Executive Officer


DATE: August 13, 2003            BY:  /s/John L. Pierschbacher
                                      ---------------------------
                                      John L. Pierschbacher
                                      Principal Financial Officer