Form 10-Q
period 2003-09-30
NORTH CENTRAL BANCSHARES INC
filed 2003-11-13
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_________________to________________


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at October 31, 2003
--------------------------------------------------------------------------------
Common Stock, $.01 par value                                1,608,080

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                          Page

Part I.  Financial Information

                  Item 1.   Consolidated Condensed
                  Financial Statements (Unaudited)                       1 to 3

                  Consolidated Condensed Statements of
                  Financial Condition at September 30, 2003
                  and December 31, 2002                                  1

                  Consolidated Condensed Statements of
                  Income for the three and nine months ended
                  September 30, 2003 and 2002                            2

                  Consolidated Condensed Statements of
                  Cash Flows for the nine months ended
                  September 30, 2003 and 2002                            3

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

                  Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                September 30,     December 31,
ASSETS                                                              2003             2002
                                                                ------------      -----------
Cash and due from banks:
         Interest-bearing                                      $   5,173,277    $  13,025,657
         Noninterest-bearing                                       2,253,495        2,142,944
Securities available-for-sale                                     28,380,893       22,833,742
Loans receivable, net                                            365,511,516      341,146,364
Loans held for sale                                                  968,297        2,372,134
Accrued interest receivable                                        1,944,528        1,928,278
Foreclosed real estate                                             1,456,669          768,726
Premises and equipment, net                                        9,277,654        8,195,963
Rental real estate                                                 2,944,331        2,197,382
Title plant                                                          925,256          925,256
Goodwill                                                           4,970,800        4,970,800
Deferred taxes                                                       933,459          608,657
Prepaid expenses and other assets                                  1,102,811        2,755,778
                                                               -------------    -------------

         Total assets                                          $ 425,842,986    $ 403,871,681
                                                               =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
         Deposits                                              $ 282,693,675    $ 277,000,082
         Borrowed funds                                          100,037,673       85,026,438
         Advances from borrowers for taxes and insurance             870,975        1,512,114
         Dividends payable                                           337,697          295,250
         Income taxes payable                                         30,933           63,553
         Accrued expenses and other liabilities                    1,317,087        1,226,040
                                                               -------------    -------------

           Total liabilities                                     385,288,040      365,123,477
                                                               -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
         Preferred stock ($.01 par value, authorized
             3,000,000 shares; issued and outstanding none)             --               --
         Common stock ($.01 par value, authorized 15,500,000
             shares;  issued 2003, 1,608,080;
             2002, 1,640,280 shares)                                  16,081           16,403
         Additional paid-in capital                               17,621,895       17,011,095
         Retained earnings, substantially restricted              23,232,246       21,862,248
         Accumulated other comprehensive income (loss)              (110,735)         176,555
         Unearned shares, employee stock ownership plan             (204,541)        (318,097)
                                                               -------------    -------------
           Total stockholders' equity                             40,554,946       38,748,204
                                                               -------------    -------------

     Total liabilities and stockholders' equity                $ 425,842,986    $ 403,871,681
                                                               =============    =============


    See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                           Three Months Ended             Nine Months Ended
                                                              September 30,                 September 30,
                                                      ---------------------------------------------------------
                                                           2003           2002           2003           2002
                                                           ----           ----           ----           ----
Interest income:
    Loans receivable                                  $  6,038,079   $  6,619,709   $ 18,270,621   $ 19,119,533
    Securities and cash deposits                           304,425        317,198      1,039,161      1,108,613
                                                      ------------   ------------   ------------   ------------
                                                         6,342,504      6,936,907     19,309,782     20,228,146
                                                      ------------   ------------   ------------   ------------
Interest expense:
    Deposits                                             1,913,974      2,394,364      6,002,801      7,197,948
    Borrowed funds                                       1,141,660      1,138,206      3,369,189      3,326,469
                                                      ------------   ------------   ------------   ------------
                                                         3,055,634      3,532,570      9,371,990     10,524,417
                                                      ------------   ------------   ------------   ------------

    Net Interest Income                                  3,286,870      3,404,337      9,937,792      9,703,729

Provision for loan losses                                   75,000         56,000        195,000        326,000
                                                      ------------   ------------   ------------   ------------

Net interest income after provision for loan losses      3,211,870      3,348,337      9,742,792      9,377,729
                                                      ------------   ------------   ------------   ------------

Noninterest income:
    Fees and service charges                               681,339        661,825      1,871,520      1,846,679
    Abstract fees                                          520,595        435,998      1,449,742      1,234,829
    Mortgage banking fees                                  310,983        167,323        760,712        382,495
    Gain (loss) on sale of securities available for
          sale, net                                             --            842             --           (523)
    Other income                                           250,698        242,932        773,657        745,792
                                                      ------------   ------------   ------------   ------------

       Total noninterest income                          1,763,615      1,508,920      4,855,631      4,209,272
                                                      ------------   ------------   ------------   ------------

Noninterest expense:
    Salaries and employee benefits                       1,505,514      1,260,754      4,349,473      3,851,098
    Premises and equipment                                 320,516        261,179        936,698        871,631
    Data processing                                        143,351        130,896        433,849        392,008
    SAIF deposit insurance premiums                         11,188         11,623         33,980         35,575
    Other expenses                                         779,773        616,851      2,218,169      1,901,421
                                                      ------------   ------------   ------------   ------------

       Total noninterest expense                         2,760,342      2,281,303      7,972,169      7,051,733
                                                      ------------   ------------   ------------   ------------

Income before income taxes                               2,215,143      2,575,954      6,626,254      6,535,268

Provision for income taxes                                 720,710        867,956      2,101,736      2,172,686
                                                      ------------   ------------   ------------   ------------

Net Income                                            $  1,494,433   $  1,707,998   $  4,524,518   $  4,362,582
                                                      ============   ============   ============   ============

Basic earnings per common share                       $       0.95   $       1.04   $       2.86   $       2.65
                                                      ============   ============   ============   ============

Earnings per common share- assuming dilution          $       0.90   $       0.98   $       2.69   $       2.50
                                                      ============   ============   ============   ============

Dividends declared per common share                   $       0.21   $       0.18   $       0.63   $       0.54
                                                      ============   ============   ============   ============

Comprehensive income                                  $  1,328,923   $  1,859,212   $  4,237,228   $  4,521,596
                                                      ============   ============   ============   ============

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             2003            2002
                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  4,524,518    $  4,362,582
Adjustments to reconcile net income to net cash provided by operating activities:
         Provision for loan losses                                           195,000         326,000
         Depreciation                                                        592,824         531,622
         Amortization and accretion                                          476,942         169,452
         Deferred taxes                                                     (153,911)       (127,021)
         Effect of contribution to employee stock ownership plan             406,188         318,224
         (Gain) on sale of foreclosed real estate and loans, net            (804,865)       (379,688)
         Loss on sale of securities available for sale                          --               523
         (Gain) loss on disposal of equipment and premises, net                 (724)          5,923
         Proceeds from sales of loans held for sale                       47,097,003      29,647,050
         Originations of loans held for sale                             (44,932,454)    (30,814,807)
         Change in assets and liabilities:
           Accrued interest receivable                                       (16,250)        (78,439)
           Prepaid expenses and other assets                               1,652,967         (89,232)
           Income taxes payable                                              (32,620)        201,585
           Accrued expenses and other liabilities                             91,047        (120,745)
                                                                        ------------    ------------
               Net cash provided by operating activities                   9,095,665       3,953,029
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Net decrease in loans                                            19,067,901      34,306,299
         Purchase of loans                                               (44,832,836)    (63,607,175)
         Proceeds from sales of securities available-for-sale                   --           750,227
         Purchase of securities available-for-sale                       (10,998,258)       (322,763)
         Proceeds from maturities of securities available-for-sale         4,922,174       7,341,398
         Purchase of premises and equipment and rental real estate        (2,545,586)     (1,627,708)
         Proceeds from sale of land and equipment                            124,846           1,015
         Other                                                               154,804           1,131
                                                                        ------------    ------------
              Net cash (used in) investing activities                    (34,106,955)    (23,157,576)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Net increase in deposits                                          5,693,593      11,005,573
         (Decrease) in advances from borrowers for taxes and
             insurance                                                      (641,139)       (813,737)
         Net change in short-term borrowings                               4,000,000        (250,000)
         Proceeds from other borrowed funds                               17,500,000      34,000,000
         Payments on other borrowings                                     (6,488,765)    (20,602,608)
         Purchase of treasury stock                                       (3,069,494)     (2,902,048)
         Dividends paid                                                     (946,580)       (836,500)
         Issuance of common stock                                          1,221,846       1,231,681
                                                                        ------------    ------------
              Net cash provided by financing activities                   17,269,461      20,832,361
                                                                        ------------    ------------
              Net increase (decrease) in cash                             (7,741,829)      1,627,814


CASH
         Beginning                                                        15,168,601      19,908,902
                                                                        ------------    ------------
         Ending                                                         $  7,426,772    $ 21,536,716
                                                                        ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
         Interest paid to depositors                                    $  6,014,869    $  7,462,117
         Interest paid on borrowings                                       3,369,295       3,326,937
         Income taxes                                                      1,836,409       1,744,053

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results, which may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2002 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended September 30, 2003, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,580,936 and 1,669,799, respectively. For the nine-month period ended September 30, 2003, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,582,228 and 1,679,038, respectively. For the three-month period ended September 30, 2002, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,648,583 and 1,747,428, respectively. For the nine-month period ended September 30, 2002, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,644,583 and 1,745,906, respectively.

3.       DIVIDENDS

On August 29, 2003, the Company declared a cash dividend on its common stock, payable on October 7, 2003 to stockholders of record as of September 16, 2003, equal to $0.21 per share.

4.       GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2002 and has determined that there has been no impairment of goodwill.

As of September 30, 2003 and December 31, 2002, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three and nine months ended September 30, 2003 or September 30, 2002.

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

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported net income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                         Three Months Ended    Three Months Ended
                                                         September 30, 2003    September 30, 2002
                                                         ------------------    ------------------
Net income, as reported                                    $ 1,494,433            $ 1,707,998
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects         (8,731)               (27,315)
                                                           -----------            -----------
              Pro forma net income                         $ 1,485,702            $ 1,680,683
                                                           ===========            ===========

Earnings per common share - basic:
      As reported                                          $      0.95            $      1.04
      Pro forma                                                   0.94                   1.02

Earnings per common share - assuming dilution:
      As reported                                          $      0.90            $      0.98
      Pro forma                                                   0.89                   0.96

                                                          Nine Months Ended     Nine Months Ended
                                                         September 30, 2003    September 30, 2002
                                                         ------------------    ------------------
Net income, as reported                                     $ 4,524,518           $ 4,362,582
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      method for all awards, net of related tax effects         (61,725)              (83,202)
                                                            -----------           -----------
              Pro forma net income                          $ 4,462,793           $ 4,279,380
                                                            ===========           ===========
Earnings per common share - basic:
      As reported                                           $      2.86           $      2.65
      Pro forma                                                    2.82                  2.60

Earnings per common share - assuming dilution:
      As reported                                           $      2.69           $      2.50
      Pro forma                                                    2.66                  2.45

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company's actual results may differ from the results discussed in the forward-looking statements. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking financial statements contained herein.

FINANCIAL CONDITION

Total assets increased $22.0 million, or 5.4%, to $425.8 million at September 30, 2003 compared to $403.9 million at December 31, 2002. Interest-bearing cash decreased $7.9 million, or 60.3%, to $5.2 million at September 30, 2003 from $13.0 million at December 31, 2002. Securities available for sale increased $5.5 million, or 24.3%, to $28.4 million at September 30, 2003 from $22.8 million at December 31, 2002, primarily invested in mortgage backed securities. Total loans receivable, net, increased by $24.4 million to $365.5 million at September 30, 2003 from $341.1 million at December 31, 2002, due primarily to originations of $57.3 million of first mortgage loans secured primarily by one-to four-family residences, purchases of $44.8 million of first mortgage loans secured primarily by one to four family, multifamily and commercial real estate and originations of $20.6 million of second mortgage loans secured primarily by one-to-four-family residences. These originations and purchases were offset in part by payments and prepayments of loans of approximately $102.7 million. Foreclosed real estate increased $688,000, or 89.5% to $1.5 million at September 30, 2003 from $769,000 at December 31, 2002. At September 30, 2003, foreclosed real estate consisted of sixteen one-to-four family properties and one commercial real estate property in the state of Washington.

Total deposits increased $5.7 million, or 2.1%, to $282.7 million at September 30, 2003 from $277.0 million at December 31, 2002, reflecting increases primarily in checking, savings accounts, money market accounts and public fund certificates of deposits, offset by a decrease in retail certificates of deposit accounts. The increase in the Bank's deposits was primarily due to an increase in the deposits at the Bank's Ankeny office, which moved to a permanent location in the first quarter of 2003. Other borrowings, primarily Federal Home Loan Bank ("FHLB") advances, increased by $15.0 million to $100.0 million at September 30, 2003 from $85.0 million at December 31, 2002, as management elected to increase borrowings to fund asset growth. Total stockholders' equity increased $1.8 million, to $40.6 million at September 30, 2003 from $38.7 million at December 31, 2002. See "Capital."

CAPITAL

The Company's total stockholders' equity increased by $1.8 million to $40.6 million at September 30, 2003 from $38.7 million at December 31, 2002, primarily due to earnings and stock issued in connection with stock options exercised, which were offset in part by stock repurchases and dividends declared. The changes in stockholders' equity were also due to a decrease in the unearned shares from First Federal Savings Bank of Iowa's Employee Stock Ownership Plan (the "ESOP") to $205,000 at September 30, 2003 from $318,000 at December 31, 2002. The decrease in unearned shares resulted from the release of shares within the ESOP to employees of First Federal Savings Bank of Iowa (the "Bank").

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2003, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2003 were as follows:

                                                    (dollars in thousands)
Tangible capital:
         Capital level                      $ 31,836                      7.56%
         Less Requirement                      6,314                      1.50%
                                            --------                     -----
         Excess                             $ 25,522                      6.06%
                                            ========                     =====

Core capital:
         Capital level                      $ 31,836                      7.56%
         Less Requirement                     16,837                      4.00%
                                            --------                     -----
         Excess                             $ 14,999                      3.56%
                                            ========                     =====

Risk-based capital:
         Capital level                      $ 34,978                     12.31%
         Less Requirement                     22,735                      8.00%
                                            --------                     -----
         Excess                             $ 12,243                      4.31%
                                            ========                     =====

LIQUIDITY
The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first nine months of 2003 and 2002, principal payments, repayments and proceeds from sale of loans totaled $149.2 million and $116.3 million, respectively. The net increase in deposits during the first nine months of 2003 and 2002 totaled $5.7 million and $11.0 million, respectively. The proceeds from borrowed funds during the nine months ended September 30, 2003 and 2002 totaled $17.5 million and $34.0 million, respectively. The net increase in short term borrowings for the nine months ended September 30, 2003 totaled $4.0 million. During the first nine months of 2003 and 2002, the proceeds from the maturities, calls and sales of securities totaled $4.9 million and $8.1 million, respectively. Cash provided from operating activities during the first nine months of 2003 and 2002 totaled $9.1 million and $4.0 million, respectively. The Company's primary use of funds is cash used to originate and purchase loans, purchase of securities available for sale, repayment of borrowed funds and other financing activities. During the first nine months of 2003 and 2002, the Company's gross purchases and origination of loans totaled $175.0 million and $145.7 million, respectively. The purchase of securities available for sale for the nine months ended September 30, 2003 and 2002 totaled $11.0 million and $323,000, respectively. The repayment of borrowed funds during the first nine months of 2003 and 2002 totaled $6.5 million and $20.6 million, respectively. The net decrease in short term borrowings during the nine months ended September 30, 2002 totaled $250,000. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of September 30, 2003, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

Stockholders' equity totaled $40.6 million at September 30, 2003 compared to $38.7 million at December 31, 2002, reflecting the Company's earnings, stock issued, stock repurchases, the amortization of the unallocated portion of shares held by the ESOP, dividends declared on common stock and the change in the accumulated other comprehensive income (loss). The Company repurchased 90,400 shares of common stock during the nine months ended September 30, 2003 at an average price of $33.95.

On July 7, 2003, the Company paid a quarterly cash dividend of $0.21 per share on common stock outstanding as of the close of business on June 16, 2003, aggregating $335,000. On August 29, 2003, the Company declared a quarterly cash dividend of $0.21 per share payable on October 7, 2003 to shareholders of record as of the close of business on September 16, 2003, aggregating $338,000.

RESULTS OF OPERATIONS

Interest Income. Interest income decreased by $594,000 to $6.3 million for the three months ended September 30, 2003 compared to $6.9 million for the three months ended September 30, 2002. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average interest bearing assets. The yield on interest earning assets decreased to 6.25% for the three months ended September 30, 2003 from 7.14% for the three months ended September 30, 2002. The decrease in average yields was due primarily to a decrease in the average yield on loans, securities available for sale and interest-bearing cash. The average yield on loans decreased to 6.64% for the three months ended September 30, 2003 from 7.56% for the three months ended September 30, 2002. The average yield on securities available for sale decreased to 3.64% for the three months ended September 30, 2003 from 4.51% for the three months ended September 30, 2002. The average yield on interest bearing cash decreased to 1.13% for the three months ended September 30, 2003 from 1.32% for the three months ended September 30, 2002. The decrease in the average yields on assets was primarily due to decreases in market interest rates. The average balance of interest earning assets increased $17.4 million to $405.1 million for the three months ended September 30, 2003 from $387.6 million for the three months ended September 30, 2002. This increase was primarily due to higher levels of loans and securities available for sale, offset in part by a decrease in interest bearing cash. The increase in the average balance of loans generally reflects originations over the past twelve months of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by one-to four-family residential, multifamily and commercial real estate loans, offset in part by payments, sales and prepayments of loans. The increase in the average balance of securities available for sale generally reflects purchases over the past twelve months, offset in part by proceeds from the maturity of securities available for sale. See "Financial Condition."

Interest income decreased by $918,000 to $19.3 million for the nine months ended September 30, 2003 compared to $20.2 million for the nine months ended September 30, 2002. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average interest bearing assets. The yield on interest earning assets decreased to 6.42% for the nine months ended September 30, 2003 from 7.14% for the nine months ended September 30, 2002. The decrease in average yields was due primarily to a decrease in the average yield on loans, securities available for sale and interest-bearing cash. The average yield on loans decreased to 6.87% for the nine months ended September 30, 2003 from 7.62% for the nine months ended September 30, 2002. The average yield on securities available for sale decreased to 4.08% for the nine months ended September 30, 2003 from 4.76% for the nine months ended September 30, 2002. The average yield on interest bearing cash decreased to 0.93% for the nine months ended September 30, 2003 from 1.37% for the nine months ended September 30, 2002. The decrease in the average yields on assets was primarily due to decreases in market interest rates. The average balance of interest earning assets increased $23.2 million to $401.2 million for the nine months ended September 30, 2003 from $378.0 million for the nine months ended September 30, 2002. This increase was primarily due to higher levels of loans and securities available for sale. The increase in the average balance of loans generally reflects originations over the past twelve months of first mortgage loans, second mortgage loans and purchases of first mortgage loans secured primarily by one-to four-family residential, multifamily and commercial real estate loans, offset in part by payments, sales and prepayments of loans. The increase in the average balance of securities available for sale generally reflects purchases over the past twelve months, offset in part by proceeds from the maturity and sale of securities available for sale. See "Financial Condition."

Interest Expense. Interest expense decreased by $477,000 to $3.1 million for the three months ended September 30, 2003 compared to $3.5 million for the three months ended September 30, 2002. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of interest bearing liabilities decreased to 3.24% for the three months ended September 30, 2003 from 3.90% for the three months ended September 30, 2002. The decrease in the average cost of interest bearing liabilities was due primarily to decreases in all categories of interest bearing liabilities. The average cost of NOW and money market accounts decreased to 0.48% for the three months ended September 30, 2003 from 0.87% for the three months ended September 30, 2002. The average cost of savings accounts decreased to 0.44% for the three months ended September 30, 2003 from 1.08% for the three months ended September 30, 2002. The average cost of certificates of deposit decreased to 3.95% for the three months ended September 30, 2003 from 4.65% for the three months ended September 30, 2002. The average cost of borrowed funds decreased to 4.64% for the three months ended September 30, 2003 from

5.26% for the three months ended September 30, 2002. The decrease in the average cost of funds was primarily due to decreases in market interest rates. The average balance of interest bearing liabilities increased $14.9 million to $374.2 million for the three months ended September 30, 2003 from $359.2 million for the three months ended September 30, 2002. This increase was due primarily to an increase in NOW accounts, money market accounts, savings accounts and borrowed funds, offset in part by a decrease in certificates of deposits.

Interest expense decreased by $1.2 million to $9.4 million for the nine months ended September 30, 2003 compared to $10.5 million for the nine months ended September 30, 2002. The decrease in interest expense was primarily due to a decrease in the average cost of interest bearing liabilities, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of interest bearing liabilities decreased to 3.37% for the nine months ended September 30, 2003 from 4.02% for the nine months ended September 30, 2002. The decrease in the average cost of interest bearing liabilities was due primarily to decreases in all categories of interest bearing liabilities. The average cost of NOW and money market accounts decreased to 0.61% for the nine months ended September 30, 2003 from 0.95% for the nine months ended September 30, 2002. The average cost of savings accounts decreased to 0.58% for the nine months ended September 30, 2003 from 1.20% for the nine months ended September 30, 2002. The average cost of certificates of deposit decreased to 4.11% for the nine months ended September 30, 2003 from 4.81% for the nine months ended September 30, 2002. The average cost of borrowed funds decreased to 4.67% for the nine months ended September 30, 2003 from 5.41% for the nine months ended September 30, 2002. The decrease in the average cost of funds was primarily due to decreases in market interest rates. The average balance of interest bearing liabilities increased $20.8 million to $371.2 million for the nine months ended September 30, 2003 from $350.4 million for the nine months ended September 30, 2002. This increase was due primarily to an increase in NOW accounts, money market accounts, savings accounts and borrowed funds.

Net Interest Income. Net interest income before the provision for loan losses decreased by $117,000 to $3.3 million for the three months ended September 30, 2003 from $3.4 million for the three months ended September 30, 2002. The decrease is due primarily to a narrowing interest rate spread, offset in part by an increase in the average balance of interest earning assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 3.01% for the three months ended September 30, 2003 from 3.24% for the three months ended September 30, 2002.

Net interest income before the provision for loan losses increased by $234,000 to $9.9 million for the nine months ended September 30, 2003 from $9.7 million for the nine months ended September 30, 2002. The increase is due primarily to an increase in the average balance of interest earning assets, offset in part by a decrease in the interest rate spread. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 3.05% for the nine months ended September 30, 2003 from 3.12% for the nine months ended September 30, 2002.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and nine month periods ended September 30, 2003 and 2002, respectively.

                                                                       For the Three Months Ended September 30,
                                                   -------------------------------------------------------------------------------
                                                                    2003                                       2002
                                                   -------------------------------------------------------------------------------
                                                     Average                    Average        Average                    Average
                                                     Balance      Interest     Yield/Cost      Balance       Interest    Yield/Cost
                                                     -------      --------     ----------      -------       --------    ----------
                                                                                (Dollars in thousands)
Assets:
     Interest-earning assets:
       Loans                                       $ 363,015      $   6,038       6.64%      $ 349,615     $ 6,620         7.56%
       Securities available for sale                  29,572            269       3.64          23,973         270         4.51
       Interest bearing cash                          12,493             36       1.13          14,055          47         1.32
                                                   ---------      ---------     ------       ---------     -------       ------
         Total interest-earning assets               405,080          6,343       6.25%        387,643     $ 6,937         7.14%
     Noninterest-earning assets                       23,636      ---------     ------          20,531     -------       ------
                                                   ---------                                 ---------
         Total assets                              $ 428,716                                 $ 408,174
                                                   =========                                 =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings                $  67,561      $      83       0.48%      $  61,375     $   135         0.87%
       Passbook savings                               28,303             31       0.44          25,286          69         1.08
       Certificates of deposit                       180,668          1,800       3.95         186,772       2,191         4.65
       Borrowed funds                                 97,620          1,142       4.64          85,783       1,138         5.26
                                                   ---------      ---------     ------       ---------     -------       ------
     Total interest-bearing liabilities              374,152      $   3,056       3.24%        359,216     $ 3,533         3.90%
                                                                  ---------     ------                     -------       ------
     Noninterest-bearing liabilities                  14,261                                    10,473
                                                   ---------                                 ---------
         Total liabilities                           388,413                                   369,689
     Equity                                           40,303                                    38,485
                                                   ---------                                 ---------
         Total liabilities and equity              $ 428,716                                 $ 408,174
                                                   =========                                 =========

     Net interest income                                          $  3,287                                 $ 3,404
                                                                  ========                                 =======
     Net interest rate spread                                                     3.01%                                    3.24%
                                                                                ======                                   ======
     Net interest margin                                                          3.25%                                    3.51%
     Ratio of average interest-earning assets to                                ======                                   ======
         average interest-bearing liabilities                                   108.26%                                  107.91%
                                                                                ======                                   ======

                                                                            For the Nine Months Ended September 30,
                                                   --------------------------------------------------------------------------------
                                                                     2003                                     2002
                                                   --------------------------------------------------------------------------------
                                                     Average                    Average       Average                    Average
                                                     Balance      Interest     Yield/Cost     Balance       Interest    Yield/Cost
                                                     -------      --------     ----------     -------       --------    ----------
                                                                                (Dollars in thousands)
Assets:
     Interest-earning assets:
       Loans                                       $ 354,680      $  18,271       6.87%      $ 334,658     $  19,119        7.62%
       Securities available for sale                  30,255            926       4.08          26,054           931        4.76
       Interest bearing cash                          16,256            113       0.93          17,318           178        1.37
                                                   ---------      ---------     ------       ---------     ---------      ------
         Total interest-earning assets               401,191      $  19,310       6.42%        378,030     $  20,228        7.14%
     Noninterest-earning assets                       22,515      ---------     ------          19,836     ---------      ------
                                                   ---------                                 ---------
         Total assets                              $ 423,706                                 $ 397,866
                                                   =========                                 =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings                $  65,834      $     303       0.61%      $  61,892     $     441       0.95%
       Passbook savings                               27,523            120       0.58          24,593           220       1.20
       Certificates of deposit                       181,404          5,580       4.11         181,705         6,537       4.81
       Borrowed funds                                 96,487          3,369       4.67          82,223         3,326       5.41
                                                   ---------      ---------     ------       ---------     ---------     ------
     Total interest-bearing liabilities              371,248      $   9,372       3.37%        350,413     $  10,524       4.02%
                                                                  ---------     ------                     ---------     ------
     Noninterest-bearing liabilities                  13,008                                    10,196
                                                   ---------                                 ---------
         Total liabilities                           384,256                                   360,609
     Equity                                           39,450                                    37,257
                                                   ---------                                 ---------
         Total liabilities and equity              $ 423,706                                 $ 397,866
                                                   =========                                 =========

     Net interest income                                          $   9,938                                $   9,704
                                                                  =========                                =========
     Net interest rate spread                                                     3.05%                                    3.12%
                                                                                ======                                   ======
     Net interest margin                                                          3.30%                                    3.42%
                                                                                ======                                   ======
     Ratio of average interest-earning assets to
        average interest-bearing liabilities                                    108.06%                                  107.88%
                                                                                ======                                   ======

Provision for Loan Losses. The Company's provision for loan losses was $75,000 and $56,000 for the three months ended September 30, 2003 and 2002, respectively. The Company's provision for loan losses was $195,000 and $326,000 for the nine months ended September 30, 2003 and 2002, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level, which is deemed to be appropriate, based upon an assessment of a number of factors. These factors include prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Bank's portfolio, which includes a significant amount of multi-family and commercial real estate loans, substantially all of which are purchased and are collateralized by properties located outside of the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The net charge offs were $143,000 for the nine months ended September 30, 2003 as compared to net charge offs of $89,000 for the nine months ended September 30, 2002. The resulting allowance for loan losses was $3.2 million, $3.1 million and $3.1 million at September 30, 2003, December 31, 2002 and September 30, 2002, respectively.

The allowance for loan losses as a percentage of total loans receivable was 0.86%, 0.90% and 0.91% at September 30, 2003, December 31, 2002 and September 30, 2002, respectively. The level of nonperforming loans was $456,000 at September 30, 2003, $643,000 at December 31, 2002 and $599,000 at September 30,
2002.

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

Noninterest Income. Total noninterest income increased by $255,000 to $1.8 million for the three months ended September 30, 2003 from $1.5 million for the three months ended September 30, 2002. The increase is due to increases in fees and service charges, abstract fees and mortgage banking income. Fees and service charges increased $20,000, primarily due to fees associated with checking accounts, including overdraft fees, offset in part by a decrease in loan prepayment fees. Abstract fees increased $85,000, primarily due to increased sales volume. Sales volume increased in part due to a general increase in real estate activity. Mortgage banking income increased $144,000 due in part to an increase in loan originations resulting from lower interest rates and increased pricing.

Total noninterest income increased by $646,000 to $4.9 million for the nine months ended September 30, 2003 from $4.2 million for the nine months ended September 30, 2002. The increase is due to increases in fees and service charges, abstract fees and mortgage banking income. Fees and service charges increased $25,000, primarily due to fees associated with checking accounts, including overdraft fees, offset in part by a decrease in loan prepayment fees. Abstract fees increased $215,000, primarily due to increased sales volume. Sales volume increased in part due to a general increase in real estate activity. Mortgage banking income increased $378,000 due in part to an increase in loan originations resulting from lower interest rates and increased pricing.

Noninterest Expense. Total noninterest expense increased by $479,000 to $2.8 million for the three months ended September 30, 2003 from $2.3 million for the three months ended September 30, 2002. The increase is due primarily to increases in salaries and employee benefits, premises and equipment, data processing and other expenses. The increase in salaries and employee benefits was due in part to increases in defined benefit plan costs, employee stock ownership plan costs, an increase in personnel in the Ankeny and Clive, Iowa offices and ordinary salary increases. The increase in premises and equipment was due in part to increased costs associated with the Ankeny and Clive, Iowa offices. The increase in data processing costs was due in part to increases in internet banking costs, consulting costs and ordinary cost increases. The increase in other expenses were due in part to increases in marketing costs in conjunction with a direct mail checking account promotion, increased property taxes associated with Northridge Apartments Limited Partnership due to the completion of a property tax abatement program and increased costs associated with the opening of a second multifamily apartment building in March, 2003. Other increases in noninterest expense were partially due to the Bank relocating its temporary Ankeny office to a newly constructed 5,000 square foot branch office in February, 2003 and the opening of a temporary office in Clive, Iowa in August, 2003. The Company's efficiency ratio for the three months ended September 30, 2003 and 2002 was 54.65% and 46.43%, respectively. The Company's ratio of noninterest expense to average assets for the three months ended September 30, 2003 and 2002 was 2.58% and 2.24%, respectively.

Total noninterest expense increased by $920,000 to $8.0 million for the nine months ended September 30, 2003 from $7.1 million for the nine months ended September 30, 2002. The increase is due primarily to increases in salaries and employee benefits, premises and equipment, data processing and other expenses. The increase in salaries and employee benefits was due in part to increases in defined benefit plan costs, employee stock ownership plan costs, an increase in personnel in the Ankeny, Iowa and Clive, Iowa offices and ordinary salary increases. The increase in premises and equipment was due in part to increased costs associated with the Ankeny and Clive, Iowa offices. The increase in data processing was due in part to increases in internet banking costs, consulting costs and ordinary cost increases. The increase in other expenses was due in part to increases in marketing costs in conjunction with a direct mail checking account promotion, increased property taxes associated with Northridge Apartments Limited Partnership due to the completion of a property tax abatement program and increased costs associated with the opening of a second multifamily apartment building in March, 2003. Other increases in noninterest expense were partially due to the Bank relocating its temporary Ankeny office to a newly constructed 5,000 square foot branch office in February, 2003 and the opening of a temporary office in Clive, Iowa in August, 2003. The Company's efficiency ratio for the nine months ended September 30, 2003 and 2002 was 53.89% and 50.68%, respectively. The Company's ratio of noninterest expense to average assets for the nine months ended September 30, 2003 and 2002 was 2.51% and 2.36%, respectively.

Income Taxes. Income taxes decreased by $147,000 to $721,000 for the three months ended September 30, 2003 as compared to $868,000 for the three months ended September 30, 2002, primarily due to a decrease in net income before income taxes, and federal income tax credits from Northridge Apartments Limited Partnership II.

Income taxes decreased by $71,000 to $2.1 million for the nine months ended September 30, 2003 as compared to $2.2 million for the nine months ended September 30, 2002, primarily due to federal income tax credits from Northridge Apartments Limited Partnership II and a one time state tax credit which decreased income tax expense by approximately $100,000, partially offset by an increase in net income before income taxes and a decrease in nontaxable income.

Net Income. Net income decreased by $214,000 to $1.5 million for the three months ended September 30, 2003, as compared to $1.7 million for the same period in 2002.

Net income increased by $162,000 to $4.5 million for the nine months ended September 30, 2003, as compared to $4.4 million for the same period in 2002.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes
                      Oxley Act of 2003
         Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes
                      Oxley Act of 2003
         Exhibit 99.1 Press Release, dated July 25, 2003 (regarding 2nd quarter earnings)
         Exhibit 99.2 Press Release, dated August 29, 2003 (regarding declaration of dividend)

         (b) Reports on Form 8-K

         The Company filed a Form 8-K on July 25, 2003 furnishing to the Commission a press release announcing the Company's earnings for the period ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NORTH CENTRAL BANCSHARES, INC.

DATE: November 13, 2003            BY: /s/ David M. Bradley
                                       --------------------
                                       David M. Bradley, Chairman, President and
                                       Chief Executive Officer


DATE: November 13, 2003            BY: /s/ John L. Pierschbacher
                                       -------------------------
                                       John L. Pierschbacher
                                       Principal Financial Officer