Form 10-K
period 2003-12-31
NORTH CENTRAL BANCSHARES INC
filed 2004-03-29
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the Fiscal Year Ended December 31, 2003

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from              to
                                   ------------    ------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES [X]     NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).
YES         NO [X]

     The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2003 was $50,907,908.

As of March 8, 2004, there were issued and outstanding 1,588,280 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Proxy Statement for the Registrant's 2004 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.
2. Portions of the 2003 Annual Report to Shareholders are incorporated by reference into Items 7, 7A, 8 and 9 of Part II hereof.

                                     PART I

         North Central Bancshares, Inc., and First Federal Savings Bank of Iowa may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this annual filing with the Securities and Exchange Commission (the "SEC"), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company and the Bank, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements.

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

ITEM 1.  BUSINESS

General

         North Central Bancshares, Inc. (the "Holding Company"), an Iowa corporation, is the holding company for First Federal Savings Bank of Iowa (the "Bank"), a federally chartered savings bank. Collectively, the Holding Company and the Bank are referred to herein as the "Company." The Holding Company owns 100% of the outstanding stock of the Bank. The Holding Company's stock is quoted on the National Market System of the Nasdaq Stock Market under the symbol "FFFD".

         At this time, the Holding Company conducts business as a unitary savings and loan holding company and the principal business of the Holding Company consists of the operation of the Bank. The Holding Company's executive offices are located at the home office of the Company at 825 Central Avenue, Fort Dodge, Iowa. The Holding Company's telephone number is (515) 576-7531.

First Federal Savings Bank of Iowa

         The Bank is a federally chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and nine branch offices located in Iowa. Seven of the Bank's branches are located in north central and central Iowa, in the cities of Fort Dodge, Nevada, Ames, Perry, Ankeny and Clive. Three of the Bank's offices are located in south east Iowa, in the cities of Burlington and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was chartered originally in 1954, and on May 7, 1987 became a federally chartered savings bank. The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market areas, and investing such deposits in one-to-four family residential real estate mortgages, multifamily and commercial mortgages and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. The Bank's deposits are insured by the FDIC under the SAIF. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1954. At December 31, 2003, the Bank had total assets of $424.3 million, total deposits of $284.7 million, and total shareholders' equity of $37.9 million.

         The Bank's principal executive office is located at 825 Central Avenue, Fort Dodge, Iowa and its telephone number at that address is (515) 576-7531. The Bank's website address is www.firstfederaliowa.com.

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

         The unemployment rate for the month of December 2003 for Webster County was 4.2%, for Story County 2.8%, for Dallas County 2.9%, for Polk County 3.6%, for Henry County 6.2% and for Des Moines County 5.5%. These compare to the national rate of 5.7% and the State of Iowa rate of 4.4%.

         Due to the type of loan demand in the Company's overall market area, increased competition, and the Company's decision to diversify its loan portfolio, the Company has originated and purchased loans (primarily one-to-four family, multifamily and commercial real estate loans) from out of state. The Company intends to continue such originations and purchases pursuant to its underwriting standards for Company-originated loans.

         The Company encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks and credit unions in its market area. Competition for loans comes from such financial institutions as well as mortgage banking companies. The Company expects continued strong competition in the foreseeable future. Many such institutions have greater financial and marketing resources available to them than does the Company. The Company competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial products. In recent years, additional strong competition has come from stock and bond dealers and brokers and, in particular, mutual funds. The Company competes for real estate loans primarily through the interest rates and loan fees it charges and advertising, as well as by offering high levels of personal service.

Lending Activities

         Loan Portfolio Composition. The principal components of the Company's loan portfolio are fixed-rate and adjustable-rate first mortgage loans secured primarily by one-to four-family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential and commercial real estate and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage real estate loans. At December 31, 2003, the Company's total loans receivable totalled $367.4 million, of which $173.9 million, or 47.4%, were one-to four-family residential real estate first mortgage loans, $70.0 million, or 19.0%, were multifamily real estate first mortgage loans, primarily purchased by the Company and $69.6 million, or 18.9%, were commercial real estate first mortgage loans, primarily purchased by the Company. Consumer loans, consisting primarily of automobile loans and second mortgage loans, totalled $53.9 million, or 14.7%, of the Company's loan portfolio.

         Savings banks, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2003, it was the Company's policy to limit loans to one borrower to $3.0 million, with higher limits subject to board approval. These limitations are less than the regulatory guidelines. At December 31, 2003, the Company's largest aggregate outstanding loans to one borrower was $3.3 million and the second largest borrower had an aggregate balance of $3.1 million, both of which were first mortgage multifamily residential real estate loans and both were performing, pursuant to their respective terms, as of that date.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated:

                                                                             At December 31,
                                      ---------------------------------------------------------------------------------------------
                                           2003                2002               2001               2000              1999
                                           ----                ----               ----               ----              ----
                                               Percent             Percent            Percent            Percent            Percent
                                      Amount  of Total    Amount  of Total   Amount  of Total   Amount  of Total   Amount  of Total
                                      ------  --------    ------  --------   ------  --------   ------  --------   ------  --------
                               (Dollars in thousands)
First mortgage loans:
   One four-family residential(1) .  $173,889   47.33%  $ 148,751   43.17%  $161,549   51.81%  $176,615   54.78%  $164,057   56.23%
   Multifamily ....................    69,963   19.04      70,779   20.54     74,396   23.86     75,858   23.53     73,417   25.16
    Commercial ....................    69,609   18.95      71,251   20.68     25,722    8.25     24,127    7.48     17,723    6.07
                                     --------  ------   ---------  ------   --------   -----   --------  ------   --------  ------
      Total first mortgage loans ..   313,461   85.32     290,781   84.39    261,667   83.91    276,600   85.79    255,197   87.47
                                     --------  ------   ---------  ------   --------   -----   --------  ------   --------  ------
Consumer loans:
      Automobiles .................     9,801    2.67%     10,115    2.94%     9,406    3.02%     8,803    2.73%     8,003    2.74%
      Second mortgage(2) ..........    37,601   10.23      38,239   11.10     35,619   11.42     31,910    9.90     23,604    8.09
      Other(3) ....................     6,533    1.78       5,438    1.58      5,134    1.65      5,095    1.58      4,956    1.70
                                     --------  ------   ---------  ------   --------   -----   --------  ------   --------  ------
      Total consumer loans ........    53,935   14.68      53,792   15.61     50,159   16.09     45,808   14.21     36,563   12.53
                                     --------  ------   ---------  ------   --------   -----   --------  ------   --------  ------
      Total loans receivable ......  $367,396  100.00%  $ 344,573  100.00%  $311,826  100.00%  $322,408  100.00%  $291,760  100.00%

Less:
   Undisbursed portion of
      construction loans ..........  $  1,855    0.50%  $     929    0.27%  $  1,055    0.34%     1,493    0.45%  $  1,982    0.68%
   Unearned loan (premium) discount      (696)  (0.19)       (623)  (0.18)       (37)  (0.01)        69    0.02        136    0.05
   Net deferred loan origination
      fees(costs) .................       113    0.03           3    0.00        (56)  (0.02)       (23)  (0.01)       106    0.04
   Allowance for loan losses ......     3,165    0.86       3,118    0.90      2,883    0.92      2,843    0.88      2,777    0.95
                                     --------  ------   ---------  ------   --------   -----   --------  ------   --------  ------

      Total loans receivable, net .  $362,959   98.80%  $ 341,146   99.01%  $307,981   98.77%  $318,026   98.64%  $286,759   98.29%
                                     ========   =====   =========  ======   ========   =====   ========   =====   ========   =====

-----------------------------------
(1) Includes interest-only construction loans that convert to permanent loans.
(2) Second mortgage loans included $4.9 million, $4.0 million, $2.0 million, $1.6 million and $1.5 million of nonowner-occupied residential first mortgage loans at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.
(3) Other consumer loans included $2.1 million, $1.9 million, $1.9 million, $1.5 million and $1.6 million of commercial mortgage loans at December 31, 2003, 2002, 2001, 2000 and 1999, respectively.

         Loan Maturity Schedule. The following table sets forth the maturity or period to repricing of the Company's loan portfolio at December 31, 2003. Overdraft lines of credit are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                    At December 31, 2003
                                                    --------------------
                         Within       1-3       3-5        5-10       10-20    Beyond 20
                         1 Year      Years     Years       Years      Years      Years     Total
                         ------      -----     -----       -----      -----      -----     -----
                                                       (In thousands)
First mortgage loans:
  One-to four-family
     residential(1) .   $ 29,564   $ 14,622   $ 51,996   $ 40,425   $ 36,716   $  566    $173,889
  Multifamily .......     12,951     20,449     25,645     10,074        844       --      69,963
  Commercial ........      6,409     15,143     23,531     13,446     11,080       --      69,609
Consumer loans (2) ..      5,511     14,292     22,719      8,813      2,600       --      53,935
                        --------   --------   --------   --------   --------   ------    --------
     Total ..........   $ 54,435   $ 64,506   $123,891   $ 72,758   $ 51,240   $  566    $367,396
                        ========   ========   ========   ========   ========   ======    ========

(1) One-to four-family loans include $34.2 million of loans with repricing periods greater than 5 years that have been classified as fixed rate loans. $27.3 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.
(2)      Includes second mortgage loans of $37.6 million at December 31, 2003.


         The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 2003 due after December 31, 2004.

                                                   Due After December 31, 2004
                                                   ---------------------------
                                                  Fixed    Adjustable     Total
                                                  -----    ----------     -----
                                                         (In thousands)
First mortgage loans:
    One-to four-family residential(1) ......    $ 79,972    $ 64,353    $144,325
    Multifamily ............................       2,542      54,470      57,012
    Commercial .............................      40,436      22,764      63,200
Consumer loans (2) .........................      48,298         126      48,424
                                                --------    --------    --------
      Total                                     $171,248    $141,713    $312,961
                                                ========    ========    ========
________________________

(1) One-to four-family loans include $34.2 million of loans with repricing periods greater than 5 years have been classified as fixed rate loans.
(2)      Includes second mortgage loans of $34.8 million at December 31, 2003.


        One-to four-family Residential Real Estate Loans. Traditionally, the Company's primary lending activity consists of the origination of fixed- and adjustable-rate one-to-four family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company's market area. The Company also originates one-to four-family, interest only construction loans that convert to permanent loans after an initial construction period that generally does not exceed nine months. At December 2003, 46.1% of the Company's residential real estate loans had fixed rates, and 53.9% had adjustable rates.

        The Company originates loans for portfolio and sells loans in the secondary mortgage market. However, the Company's one-to four-family, fixed-rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Federal Home Loan Mortgage Corporation ("FHLMC") and Fannie Mae purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market. The Company has sold fixed-rate loans with maturities in excess of 15 years in the secondary mortgage market. For the year ended December 31, 2003, the Company sold $50.2 million of one-to four-family residential mortgage loans, generally to lower the Company's interest rate risk. One-to four-family loans are underwritten and originated according to policies approved by the Board of Directors.

         Originations of one-to-four family fixed-rate first mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company's interest rate gap position, and loan products offered by the Company's competitors. The Company's one-to four-family fixed-rate first mortgage loans amortize on a monthly basis with principal and interest due each month. The Company also offers one-to-four family adjustable-rate first mortgage loans that convert to adjustable-rate loans that adjust on an annual basis after the initial fixed rate term. The initial fixed term of these loans are primarily 5 and 7 years and the overall maturity of these loans may be up to 30 years. The Company determines whether a customer qualifies for these loans based upon the initial fixed interest rate.

         The Company's adjustable rate mortgage loans, or "ARM loans", are generally originated for terms of up to 30 years, with interest rates that adjust annually. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. At December 31, 2003, the Company offered ARM loans with annual rate caps of 1.5% and maximum life-of-loan caps of 11.95%. At present, the interest rate on its ARM loans is calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year. The Company determines whether a borrower qualifies for an ARM loan based on the fully indexed rate of the ARM loan at the time the loan is originated, rather than the introductory or "teaser" rate or the maximum life-of-the rate to which the loan could adjust. In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One-to-four family residential ARM loans totalled $93.7 million, or 25.4%, of the Company's total loan portfolio at December 31, 2003.

         The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company's credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk. See Item 7A. "Discussion of Market Risk Interest Rate Sensitivity Analysis" in the 2003 Annual Report to Shareholders, which is attached to this Form 10-K as Exhibit 13.1.

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

         Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. "See Regulation-Regulation of Federal Savings Associations-Real Estate Lending Standards." The Company's lending policies limit the maximum loan-to-value ratio on mortgage loans without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property to serve as collateral for the loan. The Company generally makes one-to four-family first real estate loans with loan-to-value ratios of up to 97%; however, for one-to four-family real estate loans with loan-to-value ratios greater than 80%, the Company requires the loan amount to be covered by private mortgage insurance. The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion on all properties securing real estate loans originated by the Company.

         Multifamily Residential and Commercial Real Estate Loans. The Company's loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $139.6 million, or 38.0%, of the Company's total loan portfolio at December 31, 2003. Of such loans, $121.5 million, or 87.1%, were purchased or originated by the Company and were secured by properties outside the State of Iowa (the "out of state" properties). The multifamily and commercial real estate loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings. Multifamily residential real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of multifamily project. Fixed rate loans generally amortize over 15 to 30 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to fifteen years. Such loans are priced as five to fifteen year loans with maximum loan-to-value ratios of 80%. See " Purchased or Out of State Originated Loans".

         All purchased or out of state originated multifamily or commercial real estate loans in excess of $1.0 million are approved by the Chief Executive Officer, Chief Operating Officer and the Board of Directors and are subject to the same underwriting standards as for loans originated by the Company. All purchased or out of state originated loans less than $1.0 million are approved by the Chief Executive Officer and Chief Operating Officer and ratified by the Board of Directors and are subject to the same underwriting standards as loans originated by the Company. Before a loan is purchased, the Company obtains a copy of the original loan application, certified rent rolls, the original title insurance policy an original appraisal and personal financial statements of any guarantors of the loan. An executive officer or director of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. $15.4 million, or 12.7%, of out of state multifamily and commercial real estate loans are serviced by the Bank. $106.1 million, or 87.3%, of the out of state multifamily and commercial real estate loans are serviced by the originating financial institution or mortgage company. The Company imposes a $3.0 million limit on the aggregate size of multifamily and commercial loans to any one borrower. Any exceptions to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Company's legal lending limit. See "Regulation -- Regulation of Federal Savings Associations -- Loans to One Borrower".

         Loans secured by multifamily and commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and typically, such loans also have larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from such real estate projects is reduced, the borrower's ability to repay the loan may be impaired. As a result, these types of loans present greater potential loan delinquencies and loan losses than single family residential loans.

         Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which primarily include second mortgage loans. As of December 31, 2003, consumer loans totalled $53.9 million, of which second mortgage loans totalled $37.6 million, or 10.2%, of the Company's total loan portfolio. The Company's second mortgage loans generally have fixed interest rates and are generally for terms of 3 to 5 years. The Company's second mortgage loans are generally secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 90%. The average principal amount of the Company's second mortgage loans is approximately $18,000.

         To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally up to 90% loan-to-value basis for new cars. All of the Company's automobile loans were originated by the Company and generally have terms of up to five years. At December 31, 2003, automobile loans totalled $9.8 million, or 2.7% of the Company's total loan portfolio.

         In addition, the Company also makes other types of consumer loans, including unsecured signature loans for various purposes. At December 31, 2003, other consumer loans totalled $6.5 million, or 1.8% of the Company's total loan portfolio. Included in the other consumer loans are unsecured consumer loans which totaled $523,000, or 0.1% of the Company's total loan portfolio. The minimum loan amount for unsecured signature loans is $2,000, the maximum loan amount for such loans is generally $7,500, and the average balance of such loans is approximately $2,000.

         The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans are generally secured and are originated for any business purpose, such as for the purchase of business equipment. The maximum loan amount for such loans is approximately $7,500.

         The Company's business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company expects consumer loan demand will come from its existing customer base. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 2003, $201,000, or 0.40%, of the Company's consumer loan portfolio was on non-accrual status.

         Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to collateralize the proposed loan. An underwriter in the Company's loan department reviews the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company's written loan policies, two members of management, including at least one member of senior management, approves all first mortgage loans. The Loan Committee of the Board of Directors meets quarterly to review a sampling of all loans originated in the previous three months.

        After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. An abstract of title along with an attorney's title opinion is required on all first mortgage loans secured by real property in Iowa. At December 31, 2003, the Company had outstanding commitments to originate $1.3 million of loans. This amount does not include commitments to purchase, undisbursed overdraft loan privileges, undisbursed home equity line of credit or the unfunded portion of loans in process.

         Purchased or Out of State Originated Loans. The Company's loan portfolio contains $138.4 million of loans secured by out of state properties. These loans represented 37.7% of the Company's total loan portfolio at December 31, 2003. All of the one-to four-family, multifamily residential and commercial real estate loans in the Company's loan portfolio, which are purchased out of state by the Company are without recourse to the seller. At December 31, 2003, the Company's multifamily residential and commercial real estate loans had an average balance of $655,000 and the largest loan had a principal balance of $2.4 million. As of December 31, 2003 there were no multifamily or commercial real estate loans that were more than 90 days past due.

        To supplement its origination of one-to four-family first mortgage loans, the Company also purchases first mortgage loans secured by one-to four-family residences out of state. At December 31, 2003, $16.9 million, or 4.6%, of the Company's total loan portfolio consisted of purchased one-to four-family loans. As of December 31, 2003 there were no purchased one-to four-family first mortgage loans that were more than 90 days past due.

        Loans purchased by the Company entail certain risks not necessarily associated with loans the Company originates. The Company's purchased loans are generally acquired without recourse against the seller. $16.4 million, or 11.9%, of out of state loans are serviced by the Bank. $121.9 million, or 88.1%, of the out of state loans are serviced by the originating financial institution or mortgage company. Although the Company reviews each purchased loan using the Company's underwriting criteria for originations and a Company officer or director performs an on-site inspection of each purchased loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review. In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with loans the Company originates. Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company's market areas. If economic conditions continue to limit the Company's opportunities to originate loans in its market areas, the Company may increase its investment in out of state mortgage loans. There can be no assurance, however, that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

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

         Set forth below is a table of the Company's purchased or out of state originated loans by state of origin (including multifamily residential, commercial real estate and one-to four-family first mortgage loans) as of December 31, 2003.

                 State          Balance as of             Percentage as of
                 -----        December 31, 2003          December 31, 2003
                              -----------------          -----------------
                               (In thousands)

               Arizona           $   3,110                       2.2%
            California              36,703                      26.5
              Colorado              16,710                      12.1
               Georgia                   7                       0.0
              Illinois               4,357                       3.1
               Indiana               3,474                       2.5
                Kansas                 723                       0.5
              Michigan               3,011                       2.2
             Minnesota              12,121                       8.8
              Missouri               8,983                       6.5
               Montana                   7                       0.0
              Nebraska               5,780                       4.2
                Nevada               1,667                       1.2
        North Carolina                 546                       0.4
                  Ohio               1,023                       0.7
                Oregon               8,799                       6.4
          South Dakota               1,705                       1.2
             Tennessee                  60                       0.0
                 Texas               5,468                       4.0
                  Utah               4,237                       3.1
              Virginia                   3                       0.0
            Washington               5,273                       3.8
             Wisconsin              14,629                      10.6
                                 ---------                     -----

                 Total           $ 138,396                     100.0%
                                 =========                     =====

         Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the periods indicated.

                                                         For the Years Ended
                                                             December 31,
                                                   2003         2002         2001
                                                   ----         ----         ----
                                                           (In thousands)
Total loans receivable at beginning of period   $ 344,574    $ 311,826    $ 322,408
                                                ---------    ---------    ---------
Originations:
First mortgage loans:
   One-to four-family residential ...........     117,916       84,143       83,270
   Multifamily ..............................       3,491         --           --
   Commercial ...............................       1,244          264         --
Consumer loans:
   Automobile ...............................       7,288        8,573        8,003
   Second mortgage ..........................      25,857       28,577       27,033
   Other ....................................       4,482        4,303        4,339
                                                 --------     --------     --------
     Total originations: ....................     160,278      125,860      122,645
Loan Purchases:
   First mortgage one-to four-family ........      13,001        5,104        1,865
   First mortgage multifamily ...............      20,545       22,891       20,876
   First mortgage commercial ................      11,540       56,434        5,043
Loan Sales:
   First mortgage-- one-to four-family ......     (48,188)     (52,899)     (49,309)
Transfer of mortgage loans (to) .............        (954)        (107)        (889)
   foreclosed real estate
Repayments ..................................    (133,400)    (124,535)    (110,813)
                                                 --------     --------     --------
Net loan activity ...........................      22,822       32,748      (10,582)
                                                 --------     --------     --------
     Total loans receivable at end of period    $ 367,396    $ 344,574    $ 311,826
                                                =========    =========    =========

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Net deferred fees and costs are recognized into income immediately upon prepayment of the related loan. At December 31, 2003, the Company had $113,000 of deferred loan origination fees, net. Such fees vary with the type of loans and commitments made. The Company typically charges a document preparation fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges and late charges and loan prepayment fees. The Company recognized fees and service charges of $2.9 million, $2.4 million and $2.0 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

Investment Activities

         At December 31, 2003, the Company's investment portfolio is comprised of State and Local Obligations, mortgage-backed securities, mutual funds, interest-bearing deposits and equity securities consisting of FHLMC preferred stocks, FNMA preferred stock, FHLB stock and other common stock. At December 31, 2003, $237,000, or 4.6%, of the Company's investment portfolio, excluding mortgage-backed securities, mutual funds and equity securities, was scheduled to mature in one year or less, and $2.4 million, or 47.4% was scheduled to mature within one to five years.

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

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                    At December 31,
                                         2003           2002           2001
                                         ----           ----           ----
                                                   (In thousands)

Investment securities:
     U.S. Government agencies (1) ..   $  --          $  --          $ 1,003
     Mortgage-backed securities ....     9,023          4,026          6,331
     State and Local Obligations (1)     5,133          6,073          5,952
     FHLB stock ....................     4,778          4,478          4,429
     Mutual Fund ...................     1,989          2,000          2,002
     Equity securities(2) ..........     6,029          6,257         11,649
                                       -------        -------        -------
       Total investment securities .    26,952         22,834         31,366
     Interest-earning deposits .....     7,125         13,026         17,650
                                       -------        -------        -------
       Total investments ...........   $34,077        $35,860        $49,016
                                       =======        =======        =======

______________________________________

(1) Certain securities have call features which allows the issuer to call the security prior to maturity date.

(2) Certain securities have call features which allows the issuer to call the security.

         Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 2003.

                                                                    At December 31, 2003
                                                                    --------------------
                                   One Year or Less       One to Five Years      Five to Ten Years        Over Ten Years
                                   ----------------       -----------------      -----------------        --------------
                                           Annualized              Annualized               Annualized              Annualized
                                            Weighted                Weighted                 Weighted                Weighted
                                Carrying    Average     Carrying    Average     Carrying     Average     Carrying     Average
                                  Value      Yield       Value       Yield       Value       Yield        Value       Yield
                                  -----      -----       -----       -----       -----       -----        -----       -----
                                                                   (Dollars in thousands)
Investment securities:
 Mortgage-backed securities     $    -          -%      $   94       5.60%       $1,570        5.80%      $7,358      4.66%
 State and Local Obligations(1)    237       4.23        2,431       4.62         1,759        4.97          706      6.27
 Mutual Fund............             -          -            -          -             -          -             -        -
 FHLB Stock.............             -          -            -          -             -          -             -        -
 Common Stock...........             -          -            -          -             -          -             -        -
 Preferred Stock-FNMA(2)             -          -            -          -             -          -             -        -
 Preferred Stock-FHLMC(2)            -          -            -          -             -          -             -        -
                                ------       ----       ------       ----        ------        ----       ------      ----
   Total securities available
    for sale............... .   $  237       4.23%      $2,525       4.66%       $3,329        5.36%      $8,064      4.80%

Interest-bearing deposits.       7,125       1.11            -          -             -          -             -        -
                                ------       ----       ------       ----        ------        ----       ------      ----
   Total investments....        $7,362       1.21%      $2,525       4.66%       $3,329        5.36%      $8,064      4.80%
                                ======       ====       ======       ====        ======        ====       ======      ====

                                                       Total
                                                       -----
                                                                      Annualized
                                                            Average    Weighted
                                    Carrying      Fair      Life in     Average
                                     Value        Value      Years      Yield
                                     -----        -----      -----      -----
                                               (Dollars in thousands)
Investment securities:
 Mortgage-backed securities        $ 9,022      $ 9,022        2          4.87%
 State and Local Obligations(1)      5,133        5,133        3          4.94
 Mutual Fund............             1,990        1,990                   2.18
 FHLB Stock.............             4,778        4,778                   3.00
 Common Stock...........                 4            4                      -
 Preferred Stock-FNMA(2)             1,010        1,010                   5.81
 Preferred Stock-FHLMC(2)            5,015        5,015                   3.75
                                   -------      -------                   ----
   Total securities available
    for sale............... .      $26,952      $26,952                   4.18%

Interest-bearing deposits.           7,125        7,125                   1.11
                                   -------      -------                   ----
   Total investments....           $34,077      $34,077                   3.53
                                   =======      =======                   ====

(1) Certain securities have call features which allows the issuer to call the security prior to maturity date.
(2) Certain securities have call features which allows the issuer to call the security.

Sources of Funds

         General. Deposits are the major source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from FHLB advances, the amortization and prepayment of loans, the maturity and calls of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Company uses short-term borrowings to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. During 2003, consumer and commercial deposits were attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including noninterst-bearing demand accounts, NOW accounts, savings accounts, money market savings, certificates of deposit and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company may pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. Public fund deposits totalled $3.3 million at December 31, 2003, a reduction of $2.0 million from December 31, 2002. Historically, the Company does not obtain retail funds through brokers through a solicitation of funds, nor by offering negotiated rates on certificates of deposit in excess of $100,000. Beginning fiscal year 2004, the Company's Board approved acceptance of deposits by these methods. Currently, however, the Company does not have any of these types of deposits.

         Deposit Portfolio. Deposits with the Company as of December 31, 2003, were represented by the various types of deposit programs described below.

 Weighted                                                                                                   Percentage
  Average                                          Checking and                Minimum                        of Total
Interest Rate     Original Term                   Savings Deposits             Balance       Balances         Deposits
-------------     -------------                   ----------------             -------       --------         --------
                                                                                           (Dollars in
                                                                                            thousands)
   0.00%             None                     Noninterest-bearing demand      $    50       $  9,161              3.23%
   0.17              None                     NOW accounts                         50         41,602             14.65
   0.30              None                     Savings accounts                     25         27,765              9.78
   0.88              None                     Money Market savings              2,500         25,785              9.08

                                              Certificates of Deposit
                                              -----------------------

   0.79              1-3 months               Fixed term, fixed rate          $ 1,000       $    237              0.08
   1.11              4-6 months               Fixed term, fixed rate            1,000          1,998              0.70
   1.56              7-9 months               Fixed term, fixed rate            1,000            805              0.28
   1.77              10-12 months             Fixed term, fixed rate            1,000         20,389              7.18
   2.89              13-24 months             Fixed term, fixed rate            1,000         56,159             19.79
   3.84              25-36 months             Fixed term, fixed rate            1,000         25,541              8.99
   4.23              37-48 months             Fixed term, fixed rate            1,000          5,054              1.78
   5.16              49-60 months             Fixed term, fixed rate            1,000         65,945             23.22
   5.72              61 months or greater     Fixed term, fixed rate            1,000          3,346              1.18
   1.00              Various                  Variable rate                       100            177              0.06
                                                                                            --------            ------
                                              Total deposits                                $283,964            100.00%
                                                                                            ========            ======

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

                                         Increase      Increase                   Increase      Increase
                              Balance   (Decrease)     (Decrease)      Balance   (Decrease)    (Decrease)    Balance
                             12/31/03        %             $          12/31/02       %            $           12/31/01
                              -------   ----------     ----------      -------   ----------    ----------    -------
                                                               (Dollars in thousands)
Noninterest bearing demand   $  9,161      12.32%      $  1,005      $  8,156      18.82%     $  1,292      $  6,864
NOW ......................     41,602      14.37          5,228        36,374       7.72         2,607        33,767
Savings account ..........     27,765       8.06          2,072        25,693      17.44         3,815        21,878
Money market savings .....     25,785       8.58          2,037        23,748     (15.48)       (4,348)       28,096
Certificates of deposit
  that mature:
    within 12 months .....     92,660      36.52         24,788        67,872     (28.33)      (26,833)       94,705
    within 12-36 months ..     56,268     (24.83)       (18,587)       74,855      41.16        21,828        53,027
    beyond 36 months .....     30,723     (23.77)        (9,579)       40,302      32.24         9,825        30,477
                             --------     ------       --------      --------     ------      --------      --------
      Total ..............   $283,964       2.51%      $  6,964      $277,000       3.05%     $  8,186      $268,814
                             ========       ====       ========      ========       ====      ========      ========

                                         Increase       Increase                  Increase     Increase
                              Balance   (Decrease)     (Decrease)      Balance   (Decrease)   (Decrease)     Balance
                             12/31/01        %             $          12/31/00       %            $         12/31/99
                             --------   ----------     ----------     --------   ----------   ----------    --------
                                                               (Dollars in thousands)
Noninterest bearing demand   $  6,864      13.06%      $    793      $  6,071      (5.32)%    $   (341)     $  6,412
NOW ......................     33,767      11.72          3,542        30,225       0.43           129        30,096
Passbook savings .........     21,878       0.71            154        21,724     (15.90)       (4,106)       25,830
Money market savings .....     28,096      14.59          3,577        24,519      40.40         7,055        17,464
Certificates of deposit
  that mature:
    within 12 months .....     94,705       1.65          1,533        93,172     (20.71)      (24,343)      117,515
    within 12-36 months ..     53,027     (14.43)        (8,945)       61,972      17.58         9,265        52,707
    beyond 36 months .....     30,477      29.78          6,993        23,484      11.78         2,477        21,007
                             --------     ------       --------      --------     ------      --------      --------
       Total .............   $268,814       2.93%      $  7,647      $261,167      (3.64)%    $ (9,864)     $271,031
                             ========       ====       ========      ========      =====      ========      ========

         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                            At December 31,
                               2003             2002                2001
                               ----             ----                ----
                                            (In thousands)
Rate

3.99% or less.............. $  95,626        $  68,526           $  23,765
4.00-5.99%.................    66,580           88,840              95,618
6.00-7.99%.................    17,445           25,664              58,814
8.00% or greater...........         -                -                  12
                            ---------        ---------           ---------
                            $ 179,651        $ 183,030           $ 178,209
                            =========        =========           =========


         The following table sets forth the amount and maturities of certificates of deposit at December 31, 2003.

                                                                 Amount Due
                             Less
                            Than 1        1-2          2-3          3-4          4-5        After 5
                             Year        Years        Years        Years        Years        Years        Total
                             ----        -----        -----        -----        -----        -----        -----
                                                               (In thousands)
Rate

3.99% or less.........      $60,997      $19,637      $ 4,919     $ 1,691       $ 8,382      $   -       $ 95,626
4.00-5.99%............       29,079        4,011       12,926      17,736         2,828          -         66,580
6.00-7.99%............        2,584       10,621        4,154          86             -          -         17,445
                            -------      -------      -------     -------       -------      -----       --------
                            $92,660      $34,269      $21,999     $19,513       $11,210      $   -       $179,651
                            =======      =======      =======     =======       =======      =====       ========

         The following table indicates the amount of the Company's certificates of deposit greater than $100,000 by time remaining until maturity at December 31, 2003. This amount does not include savings accounts of greater than $100,000, which totalled approximately $1.2 million at December 31, 2003.


                                                              Certificates
                                                             of Deposit over
                 Remaining Maturity                             $100,000
                 ------------------                             --------
                                                             (In thousands)

Three months or less...............................           $   2,848
Three through six months...........................               4,818
Six through twelve months..........................               3,689
Over twelve months.................................               7,396
                                                              ---------
  Total............................................           $  18,751
                                                              =========

         The following table sets forth the changes in deposits of the Company for the periods indicated:


                                             Year Ended December 31,
                                            2003      2002      2001
                                            ----      ----      ----
                                                 (In thousands)
Net increase (decrease) before interest
    credited ..........................   $   607   $   335   $(1,626)
Interest credited .....................     6,357     7,851     9,273
                                          -------   -------   -------
    Net increase in deposits ..........   $ 6,964   $ 8,186   $ 7,647
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

                                               For the
                                       Year Ended December 31,
                                       -----------------------
                                    2003        2002        2001
                                    ----        ----        ----
                                      (Dollars in thousands)
Weighted average rate paid on:
     FHLB advances ...........       4.63%       5.33%       6.01%
FHLB advances:
     Maximum balance .........   $103,021    $ 89,561    $ 88,563
     Average balance .........     96,904      82,996      75,827
Weighted average rate paid on:
     Other borrowings ........       1.00%       4.07%       2.39%
Other borrowings:
     Maximum balance .........   $     21    $    275    $    275
     Average balance .........         19          26          27

Title Abstract Business

         A component of the Company's operating strategy to increase non-interest income is through the abstract company business conducted through a wholly owned subsidiary, First Iowa Title Services Inc. ("First Iowa"). First Iowa currently provides real estate title abstracting services in Webster, Boone and Jasper counties. These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate. This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels. The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company. Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise. Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market, but the cost of this insurance may not be passed on to the borrower. First Iowa had 17 employees as of December 31, 2003.

Insurance and Annuity Business

         Another component of the Company's operating strategy to increase non-interest income is through First Federal Investment Services, Inc. ("First Federal Investments"), a wholly owned subsidiary of the Bank. First Federal Investments' activities include the sale of life insurance on mortgage loans, and credit life and accident and health insurance on consumer loans made by the Company. In addition, First Federal Investments sells life insurance annuity products, mutual funds and other noninsured products. First Federal Investments had two employees as of December 31, 2003.

Mortgage Company Business

         First Iowa Mortgage, Inc. is a wholly-owned subsidiary of the Bank. First Iowa Mortgage, Inc. originated first mortgage loans and subsequently sold these loans and the mortgage servicing rights to investors. First Iowa Mortgage, Inc. currently is inactive and these services are provided by the Bank.

Multifamily Apartment Buildings

         On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership with the Fort Dodge Housing Corporation ("FDHC"), a non-profit Iowa corporation formed to acquire, develop and manage low-and moderate-income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge. The Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. A 44-unit apartment complex was completed on February 1, 1997. The tax credits for the year ended December 31, 2003 are approximately $151,000. The tax credits will continue for an additional three-year period.

         On October 24, 1996, the Company formed the Northridge Apartments Limited Partnership II to acquire, develop and manage low-and moderate-income housing for residents of the Fort Dodge area. Northridge Partnership II was awarded low income housing tax credits in 2002 by the Iowa Finance Authority. These credits were awarded to construct a 23 unit apartment building in Fort Dodge, Iowa. A 23-unit apartment complex was completed on March 31, 2003. The tax credits for the year ended December 31, 2003 are approximately $86,000. Tax credits for 2003 were prorated from the date of occupancy by tenants. The tax credits will continue for an additional nine year period and will be approximately $127,000 annually. In addition, this building is located in an area designated as a state enterprise zone. A State of Iowa one time income tax credit of approximately $166,000 was awarded for the year ended December 31, 2003.

Personnel

         At December 31, 2003, the Company had 118 full-time and 24 part-time employees (including the 17 employees of First Iowa and the 2 employees at First Federal Investments). None of the Company's employees is represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

                           FEDERAL AND STATE TAXATION

Federal Taxation

         General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Holding Company. For federal income tax purposes, the Holding Company, the Bank and the Bank's subsidiaries will be eligible to file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below. The Holding Company and the Bank are not currently under audit by the IRS and have not been audited for the past five years.

         Bad Debt Reserves. The Bank, as a "small bank" (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to loans and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank's taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank has now recaptured (and taken into income) over a multi-year period a portion of the balance of its bad debt reserve as of December 31, 1995.

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

         Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by AMTI minimum tax net operating loss carryovers, of which there is none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. The Holding Company does not expect to be subject to the AMT.

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

                                   REGULATION

General

         The Bank is a federal savings bank subject to regulation, examination and supervision by the OTS and is subject to the examination and supervision of the Federal Deposit Insurance Corporation ("FDIC") as its deposit insurer. The Bank is a member of the SAIF, and its deposit accounts are insured up to applicable limits by the FDIC. All of the deposit premiums paid by the Bank to the FDIC for deposit insurance are currently paid to the SAIF. The Bank is also a member of the FHLB of Des Moines, which is one of the 12 regional FHLBs. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, and it must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The Holding Company, as a savings and loan holding company, files certain reports with, and otherwise complies with, the rules and regulations of the OTS and of the SEC under the federal securities laws.

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

Regulation of Federal Savings Associations

         Business Activities. The Bank derives its lending and investment powers from the HOLA, as amended, and the regulations of the OTS. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank's authority to invest in certain types of loans or other investments is limited by federal law.

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

         QTL Test. Under federal law, the Bank must comply with the qualified thrift lender, "QTL" test. Under the QTL test, the Bank is required to maintain at least 65% of its"portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, the Bank's total assets less the sum of:

        o       specified liquid assets up to 20% of total assets:

        o       goodwill and other intangible assets; and

        o       the value of property used to conduct the Bank's business

         The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at December 31, 2003, and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If the Bank fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter.

         Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: (1) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations, (2) a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System, and (3) a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.

         Tangible capital is defined, generally, as common stockholder's equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital.

         On May 10, 2002, the OTS adopted an amendment to its capital regulations which eliminated the interest rate risk component of the risk-based capital requirement.

         At December 31, 2003, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2003:

                                                Capital
                                 Bank        Requirements       Excess Capital
                                 ----        ------------       --------------
                                            (In thousands)
Tangible capital........     $  31,816        $   6,270          $  25,546
Core capital............        31,816           12,541             19,275
Risk-based capital......        34,958           22,554             12,404

         The OTS imposes various restrictions or requirements on the Company's ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. The Company must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Company's net income for that year plus the Company's retained net income for the previous two years.

         The OTS may disapprove of a notice of application if:

         o The Company would be undercapitalized following the distribution.

         o the proposed capital distribution raises safety and soundness concerns; or

         o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

         The CRA regulations establish an assessment system that bases an associations rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (a) a lending test, to evaluate the institution's record of making loans in its assessment areas; (b) an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and (c) a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

         Transactions with Related Parties. The Bank's authority to engage in transactions with its "affiliates" is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the Bank. In addition, the OTS regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

         Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

         Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

         The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more that the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank's Board of Directors.

         Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

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

         Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (i) are secured by real estate, or (ii) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.

         Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association's capital:

         o        well capitalized;

         o        adequately capitalized;

         o        undercapitalized; and

         o        critically undercapitalized.

         At December 31, 2003, the Bank met the criteria for being considered "well-capitalized." When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provision of federal law.

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

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of 0.12% of the total assets of the Bank. The Bank is also required to own activity based stock, which is based on 4.45% of the Bank's outstanding advances. These percentages are subject to change by the FHLB. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 2003 of $4.8 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

         Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $42.1 million. The amount of aggregate transaction accounts in excess of $42.1 million are currently subject to a reserve ratio of 10.0%. The FRB regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

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

         Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. ss. 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

         A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution in located, except, (i) in the case of certain emergency acquisitions approved by the FDIC;
(ii) if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or (iii) if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution charted by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

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

The USA PATRIOT Act

         In response to the events of September 11th, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

o Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.

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

The Sarbanes-Oxley Act

     On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

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

o an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

o requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

o requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the Securities and Exchange Commission) and if not, why not;

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



         Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

Federal Securities Laws

         The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

ITEM 2.  PROPERTIES

         The Company conducts its business through its main office located in Fort Dodge, Iowa and nine full-service offices located in Fort Dodge, Nevada, Ames, Perry, Ankeny, Clive, Burlington and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa Title Services at December 31, 2003. In addition to the properties listed below, First Federal Investments owns land and an office building in Fort Dodge, Iowa and equipment with a net book value of $195,000, Northridge Apartments Limited Partnership owns a multifamily apartment building with a net book value of $1.6 million and Northridge Apartment Limited Partnership II owns a multifamily apartment building with a book value of $1.4 million at December 31, 2003. The aggregate net book value of the Company's premises and equipment, on a consolidated basis was $9.8 million at December 31, 2003.

                                                  Lease
Location                  Opening Date       Expiration Date      Net Book Value

Main Office:
825 Central Avenue             1973                N/A             $ 1,320,192
Fort Dodge, Iowa

Branch Offices:
201 South 25th Street          1977                N/A             $   191,244
Fort Dodge, Iowa

404 Lincolnway                 1977                N/A             $   435,814
Nevada, Iowa

316 South Duff                 1995                N/A             $ 1,897,537
Ames, Iowa

1111-141st Street              1999                N/A             $   783,192
Perry, Iowa

321 North Third Street         1953                N/A             $   536,703
Burlington, Iowa

1010 North Roosevelt           1975                N/A             $   956,245
Burlington, Iowa

102 South Main                 1991                N/A             $   243,489
Mount Pleasant, Iowa

2204 Woodlands Parkway         2003                2004(3)         $         -
Clive, Iowa

13150 Hickman Road             2003                N/A             $ 1,393,760
Clive, Iowa

2110 SE Delaware               2003                N/A             $ 1,842,159
Ankeny, Iowa

First Iowa Offices:
628 Central Avenue             1982                N/A             $    21,896
Fort Dodge, Iowa

814 8th Street                 1996                (1)             $     8,827
Boone, Iowa

200 1st Street South           1996                2003 (2)        $    12,992
Newton, Iowa

_______________________

(1)  Month to month lease.
(2)  New lease effective January, 2004 for a five year term.
(3)  Leased office space for the temporary location of the Clive office.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The information required by this Item is incorporated herein by reference to page 62 of the Company's 2003 Annual Report to Shareholders under the heading "Shareholder Information," which section is included in Exhibit 13.1 to this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to page 4 of the Company's 2003 Annual Report to Shareholders under the heading "Selected Financial Data," which section is included in Exhibit 13.1 to this Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to pages 7 through 26 of the Company's 2003 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is included in
Exhibit 13.1 to this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference to pages 11 through 14 of the Company's 2003 Annual Report to Shareholders under the heading "Discussion of Market Risk--Interest Rate Sensitivity Analysis," which section is included in Exhibit 13.1 to this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to pages 27 through 60 of the Company's 2003 Annual Report to Shareholders under the headings "Independent Auditor's Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which sections are included in Exhibit 13.1 to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A  CONTROLS AND PROCEDURES

         Management, including the Company's President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors and Executive Officers of the Registrant is included under the headings "Information with Respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2004, which has been filed with the SEC and is incorporated herein by reference.

         The Company and the Bank have adopted a Code of Conduct and Ethics which applies to all employees, officers and directors of the Company. The Company has also adopted a Code of Ethics for Senior Financial Officers of North Central Bancshares, Inc., which applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for the Company. The Code of Ethics for Senior Financial Officers of the Company meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. In accordance with Item 406 of Regulation S-K, the Code of Ethics for Senior Financial Officers is filed herewith as Exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2004, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to security ownership of certain beneficial owners and management is included under the headings "Principal Shareholders of the Company" and "Security Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2004, which has been filed with the SEC and is incorporated herein by reference.

         The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2003.


                                                                                      Number of securities remaining
                                                                                      available for future issuance
         Plan category       Number of securities to be       Weighted-average        under equity compensation plans
         -------------        issued upon exercise of        exercise price of       (excluding securities reflected
                                 outstanding options         outstanding options              in column (a))
                                 -------------------         -------------------              --------------
                                         (a)                         (b)                           (c)

Equity compensation
plans approved by security
holders....................            167,610                   $  17.02                       28,605

Equity compensation
plans not approved by
security holders...........                - -                       - -                        40,000 1

 Total.....................            167,610                   $  17.02                       68,605 2

-----------------------
(1) The equity compensation plan not approved by shareholders is that portion of the 1996 Stock Option Plan which grants nonqualified options to directors out of a pool of 40,000 shares reserved to the plan without shareholder approval.

(2) Reflects 40,000 shares reserved for future grant under the 1996 Stock Option Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is included under the heading "Transaction with Certain Related Persons" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2004, which has been filed with the SEC and is incorporated herein by reference.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding the aggregate fees billed for each of the last two fiscal years by the Company's principal accountant is included under the heading "Principal Accountant Fees and Services" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2004, which has been filed with the SEC and is incorporated herein by reference.

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       Financial Statements, Schedules and Exhibits

          1. The consolidated balance sheets of North Central Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders'equity and cash flows for the years ended December 31, 2003, 2002 and 2001, together with the related notes and the independent auditor's report of McGladrey & Pullen, LLP, independent certified public accounts.

          2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

          3.   See Exhibit Index on following page.

(b)       Reports on Form 8-K filed during the last quarter of 2003.

         The Company filed a Form 8-K on October 27, 2003 furnishing to the Commission a press release announcing the Company's earnings for the period ended September 30, 2003.

(c) Exhibits Required by Item 601 of Securities and Exchange Commission Regulation S-K:

 Exhibit No.                        Description                         Page No.
 -----------                        -----------                         --------
    3.1       Articles of Incorporation of North Central Bancshares, Inc.   *
    3.2       Bylaws of North Central Bancshares, Inc.                      *
    3.3       Bylaws of North Central Bancshares, Inc., as amended
    4.1 Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) *
    4.2       Bylaws of First Federal Savings Bank of Iowa (formerly known
              as First Federal Savings Bank of Fort Dodge).                 *
    4.3       Specimen Stock Certificate of North Central Bancshares, Inc.  *
    4.4       Bylaws of First Federal Savings Bank of Iowa, as amended
   10.1       Employee Stock Ownership Plan of First Federal Savings
              Bank of Iowa (formerly known as First Federal Savings Bank
              of  Fort Dodge) and ESOP Trust Agreement                    *****
              (incorporating Amendments 1 and 2)
   10.1A      Amendment #1 to Employee Stock Ownership Plan of First
              Federal Savings Bank of Iowa (formerly known as First
              Federal Savings Bank of Fort Dodge) and ESOP Trust         *******
              Agreement
   10.1B      Amendment #2 to Employee Stock Ownership Plan of First
              Federal Savings Bank of Iowa (formerly known as First
              Federal Savings Bank of Fort Dodge) and ESOP Trust         *******
              Agreement
   10.2       ESOP Loan Documents, dated September 3, 1996                ****
   10.3       Employee Retention Agreements between First Federal
              Savings Bank of Fort Dodge and certain executive officers    **
   10.4       Employment Agreement between First Federal Savings Bank
              of Iowa (formerly known as First Federal Savings Bank of
              Fort Dodge) and David M. Bradley, effective as of             *
              August 31, 1994
   10.6       Form of Employment Agreement between North Central
              Bancshares, Inc. and David M. Bradley                         *
   10.8       North Central Bancshares, Inc. 1996 Stock Option Plan        ***
   10.9       Amendment No. 1 to the North Central Bancshares, Inc.
              1996 Stock Option Plan                                      *****
   10.10      Supplemental Retirement and Deferred Compensation Plan
              of First Federal Savings Bank of Iowa                      *******
   10.11      Form of Employment Agreement between First Federal Savings
              Bank of Iowa and C. Thomas Chalstrom                       ******
   10.12      Form of Employment Agreement between First Federal Savings
              Bank of Iowa and Kirk A. Yung                              ******
   10.13      Tax Allocation Agreement between North Central Bancshares,
              Inc. and Subsidiaries
   13.1       Annual Report to security holders
   14.1       Code of Ethics for Senior Financial Officers of North
              Central Bancshares, Inc.
   21.1       Subsidiaries of the Registrant                                *
   23.1       Consent of McGladrey & Pullen, LLP
   31.1       Rule 13a-14(a)/15d-14(a) Certifications
   32.1       Section 1350 Certifications

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


(d) No financial schedules required by Regulation S-X are filed, and as such are excluded from the Annual Report as provided by Exchange Act Rule 14a-3(b)(1).

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 North Central Bancshares, Inc.

Date:  March  22, 2004           /s/ David M. Bradley
                                 --------------------
                                 By: David M. Bradley
                                 Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Name                                 Title                         Date
       ----                                 -----                         ----

/s/ David M. Bradley           President, Chief Executive Officer,      03/22/04
--------------------           Director, and Chairman of the Board
David M. Bradley               (principal executive officer)



/s/ John L. Pierschbacher      Treasurer                                03/22/04
-------------------------      (principal accounting and
John L. Pierschbacher          financial officer)



/s/ Robert H. Singer, Jr.      Director                                 03/22/04
-------------------------
Robert H. Singer, Jr.


/s/ Melvin R. Schroeder        Director                                 03/22/04
-----------------------
Melvin R. Schroeder


/s/ Mark M. Thompson           Director                                 03/22/04
--------------------
Mark M. Thompson


/s/ Craig R. Barnes            Director                                 03/22/04
-------------------
Craig R. Barnes