Form 10-Q
period 2004-03-31
NORTH CENTRAL BANCSHARES INC
filed 2004-05-13
CIK 1005188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                     --------------  --------------

                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

      Iowa                                                    42-1449849
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

       Registrant's Telephone Number, Including Area Code: (515) 576-7531

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at April 30, 2004
--------------------------------------------------------------------------------
Common Stock, $.01 par value                                1,567,780

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX

                                                                            Page

Part I.  Financial Information

                  Item 1.   Consolidated Condensed
                  Financial Statements (Unaudited)                       1 to 3

                  Consolidated Condensed Statements of
                  Financial Condition at March 31, 2004
                  and December 31, 2003                                  1

                  Consolidated Condensed Statements of
                  Income for the three months ended
                  March 31, 2004 and 2003                                2

                  Consolidated Condensed Statements of
                  Cash Flows for the three months ended
                  March 31, 2004 and 2003                                3

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

                  Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                        March 31,      December 31,
ASSETS                                                                    2004            2003
                                                                    -------------    -------------
Cash and due from banks:
     Interest-bearing                                               $   5,805,189    $   7,124,828
     Noninterest-bearing                                                2,805,860        2,893,745
Securities available-for-sale                                          26,905,015       26,952,157
Loans receivable, net                                                 381,456,216      362,959,238
Loans held for sale                                                       642,650          326,900
Accrued interest receivable                                             1,874,383        1,866,521
Foreclosed real estate                                                  1,364,941        1,453,353
Premises and equipment, net                                            10,073,702        9,842,477
Rental real estate                                                      2,927,091        2,968,918
Title plant                                                               925,256          925,256
Goodwill                                                                4,970,800        4,970,800
Deferred taxes                                                            755,306          757,543
Prepaid expenses and other assets                                       1,036,057          967,565
                                                                    -------------    -------------

     Total assets                                                   $ 441,542,466    $ 424,009,301
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                       $ 294,118,863    $ 283,963,569
     Borrowed funds                                                   102,998,265       95,004,605
     Advances from borrowers for taxes and insurance                    1,138,860        1,736,755
     Dividends payable                                                    397,070          337,907
     Accrued expenses and other liabilities                             1,688,586        1,374,824
                                                                    -------------    -------------
        Total liabilities                                             400,341,664      382,417,660
                                                                    -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock ($.01 par value, authorized
         3,000,000 shares; issued and outstanding none)                      --               --
     Common stock ($.01 par value, authorized 15,500,000
         shares;  issued 2004, 1,642,485; 2003, 1,604,780 shares)          16,425           16,048
     Additional paid-in capital                                        18,627,732       17,711,322
     Retained earnings, substantially restricted                       24,929,615       24,103,330
     Accumulated other comprehensive income (loss)                         25,229          (71,266)
     Less cost of treasury stock, 2004, 61,705 shares;
         2003, none                                                    (2,265,060)            --
     Unearned shares, employee stock ownership plan                      (133,139)        (167,793)
                                                                    -------------    -------------
         Total stockholders' equity                                    41,200,802       41,591,641
                                                                    -------------    -------------

Total liabilities and stockholders' equity                          $ 441,542,466    $ 424,009,301
                                                                    =============    =============

    See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                          2004        2003
                                                      ----------   ----------
Interest income:
    Loans receivable                                  $5,816,384   $6,168,662
    Securities and cash deposits                         284,106      357,721
                                                      ----------   ----------
                                                       6,100,490    6,526,383
                                                      ----------   ----------
Interest expense:
    Deposits                                           1,727,150    2,081,680
    Borrowed funds                                     1,089,877    1,098,008
                                                      ----------   ----------
                                                       2,817,027    3,179,688
                                                      ----------   ----------

Net Interest Income                                    3,283,463    3,346,695

Provision for loan losses                                 60,000       60,000
                                                      ----------   ----------

Net interest income after provision for loan losses    3,223,463    3,286,695
                                                      ----------   ----------

Noninterest income:
    Fees and service charges                             704,233      563,592
    Abstract fees                                        353,839      434,020
    Mortgage banking fees                                 53,981      174,368
    Other income                                         319,805      220,980
                                                      ----------   ----------

       Total noninterest income                        1,431,858    1,392,960
                                                      ----------   ----------

Noninterest expense:
    Salaries and employee benefits                     1,582,325    1,432,360
    Premises and equipment                               358,989      309,172
    Data processing                                      139,514      134,319
    Other expenses                                       782,099      681,899
                                                      ----------   ----------

       Total noninterest expense                       2,862,927    2,557,750
                                                      ----------   ----------

Income before income taxes                             1,792,394    2,121,905

Provision for income taxes                               575,883      619,520
                                                      ----------   ----------

Net Income                                            $1,216,511   $1,502,385
                                                      ==========   ==========

Basic earnings per common share                       $     0.77   $     0.94
                                                      ==========   ==========

Earnings per common share- assuming dilution          $     0.73   $     0.88
                                                      ==========   ==========

Dividends declared per common share                   $     0.25   $     0.21
                                                      ==========   ==========

Comprehensive income                                  $1,313,006   $1,528,771
                                                      ==========   ==========

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                             Three Months Ended
                                                                                   March 31,
                                                                             2004            2003
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  1,216,511    $  1,502,385
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                60,000          60,000
     Depreciation                                                            205,751         180,507
     Amortization and accretion                                              162,036         132,316
     Deferred taxes                                                          (55,169)       (116,818)
     Effect of contribution to employee stock ownership plan                 132,595         135,600
     (Gain) on sale of foreclosed real estate and loans, net                 (57,081)       (184,570)
     Loss on disposal of equipment and premises, net                             594              96
     Proceeds from sales of loans held for sale                            3,826,833      11,757,787
     Originations of loans held for sale                                  (4,088,602)    (11,399,548)
     Change in assets and liabilities:
        Accrued interest receivable                                           (7,862)        (25,677)
        Prepaid expenses and other assets                                    (68,492)       (194,653)
        Accrued expenses and other liabilities                               313,762         774,491
                                                                        ------------    ------------

           Net cash provided by operating activities                       1,640,876       2,621,916
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in loans                                                 6,533,157      11,647,249
     Purchase of loans                                                   (25,283,810)    (19,910,025)
     Proceeds from sales of securities available-for-sale                    294,200            --
     Purchase of securities available-for-sale                              (622,800)    (10,865,958)
     Proceeds from maturities of securities available-for-sale               517,630         735,258
     Purchase of premises and equipment and rental real estate              (395,743)       (946,063)
     Proceeds from sale of equipment                                            --              --
     Other                                                                   135,165          56,623
                                                                        ------------    ------------
           Net cash (used in) investing activities                       (18,822,201)    (19,282,916)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                             10,155,294       3,748,929
     (Decrease) in advances from borrowers for taxes and insurance          (597,895)       (498,756)
     Net change in short-term borrowings                                   8,000,000       6,000,000
     Proceeds from other borrowed funds                                         --        16,000,000
     Payments on other borrowings                                             (6,320)     (4,034,122)
     Purchase of treasury stock                                           (2,265,060)     (2,390,794)
     Dividends paid                                                         (331,063)       (286,386)
     Issuance of common stock                                                818,845         771,575
                                                                        ------------    ------------
           Net cash provided by financing activities                      15,773,801      19,310,446
                                                                        ------------    ------------
           Net increase (decrease) in cash                                (1,407,524)      2,649,446

CASH
     Beginning                                                            10,018,573      15,168,601
                                                                        ------------    ------------
     Ending                                                             $  8,611,049    $ 17,818,047
                                                                        ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
     Interest paid to depositors                                        $  1,674,277    $  2,106,663
     Interest paid on borrowings                                           1,089,834       1,097,954
     Income taxes                                                             38,576            --

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month periods ended March 31, 2004 and 2003 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results, which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended March 31, 2004, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,582,434 and 1,658,884, respectively. For the three-month period ended March 31, 2003, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,594,015 and 1,701,331, respectively.

3.       DIVIDENDS

On February 27, 2004, the Company declared a cash dividend on its common stock, payable on April 7, 2004 to stockholders of record as of March 16, 2004, equal to $0.25 per share.

4.       GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2003 and has determined that there has been no impairment of goodwill.

As of March 31, 2004 and December 31, 2003, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three months ended March 31, 2004 or March 31, 2003.

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

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported net income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                           Three Months Ended      Three Months Ended
                                                              March 31, 2004         March 31, 2003
                                                           ------------------      ------------------
   Net income, as reported                                    $ 1,216,511             $ 1,502,385
   Deduct: Total stock-based employee compensation
       expense determined under fair value based
       method for all awards, net of related tax effects          (32,810)                (39,677)
                                                              -----------             -----------
                 Pro forma net income                         $ 1,183,701             $ 1,462,708
                                                              ===========             ===========

   Earnings per common share - basic:
       As reported                                            $      0.77             $      0.94
       Pro forma                                                     0.75                    0.92

   Earnings per common share - assuming dilution:
       As reported                                            $      0.73             $      0.88
       Pro forma                                                     0.71                    0.86

The fair values of the grants are estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2004 and 2003, respectively: dividend rate of 2.3% and 2.3%, price volatility of 20% and 20%, risk-free interest rate of 4.10% and 3.70%, and expected lives of 8 years for all periods.

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

Executive Overview

North Central Bancshares, Inc.'s business strategy is to operate the Bank as a well-capitalized, profitable and independent community oriented savings bank. Specifically, the Company's business strategy incorporates the following elements: (1) operating as a community oriented financial institution; (2) increasing loan and deposit balances in existing branch offices as well as by establishing de novo branch offices in markets where population growth trends are positive such as the Des Moines, Iowa metropolitan area; (3) maintaining high asset quality by emphasizing investment in residential mortgage, multifamily and commercial real estate loans and consumer loans; (4) emphasizing growth in core deposits, which includes demand deposit, NOW, money market and savings accounts; (5) maintaining capital in excess of regulatory requirements;
(6) controlling noninterest expense; (7) managing interest rate risk exposure; and (8) increasing noninterest income through increases in fees, service charges and sales of noninsured products.

The purpose of this summary is to provide an overview of the items management focuses on when evaluating the condition of the Company and our success in implementing our stockholder value strategy. Our stockholder value strategy has three major themes: (1) enhancing our shareholders' value; (2) making our retail banking franchise more valuable; and (3) efficiently utilizing our capital.

Management believes the following points were the most important to that analysis this quarter:

   o A key factor in the Company's management of Capital is the Company's stock repurchase programs. An active stock repurchase program has consistently been used by the Company to manage capital and increase earnings per share. Since the Company's inception it has repurchased 2,688,272 shares at a cost of $49.7 million as of March 31, 2004.

   o The Bank continues to open new offices in market areas where population growth trends are positive. A temporary office was opened in Clive, Iowa in October, 2003. The Clive office's permanent location opened in March, 2004. The Bank opened a permanent office in Ankeny, Iowa in February, 2003. Both of these locations are in suburbs of Des Moines which is Iowa's largest metropolitan area. The Company will continue to analyze de novo branch opportunities in the Des Moines metropolitan area. Noninterest expenses have increased during the quarters ended March 31, 2004 and 2003 in part due to the Company's strategy of opening de novo branch offices. We believe that this strategy will result in loan and deposit growth for the Company but will negatively impact net earnings until each de novo branch achieves profitability.

    o Consistent with the Bank's emphasis on attracting and retaining core deposits, deposit fee growth continued a strongly positive trend. The growth in core deposits is due in part to a new direct mail marketing program implemented in early 2003 emphasizing checking accounts. This direct mail program is ongoing and is expected to result in a continued growth in core deposits and fee income.

    o Management believes that the allowance for loan losses is adequate. The allowance for loan losses to nonaccrual loans was 1,275.76% at March 31, 2004. Net annualized chargeoffs for 2004 were .03% of total loans and have averaged 0.04% of total loans for the past five years. During the first quarter of 2004, the Company's loan portfolio increased $18.5 million or 5.1%. This increase primarily consisted of increases in the commercial and multifamily real estate loans, which carry a higher level of credit risk than other loans in the portfolio. The Company's provision for loan losses for the three months ended March 31, 2004 was $60,000.

    o Purchases and originations of out of state real estate loans remained an integral part of the Company's o business plan. The Company has purchased and originated out of state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.


FINANCIAL CONDITION

Total assets increased $17.5 million, or 4.1%, to $441.5 million at March 31, 2004 from $424.0 million at December 31, 2003. The increase in assets was due primarily to increases in net loans receivable, offset in part by a decrease in interest bearing cash and due from banks.

Total loans receivable, net, increased by $18.5 million, or 5.1%, to $381.5 million at March 31, 2004 from $363.0 million at December 31, 2003, primarily due to the origination of $12.9 million of first mortgage loans secured by one-to-four family residences and multifamily loans, purchases of first mortgage loans primarily secured by multifamily residences and commercial real estate loans of $24.3 million, and originations of $4.6 million of second mortgage loans during the quarter ended March 31, 2004. These originations and purchases were offset in part by payments and prepayments of $22.4 million and sales of loans of $4.1 million during the quarter ended March 31, 2004. Loan originations and repayments decreased in the first quarter of 2004 as compared to the first quarter of 2003 primarily due to the ongoing low interest rate environment in 2004. The Company sells substantially all fixed-rate loans primarily with maturities in excess of 15 years in the secondary mortgage market in order to reduce interest rate risk. The Company has also sold a portion of the fixed-rate loans with 15 year maturities in the secondary market in order to reduce interest rate risk. Interest bearing cash decreased $1.3 million, or 18.5%, to $5.8 million at March 31, 2004 from $7.1 million at December 31, 2003 as the Company invested cash in loans.

Deposits increased $10.2 million, or 3.6%, to $294.1 million at March 31, 2004 from $284.0 million at December 31, 2003, primarily reflecting increases in NOW accounts, savings accounts, money market accounts and retail certificate of deposit accounts. The increase in deposits is due primarily to the opening of two new offices in Ankeny and Clive, Iowa and management's marketing efforts. Borrowings, primarily FHLB advances, increased $8.0 million, to $103.0 million at March 31, 2004 from $95.0 million at December 31, 2003. The increase in borrowed funds is due primarily to an increase in short term borrowings. The Company utilized the increase in deposits and FHLB advances to fund loans.

Total shareholders' equity decreased $391,000 to $41.2 million at March 31, 2004 from $41.6 million at December 31, 2003, primarily due to funds used for the repurchase of stock and dividends paid to shareholders, offset in part by net income, stock options exercised and increases in unrealized gains on securities available for sale.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2004, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2004 were as follows:


                                            Amount          Percentage of Assets
                                            ------          --------------------
                                                 (dollars in thousands)
     Tangible capital:
          Capital level                    $ 32,043                 7.35%
          Less Requirement                    6,538                 1.50%
                                           --------                 ----
          Excess                           $ 25,505                 5.85%
                                           ========                 ====

     Core capital:
          Capital level                    $ 32,043                 7.35%
          Less Requirement                   17,434                 4.00%
                                           --------                 ----
          Excess                           $ 14,609                 3.35%
                                           ========                 ====

     Risk-based capital:
          Capital level                    $ 35,176                12.01%
          Less Requirement                   23,428                 8.00%
                                           --------                 ----
          Excess                           $ 11,748                 4.01%
                                           ========                 ====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first three months of 2004 and 2003, principal payments, repayments and proceeds from sale of loans totaled $26.5 million and $44.7 million, respectively. The net increase in deposits during the first three months of 2004 and 2003 totaled $10.2 million and $3.7 million, respectively. The proceeds from borrowed funds during the three months ended March 31, 2004 and 2003 totaled none and $16.0 million, respectively. The net change in short term borrowings during the three months ended March 31, 2004 and 2003 totaled $8.0 million and $6.0 million, respectively. During the first three months of 2004 and 2003, the proceeds from the maturities, calls and sales of securities totaled $518,000 and $735,000, respectively. Cash provided from operating activities during the first three months of 2004 and 2003 totaled $1.6 million and $2.6 million, respectively. The Company's primary use of funds is to originate and purchase loans, purchase securities available for sale, repay borrowed funds and other financing activities. During the first three months of 2004 and 2003, the Company's gross purchases and origination of loans totaled $44.3 million and $53.0 million, respectively. The purchase of securities available for sale for the three months ended March 31, 2004 and 2003 totaled $623,000 and $10.9 million, respectively. The repayment of borrowed funds during the first three months of 2004 and 2003 totaled $6,000 and $4.0 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of March 31, 2004, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

The Company repurchased 61,705 shares of common stock during the three months ended March 31, 2004 at an average price of $36.71.

On January 7, 2004, the Company paid a quarterly cash dividend of $0.21 per share on common stock outstanding as of the close of business on December 15, 2003, aggregating $338,000. On February 27, 2004, the Company declared a quarterly cash dividend of $0.25 per share payable on April 7, 2004 to shareholders of record as of the close of business on March 16, 2004, aggregating $397,000.

RESULTS OF OPERATIONS

Net Income. Net income decreased by $286,000 to $1.2 million for the quarter ended March 31, 2004 compared to $1.5 million for the same period in 2003. Net income is primarily dependent on net interest income, noninterest income, noninterest expense and income tax expense. The decrease in net income was primarily due to increases in noninterest expenses and decreases in net interest income, offset in part by increases in noninterest income and decreases in income tax expense.

Net Interest Income. Net interest income before provision for loan losses decreased by $63,000 to $3,283,000 for the quarter ended March 31, 2004 from $3,347,000 for the quarter ended March 31, 2003. The decrease is primarily due to a decrease in the yield on interest earning assets and an increase in the average balance of interest bearing liabilities, offset in part by an increase in the average balance of interest earning assets and the decrease in the average cost of funds. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.97% for the quarter ended March 31, 2004 from 3.11% for the quarter ended March 31, 2003. The decrease in interest rate spread reflects the general decrease in the yield on interest earning assets offset in part by the decrease in the overall cost of interest bearing liabilities. The decrease in the yield on interest earning assets and the cost of interest bearing liabilities reflects a continuing low interest rate environment.

Interest Income. Interest income decreased by $426,000 to $6.1 million for the quarter ended March 31, 2004 compared to $6.5 million for the quarter ended March 31, 2003. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average balance of interest earning assets. The average yield on interest earning assets decreased to 6.01% for the quarter ended March 31, 2004 from 6.65% for the quarter ended March 31, 2003, primarily due to the continuing low interest rate environment. The average balance of interest earning assets increased $13.0 million to $406.4 million for the quarter ended March 31, 2004, from $393.4 million for 2003. The increase in the average balance of interest earning assets primarily reflects increases in the average balances of first mortgage loans, offset in part by decreases in interest bearing cash and due from banks. The increase in the average balances of first mortgage loans were primarily derived from originations of first mortgage loans secured by one-to four-family residences, purchases of first mortgage loans secured by multifamily residences and commercial real estate, which originations and purchases were offset in part by payments and prepayments and sales of loans during the twelve months ended March 31, 2004. This reflects the Company's continued emphasis on residential lending. See "Financial Condition."

Interest Expense. Interest expense decreased by $363,000 to $2.8 million for the quarter ended March 31, 2004 compared to $3.2 million for the quarter ended March 31, 2003. The decrease in interest expense was primarily due to a decrease in the average cost of funds, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of funds decreased to 3.04% for the quarter ended March 31, 2004 from 3.54% for the quarter ended March 31, 2003, primarily due to the continuing low interest rate environment. The decrease in interest expense was partially offset by a $9.6 million increase in the average balance of interest-bearing liabilities to $373.3 million for the quarter ended March 31, 2004, from $363.7 million for the same period in 2003. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the NOW, money market, savings and certificates of deposit accounts and borrowed funds. The increase in average interest bearing deposits was primarily due to the opening of two new branches in Ankeny and Clive and the Company's marketing efforts. The increase in interest bearing liabilities was primarily used to fund loans.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three month periods ended March 31, 2004 and 2003, respectively.

                                                                       For the Three Months Ended March 31,
                                             ---------------------------------------------------------------------------------------
                                                                  2004                                        2003
                                             ---------------------------------------------------------------------------------------
                                                 Average                       Average        Average                      Average
                                                 Balance        Interest      Yield/Cost      Balance       Interest      Yield/Cost
                                                 -------        --------      ----------      -------       --------      ----------
                                                                               (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans                                      $ 369,982      $   5,816         6.29%       $ 347,486     $   6,169          7.12%
     Securities available-for-sale                 27,023            258         3.82           29,192           322          4.42
     Interest bearing cash                          9,413             26         1.12           16,710            35          0.86
                                                ---------      ---------       ------        ---------     ---------        ------
       Total interest-earning assets              406,418          6,100         6.01%         393,388         6,526          6.65%
   Noninterest-earning assets                      23,189      ---------       ------           21,166     ---------        ------
                                                ---------                                    ---------
       Total assets                             $ 429,607                                    $ 414,554
                                                =========                                    =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings             $  70,267      $      85         0.49%       $  63,052     $     114          0.73%
       Passbook savings                            28,655             22         0.31           26,624            51          0.78
       Certificates of deposit                    177,973          1,620         3.66          180,204         1,916          4.31
       Borrowed funds                              96,356          1,090         4.55           93,816         1,098          4.75
                                                ---------      ---------       ------        ---------     ---------        ------
     Total interest-bearing liabilities           373,251      $   2,817         3.04%         363,696     $   3,179          3.54%
                                                               ---------       ------                      ---------        ------
     Noninterest-bearing liabilities               14,504                                       11,932
                                                ---------                                    ---------
         Total liabilities                        387,755                                      375,628
     Equity                                        41,852                                       38,926
                                                ---------                                    ---------
         Total liabilities and equity           $ 429,607                                    $ 414,554
                                                =========                                    =========

     Net interest income                                       $  3,283                                    $  3,347
                                                               ========                                    ========
     Net interest rate spread                                                    2.97%                                        3.11%
                                                                                 ====                                         ====
     Net interest margin                                                         3.23%                                        3.40%
                                                                                 ====                                         ====
     Ratio of average interest-earning assets
         to average interest-bearing
         liabilities                                                           108.89%                                      108.16%
                                                                               ======                                       ======

Provision for Loan Losses. The Company's provision for loan losses was $60,000 for each of the quarters ended March 31, 2004 and 2003. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, which includes a significant amount of multifamily and commercial real estate loans, substantially all of which are purchased and are secured by properties located out of state, and other factors related to the collectibility of the Company's loan portfolio. The Company's total loan portfolio increased $17.7 million or 4.8%, from March 31, 2004 as compared to March 31, 2003. This increase primarily consisted of increases in the commercial and multifamily real estate loans, offset in part by a decrease in one-to-four family first mortgage real estate loans. The Company's out of state loans increased $8.0 million, or 5.4%, from March 31, 2004, as compared to March 31, 2003. The properties securing the loans purchased are primarily out of state and constitute a higher rate of risk than originated loans due to the size, locations and type of collateral securing such loans. The economic conditions in the Bank's primary market areas are currently stable. The net charge-offs were $32,000 for the quarter ended March 31, 2004 as compared to $23,000 for the quarter ended March 31, 2003. The increase in charge-offs were primarily due to an increase in the charge-offs of automobile and second mortgage loans. The resulting allowance for loan loss was $3.2 million and $3.2 million at March 31, 2004 and March 31, 2003, respectively.

The allowance for loan losses as a percentage of total loans receivable decreased to 0.83% at March 31, 2004 from 0.89% at March 31, 2003. The level of nonperforming loans was $250,000 at March 31, 2004 and $544,000 at March 31, 2003.

Management believes that the allowance for loan losses is adequate as of March 31, 2004. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $39,000, or 2.8%, to $1,432,000 for the quarter ended March 31, 2004 from $1,393,000 for the quarter ended March 31, 2003. The increase is due to increases in fees and service charges and other income, offset in part by decreases in mortgage banking income (gain on sale of loans) and abstract fees. Fees and service charges increased $141,000 due to an increase in fees associated with checking accounts, including overdraft fees and increases in loan prepayment fees. Other income, which primarily includes annuity and mutual fund sales, rent income, insurance sales and income associated with foreclosed real estate, increased $99,000 due to an increase in annuity and mutual fund sales, increased rental income associated with the opening of a second multifamily apartment building in March, 2003 and increases in insurance sales. Mortgage banking income decreased $120,000 due primarily to a decrease in originations of loans held for sale. Abstract fees decreased $80,000 due to decreased sales volume as a result of a general decrease in real estate activity, such as loan originations and refinances.

Noninterest Expense. Total noninterest expense increased by $305,000 to $2.9 million for the quarter ended March 31, 2004 from $2.6 million for the quarter ended March 31, 2003. The increase is primarily due to an increase in salaries and employee benefits, other expenses and premises and equipment. Salaries and benefits increased $150,000 due to an increase in personnel at the Ankeny and Clive offices, increases in the Company's contribution to the retirement plan, normal salary increases and increases in other incentives associated with deposit growth and annuity and mutual fund sales. Other expenses increased $100,000 primarily due to increases in marketing costs in conjunction with a direct mail checking account promotion, increased apartment operating costs associated primarily from the opening of a second multifamily apartment building in March, 2003, increases in professional fees, increases in costs associated with checking accounts, including write-offs of overdrafts and an increase in costs associated with the Ankeny and Clive offices. Premises and equipment increased $50,000 primarily due to an increase in the costs associated with the Ankeny and Clive offices. The Company's efficiency ratio for the quarter ended March 31, 2004 and 2003 was 60.72% and 53.96%, respectively. The Company's ratio of noninterest expense to average assets for the quarters ended March 31, 2004 and 2003 were 2.67% and 2.46%, respectively.

Income Taxes. Income taxes decreased by $44,000 to $576,000 for the quarter ended March 31, 2004 as compared to $620,000 for the quarter ended March 31, 2003. The decrease was principally due to a decrease in pre-tax earnings during the 2004 period as compared to the 2003 period, an increase in recurring federal income tax credits from Northridge Apartment Limited Partnership II, offset in part by a one time state tax credit from Northridge Apartment Limited Partnership II, which decreased income tax expense by approximately $110,000 in 2003.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk since December 31, 2003.

ITEM 4.

CONTROLS AND PROCEDURES

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

The following table provides information with respect to purchases made by or on behalf of the Company or any "affilited purchases' (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2004.

                    CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                                                            Total Number of       Maximum Number of
                                                                          Shares Purchased as    Shares that May Yet
                              Total Number of       Average Price Paid      Part of Publicly      Be Purchased Under
         Period              Shares Purchased           Per Share            Announced Plans           The Plan
---------------------------------------------------------------------------------------------------------------------
January 1, 2004 to
January 31, 2004                     - -                 - -                      - -                   82,900

February 1, 2004 to
February 29, 2004                 47,705               $36.30                   47,705                  35,195

March 1, 2004 to
March 31, 2004                    14,000               $38.10                   14,000                     - -
                                  ------                                        ------
         Total                    61,705                                        61,705


Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         (a)  Not applicable

         (b)  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2003
         Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2003

         (b) Reports on Form 8-K

         On January 27, 2004 the Company furnished to the Commission a press release announcing the Company's earnings for the period ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NORTH CENTRAL BANCSHARES, INC.

DATE: May 13, 2004                BY: /s/ David M. Bradley
                                      --------------------
                                      David M. Bradley, Chairman, President and
                                      Chief Executive Officer


DATE: May 13, 2004                BY: /s/ John L. Pierschbacher
                                      -------------------------
                                      John L. Pierschbacher
                                      Principal Financial Officer