Form 10-Q
period 2004-06-30
NORTH CENTRAL BANCSHARES INC
filed 2004-08-13
CIK 1005188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                       --------------  ---------------


                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Iowa                                              42-1449849
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I. R. S. Employer
 Incorporation or Organization)                           Identification Number)

                825 Central Avenue         Fort Dodge, Iowa 50501
                -------------------------------------------------
                    (Address of Principal Executive Offices)

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
Yes   X       No
     ---        ---

     Indicate by check mark whether the Registrant is an accelerated Filer (as defined in Rule 12b-2 of the Exchange Act).
Yes           No  X
   ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 30, 2004
--------------------------------------------------------------------------------
Common Stock, $.01 par value                                1,562,780

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                        Page

Part I.  Financial Information

                  Item 1.  Consolidated Condensed
                  Financial Statements (Unaudited)                      1 to 3

                  Consolidated Condensed Statements of
                  Financial Condition at June 30, 2004
                  and December 31, 2003                                 1

                  Consolidated Condensed Statements of
                  Income for the three and six months ended
                  June 30, 2004 and 2003                                2

                  Consolidated Condensed Statements of
                  Cash Flows for the six months ended
                  June 30, 2004 and 2003                                3

                  Notes to Consolidated Condensed Financial
                  Statements                                            4 & 5

                  Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of Operations      6 to 13

                  Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                     13

                  Item 4. Controls and Procedures                       14

Part II. Other Information

                  Items 1 through 6                                     15 to 16

                  Signatures                                            17

                  Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                June 30,      December 31,
                                                                  2004            2003
                                                            -------------    -------------
ASSETS

Cash and due from banks:
     Interest-bearing                                       $   6,339,460    $   7,124,828
     Noninterest-bearing                                        2,163,118        2,893,745
Securities available-for-sale                                  24,692,614       26,952,157
Loans receivable, net                                         392,535,845      362,959,238
Loans held for sale                                               811,561          326,900
Accrued interest receivable                                     1,884,799        1,866,521
Foreclosed real estate                                          1,170,226        1,453,353
Premises and equipment, net                                    10,013,907        9,842,477
Rental real estate                                              2,885,265        2,968,918
Title plant                                                       925,256          925,256
Goodwill                                                        4,970,800        4,970,800
Deferred taxes                                                    966,696          757,543
Prepaid expenses and other assets                                 869,525          967,565
                                                            -------------    -------------

     Total assets                                           $ 450,229,072    $ 424,009,301
                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                               $ 302,531,610    $ 283,963,569
     Borrowed funds                                           102,487,641       95,004,605
     Advances from borrowers for taxes and insurance            1,713,174        1,736,755
     Dividends payable                                            390,695          337,907
     Accrued expenses and other liabilities                     1,886,250        1,374,824
                                                            -------------    -------------

        Total liabilities                                     409,009,370      382,417,660
                                                            -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock ($.01 par value, authorized
         3,000,000 shares; issued and outstanding none)              --               --
     Common stock ($.01 par value, authorized 15,500,000
         shares;  issued 2004, 1,571,780; 2003, 1,604,780          15,718           16,048
shares)
     Additional paid-in capital                                18,060,860       17,711,322
     Retained earnings, substantially restricted               23,951,330       24,103,330
     Accumulated other comprehensive (loss)                      (350,378)         (71,266)
     Less cost of treasury stock, 2004, 9,000 shares;
         2003, none                                              (342,250)            --
     Unearned shares, employee stock ownership plan              (115,578)        (167,793)
                                                            -------------    -------------
         Total stockholders' equity                            41,219,702       41,591,641
                                                            -------------    -------------

Total liabilities and stockholders' equity                  $ 450,229,072    $ 424,009,301
                                                            =============    =============

    See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                               Three Months Ended          Six Months Ended
                                                                     June 30,                  June 30,
                                                              2004          2003          2004          2003
                                                              ----          ----          ----          ----
Interest income:
    Loans receivable                                      $ 5,910,413   $ 6,063,880   $11,726,797   $12,232,542
    Securities and cash deposits                              252,833       377,015       536,939       734,736
                                                          -----------   -----------   -----------   -----------
                                                            6,163,246     6,440,895    12,263,736    12,967,278
                                                          -----------   -----------   -----------   -----------
Interest expense:
    Deposits                                                1,717,126     2,007,147     3,444,276     4,088,827
    Borrowed funds                                          1,086,128     1,129,521     2,176,005     2,227,529
                                                          -----------   -----------   -----------   -----------
                                                            2,803,254     3,136,668     5,620,281     6,316,356
                                                          -----------   -----------   -----------   -----------

Net Interest Income                                         3,359,992     3,304,227     6,643,455     6,650,922


Provision for loan losses                                      50,000        60,000       110,000       120,000
                                                          -----------   -----------   -----------   -----------

Net interest income after provision for loan losses         3,309,992     3,244,227     6,533,455     6,530,922
                                                          -----------   -----------   -----------   -----------

Noninterest income:
    Fees and service charges                                  825,971       626,589     1,530,204     1,190,181
    Abstract fees                                             411,328       495,127       765,167       929,147
    Mortgage banking income                                    73,653       275,361       127,634       449,729
    Other income                                              320,769       301,979       640,574       522,959
                                                          -----------   -----------   -----------   -----------

       Total noninterest income                             1,631,721     1,699,056     3,063,579     3,092,016
                                                          -----------   -----------   -----------   -----------

Noninterest expense:
    Compensation and employee benefits                      1,491,378     1,411,599     3,073,703     2,843,959
    Premises and equipment                                    351,439       307,010       710,428       616,182
    Data processing                                           140,103       156,179       279,617       290,498
    Other expenses                                            769,759       779,289     1,551,858     1,461,188
                                                          -----------   -----------   -----------   -----------

       Total noninterest expense                            2,752,679     2,654,077     5,615,606     5,211,827
                                                          -----------   -----------   -----------   -----------

Income before income taxes                                  2,189,034     2,289,206     3,981,428     4,411,111

Provision for income taxes                                    707,593       761,506     1,283,476     1,381,026
                                                          -----------   -----------   -----------   -----------

Net Income                                                $ 1,481,441   $ 1,527,700   $ 2,697,952   $ 3,030,085
                                                          ===========   ===========   ===========   ===========

Basic earnings per common share                           $      0.95   $      0.97   $      1.72   $      1.91
                                                          ===========   ===========   ===========   ===========

Earnings per common share- assuming dilution              $      0.91   $      0.92   $      1.64   $      1.80
                                                          ===========   ===========   ===========   ===========

Dividends declared per common share                       $      0.25   $      0.21   $      0.50   $      0.42
                                                          ===========   ===========   ===========   ===========

Comprehensive income                                      $ 1,105,834   $ 1,379,534   $ 2,418,840   $ 2,908,305
                                                          ===========   ===========   ===========   ===========

       See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                             2004            2003
                                                                             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  2,697,952    $  3,030,085
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                               110,000         120,000
     Depreciation                                                            428,939         380,866
     Amortization and accretion                                              211,965         309,863
     Deferred taxes                                                          (43,131)       (148,617)
     Effect of contribution to employee stock ownership plan                 198,594         269,386
     (Gain) on sale of foreclosed real estate and loans, net                (162,969)       (482,786)
     Loss on disposal of equipment and premises, net                           2,718           1,253
     Proceeds from sales of loans held for sale                            9,156,254      28,946,235
     Originations of loans held for sale                                  (9,513,281)    (29,442,264)
     Change in assets and liabilities:
        Accrued interest receivable                                          (18,278)         47,855
        Prepaid expenses and other assets                                     98.040       1,776,066
        Accrued expenses and other liabilities                               511,426         464,004
                                                                        ------------    ------------
         Net cash provided by operating activities                         3,678,229       5,271,946
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in loans                                                11,812,536      17,592,624
     Purchase of loans                                                   (41,670,703)    (26,199,567)
     Proceeds from sales of securities available-for-sale                    744,500            --
     Purchase of securities available-for-sale                            (1,056,500)    (10,865,958)
     Proceeds from maturities of securities available-for-sale             2,093,295       1,978,412
     Purchase of premises and equipment and rental real estate              (519,434)     (1,814,249)
     Other                                                                   311,171         141,527
                                                                        ------------    ------------
         Net cash (used in) investing activities                         (28,285,135)    (19,167,211)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                             18,568,041      13,336,409
     (Decrease) in advances from borrowers for taxes and insurance           (23,581)        (30,594)
     Net change in short-term borrowings                                   4,500,000            --
     Proceeds from other borrowed funds                                    5,000,000      17,500,000
     Payments on other borrowings                                         (2,016,964)     (5,072,916)
     Purchase of treasury stock                                           (3,182,560)     (3,069,494)
     Dividends paid                                                         (723,903)       (618,352)
     Issuance of common stock                                                969,878       1,062,859
                                                                        ------------    ------------
         Net cash provided by financing activities                        23,090,911      23,107,912
                                                                        ------------    ------------
         Net increase (decrease) in cash                                  (1,515,995)      9,212,647

CASH AND DUE FROM BANKS
     Beginning                                                            10,018,573      15,168,601
                                                                        ------------    ------------
     Ending                                                             $  8,502,578    $ 24,381,248
                                                                        ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
     Interest paid to depositors                                        $  3,347,774    $  4,124,268
     Interest paid on borrowings                                           2,176,111       2,227,635
     Income taxes                                                            506,576       1,091,808

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six month periods ended June 30, 2004 and 2003 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results, which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended June 30, 2004, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,557,367 and 1,623,165, respectively. For the six-month period ended June 30, 2004, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,569,902 and 1,641,026, respectively. For the three-month period ended June 30, 2003, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,572,148 and 1,666,398, respectively. For the six-month period ended June 30, 2003, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,583,748 and 1,684,531, respectively.

3.       DIVIDENDS

On May 28, 2004, the Company declared a cash dividend on its common stock, payable on July 6, 2004 to stockholders of record as of June 15, 2004, equal to $0.25 per share.

4.       GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2003 and has determined that there has been no impairment of goodwill.

As of June 30, 2004 and December 31, 2003, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three and six months ended June 30, 2004 or June 30, 2003.

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

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported net income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                     Three Months Ended     Three Months Ended
                                                        June 30, 2004         June 30, 2003
                                                        ------------         -------------
Net income, as reported                                 $ 1,481,441           $ 1,527,700
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects        (5,048)              (13,317)
                                                        -----------           -----------
              Pro forma net income                      $ 1,476,393           $ 1,514,383
                                                        ===========           ===========

Earnings per common share - basic:
    As reported                                         $      0.95           $      0.97
    Pro forma                                                  0.95                  0.96

Earnings per common share - assuming dilution:
    As reported                                         $      0.91           $      0.92
    Pro forma                                                  0.91                  0.91

                                                      Six Months Ended      Six Months Ended
                                                        June 30, 2004         June 30, 2003
                                                        -------------         -------------
Net income, as reported                                 $ 2,697,952           $ 3,030,085
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects       (42,906)             (52,994)
                                                        -----------           -----------
              Pro forma net income                      $ 2,655,046           $ 2,977,091
                                                        ===========           ===========

Earnings per common share - basic:
    As reported                                         $      1.72           $      1.91
    Pro forma                                                  1.69                  1.88

Earnings per common share - assuming dilution:
    As reported                                         $      1.64           $      1.80
    Pro forma                                                  1.62                  1.77

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

Management believes the following points were the most important to that analysis this quarter:

     o A key factor in the Company's management of capital is the Company's stock repurchase programs. An active stock repurchase program has consistently been used by the Company to manage capital and increase earnings per share. Since the Company's inception it has repurchased 2,677,272 shares at a cost of $50.0 million as of June 30, 2004.

     o The Bank continues to open new offices in market areas where population growth trends are positive. A temporary office was opened in Clive, Iowa in October, 2003. The Clive office's permanent location opened in March, 2004. The Bank opened a permanent office in Ankeny, Iowa in February, 2003. Both of these locations are in suburbs of Des Moines which is Iowa's largest metropolitan area. The Company will continue to analyze de novo branch opportunities in the Des Moines metropolitan area. Noninterest expenses have increased during the three and six months ended June 30, 2004 and 2003 in part due to the Company's strategy of opening de novo branch offices. We believe that this strategy will result in loan and deposit growth for the Company but will negatively impact net earnings until each de novo branch achieves profitability.

     o Consistent with the Bank's emphasis on attracting and retaining core deposits, deposit fee growth continued a strongly positive trend. The growth in core deposits is due in part to a new direct mail marketing program implemented in early 2003 emphasizing checking accounts. This direct mail program is ongoing and is expected to result in a continued growth in core deposits and fee income.

     o Management believes that the allowance for loan losses is adequate. The allowance for loan losses to nonaccrual loans was 576.28% at June 30, 2004. Net annualized chargeoffs for 2004 were 0.02% of total loans and have averaged 0.04% of total loans for the past five years. During the six months ended June 30, 2004, the Company's loan portfolio increased $29.6 million or 8.1%. A significant portion of this increase consisted of increases in the commercial and multifamily real estate loans, which carry a higher level of credit risk than other loans in the portfolio. The Company's provision for loan losses for the three and six months ended June 30, 2004 was $50,000 and $110,000, respectively.

     o Purchases and originations of out of state real estate loans remained an integral part of the Company's o business plan. The Company has purchased and originated out of state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.

FINANCIAL CONDITION

Total assets increased $26.2 million, or 6.2%, to $450.2 million at June 30, 2004 from $424.0 million at December 31, 2003. The increase in assets was due primarily to increases in net loans receivable, offset in part by a decrease in securities available for sale, interest bearing cash and due from banks.

Total loans receivable, net, increased by $29.6 million, or 8.1%, to $392.5 million at June 30, 2004 from $363.0 million at December 31, 2003, primarily due to the origination of $37.2 million of first mortgage loans secured by one-to-four family residences and multifamily loans, purchases of first mortgage loans primarily secured by multifamily residences and commercial real estate loans of $41.7 million, and originations of $10.8 million of second mortgage loans during the six months ended June 30, 2004. These originations and purchases were offset in part by payments and prepayments of $56.6 million and sales of loans of $9.0 million during the six months ended June 30, 2004. The Company sells substantially all fixed-rate loans with maturities in excess of 15 years in the secondary mortgage market in order to reduce interest rate risk. The Company has also sold a portion of the fixed-rate loans with 15 year maturities in the secondary market in order to reduce interest rate risk. Securities available for sale decreased $2.3 million or 8.4%, to $24.7 million at June 30, 2004 from $27.0 million at December 31, 2003 as the Company invested the cash in loans. Interest bearing cash and due from banks decreased $1.5 million, or 15.1%, to $8.5 million at June 30, 2004 from $10.0 million at December 31, 2003 as the Company invested cash in loans.

Deposits increased $18.6 million, or 6.5%, to $302.5 million at June 30, 2004 from $284.0 million at December 31, 2003, primarily reflecting increases in NOW accounts, savings accounts, money market accounts and retail certificate of deposit accounts. The increase in deposits is due primarily to the offices in Clive and Ankeny, Iowa and management's marketing efforts. Borrowings, primarily FHLB advances, increased $7.5 million, to $102.5 million at June 30, 2004 from $95.0 million at December 31, 2003. The increase in borrowed funds is due primarily to an increase in short and long term borrowings. The Company utilized the increase in deposits and FHLB advances to fund loans.

Total shareholders' equity decreased $372,000 to $41.2 million at June 30, 2004 from $41.6 million at December 31, 2003, primarily due to funds used for the repurchase of stock, dividends paid to shareholders and an increase in accumulated other comprehensive loss, offset in part by net income and stock options exercised.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 2004, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2004 were as follows:


                                Amount         Percentage of Assets
                                ------         --------------------
                                    (dollars in thousands)

Tangible capital:
     Capital level              $32,497               7.31%
     Less Requirement             6,670               1.50%
                                -------               ----
     Excess                     $25,827               5.81%
                                =======               ====

Core capital:
     Capital level              $32,497               7.31%
     Less Requirement            17,786               4.00%
                                -------               ----
     Excess                     $14,711               3.31%
                                =======               ====

Risk-based capital:
     Capital level              $35,645              11.93%
     Less Requirement            23,903               8.00%
                                -------               ----
     Excess                     $11,742               3.93%
                                =======               ====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first six months of 2004 and 2003, principal payments, repayments and proceeds from sale of loans totaled $65.8 million and $98.1 million, respectively. The net increase in deposits during the first six months of 2004 and 2003 totaled $18.6 million and $13.3 million, respectively. The proceeds from borrowed funds during the six months ended June 30, 2004 and 2003 totaled $5.0 million and $17.5 million, respectively. The net change in short term borrowings during the six months ended June 30, 2004 and 2003 totaled $4.5 million and none, respectively. During the first six months of 2004 and 2003, the proceeds from the maturities, calls and sales of securities totaled $2.8 million and $2.0 million, respectively. Cash provided from operating activities during the first six months of 2004 and 2003 totaled $3.7 million and $5.3 million, respectively. The Company's primary use of funds is to originate and purchase loans, purchase securities available for sale, repay borrowed funds and other financing activities. During the first six months of 2004 and 2003, the Company's gross purchases and origination of loans totaled $96.3 million and $106.9 million, respectively. The purchase of securities available for sale for the six months ended June 30, 2004 and 2003 totaled $1.1 million and $10.9 million, respectively. The repayment of borrowed funds during the first six months of 2004 and 2003 totaled $2.0 million and $5.1 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of June 30, 2004, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

The Company repurchased 85,705 shares of common stock during the six months ended June 30, 2004 at an average price of $37.13.

On April 7, 2004, the Company paid a quarterly cash dividend of $0.25 per share on common stock outstanding as of the close of business on March 16, 2004, aggregating $397,000. On May 28, 2004, the Company declared a quarterly cash dividend of $0.25 per share payable on July 6, 2004 to shareholders of record as of the close of business on June 15, 2004, aggregating $391,000.

RESULTS OF OPERATIONS

Net Income. Net income decreased by $46,000 to $1,481,000 for the quarter ended June 30, 2004 compared to $1,528,000 for the same period in 2003. Net income is primarily dependent on net interest income, noninterest income, noninterest expense and income tax expense. The decrease in net income was primarily due to increases in noninterest expenses and decreases in noninterest income, offset in part by increases in net interest income and decreases in income tax expense.

Net income decreased by $332,000 to $2,698,000 for the six months ended June 30, 2004 compared to $3,030,000 for the same period in 2003. Net income is primarily dependent on net interest income, noninterest income, noninterest expense and income tax expense. The decrease in net income was primarily due to increases in noninterest expenses and decreases in noninterest income, offset in part by decreases in income tax expense.

Net Interest Income. Net interest income before provision for loan losses increased by $56,000 to $3,360,000 for the quarter ended June 30, 2004 from $3,304,000 for the quarter ended June 30, 2003. The increase is primarily due to an increase in the average balance of interest earning assets and the decrease in the average cost of funds, offset in part by a decrease in the yield on interest earning assets and an increase in the average balance of interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.96% for the quarter ended June 30, 2004 from 3.00% for the quarter ended June 30, 2003. The decrease in interest rate spread reflects the general decrease in the yield on interest earning assets offset in part by the decrease in the overall cost of interest bearing liabilities. The decrease in the yield on interest earning assets and the cost of interest bearing liabilities reflects a continuing low interest rate environment.

Net interest income before provision for loan losses decreased by $7,000 to $6,643,000 for the six months ended June 30, 2004 from $6,651,000 for the six months ended June 30, 2003. The decrease is primarily due to a decrease in the yield on interest earning assets and an increase in the average balance of interest bearing liabilities, offset in part by an increase in the average balance of interest earning assets and the decrease in the average cost of funds. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.97% for the six months ended June 30, 2004 from 3.06% for the six months ended June 30, 2003. The decrease in interest rate spread reflects the general decrease in the yield on interest earning assets offset in part by the decrease in the overall cost of interest bearing liabilities. The decrease in the yield on interest earning assets and the cost of interest bearing liabilities reflects a continuing low interest rate environment.

Interest Income. Interest income decreased by $278,000 to $6,163,000 for the quarter ended June 30, 2004 compared to $6,441,000 for the quarter ended June 30, 2003. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average balance of interest earning assets. The average yield on interest earning assets decreased to 5.88% for the quarter ended June 30, 2004 from 6.35% for the quarter ended June 30, 2003, primarily due to the continuing low interest rate environment. The average balance of interest earning assets increased $14.9 million to $420.0 million for the quarter ended June 30, 2004, from $405.1 million for 2003. The increase in the average balance of interest earning assets primarily reflects increases in the average balances of first mortgage loans, offset in part by decreases in interest bearing cash and due from banks and securities available for sale. The increase in the average balances of first mortgage loans were primarily derived from originations of first mortgage loans secured by one-to four-family and multifamily residences, purchases of first mortgage loans secured by one-to- four family residences, multifamily residences and commercial real estate, which originations and purchases were offset in part by payments and prepayments and sales of loans during the twelve months ended June 30, 2004. This reflects the Company's continued emphasis on residential lending. The decrease in the average balance of securities available for sale were derived from payments and calls of securities, offset in part by purchases during the twelve months ended June 30, 2004. See "Financial Condition."

Interest income decreased by $704,000 to $12,264,000 for the six months ended June 30, 2004 compared to $12,967,000 million for the six months ended June 30, 2003. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average balance of interest earning assets. The average yield on interest earning assets decreased to 5.94% for the six months ended June 30, 2004 from 6.51% for the six months ended June 30, 2003, primarily due to the continuing low interest rate environment. The average balance of interest earning assets increased $13.9 million to $413.2 million for the six months ended June 30, 2004, from $399.2 million for 2003. The increase in the average balance of interest earning assets primarily reflects increases in the average balances of first mortgage loans, offset in part by decreases in interest bearing cash and due from banks and securities available for sale. The increase in the average balances of first mortgage loans were primarily derived from originations of first mortgage loans secured by one-to four-family and multifamily residences, purchases of first mortgage loans secured by one-to-four family residences, multifamily residences and commercial real estate, which originations and purchases were offset in part by payments and prepayments and sales of loans during the twelve months ended June 30, 2004. This reflects the Company's continued emphasis on residential lending. The decrease in the average balance of securities available for sale were derived from payments and calls of securities, offset in part by purchases during the twelve months ended June 30, 2004. See "Financial Condition."

Interest Expense. Interest expense decreased by $333,000 to $2,803,000 for the quarter ended June 30, 2004 compared to $3,137,000 for the quarter ended June 30, 2003. The decrease in interest expense was primarily due to a decrease in the average cost of funds, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of funds decreased to 2.92% for the quarter ended June 30, 2004 from 3.35% for the quarter ended June 30, 2003, primarily due to the continuing low interest rate environment. The decrease in interest expense was partially offset by a $10.8 million increase in the average balance of interest-bearing liabilities to $386.6 million for the quarter ended June 30, 2004, from $375.8 million for the same period in 2003. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balances of NOW, money market and savings accounts, offset by a slight decrease in certificates of deposits and borrowed funds. The increase in average interest bearing deposits was primarily due to the branches in Clive and Ankeny, Iowa, which were opened in 2004 and 2003, respectively, and the Company's marketing efforts. The increase in interest bearing liabilities was primarily used to fund loans.

Interest expense decreased by $696,000 to $5,620,000 for the six months ended June 30, 2004 compared to $6,316,000 for the six months ended June 30, 2003. The decrease in interest expense was primarily due to a decrease in the average cost of funds, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of funds decreased to 2.97% for the six months ended June 30, 2004 from 3.45% for the six months ended June 30, 2003, primarily due to the continuing low interest rate environment. The decrease in interest expense was partially offset by a $10.3 million increase in the average balance of interest-bearing liabilities to $380.1 million for the six months ended June 30, 2004, from $369.8 million for the same period in 2003. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balance of NOW, money market and savings accounts and borrowed funds, offset by a decrease in the certificate of deposit. The increase in average interest bearing deposits was primarily due to the branches in Clive and Ankeny, Iowa, which were opened in 2004 and 2003, respectively, and the Company's marketing efforts. The increase in interest bearing liabilities was primarily used to fund loans.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and six month periods ended June 30, 2004 and 2003, respectively.

                                                                        For the Three Months Ended June 30,
                                               -------------------------------------------------------------------------------------
                                                                 2004                                        2003
                                               -------------------------------------------------------------------------------------
                                                 Average                       Average        Average                      Average
                                                 Balance        Interest      Yield/Cost      Balance       Interest      Yield/Cost
                                                 -------        --------      ----------      -------       --------      ----------
                                                                              (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans                                      $ 386,949      $   5,910         6.12%       $ 353,505     $   6,064           6.87%
     Securities available-for-sale                 25,939            232         3.58           32,002           336           4.19
     Interest bearing cash                          7,072             21         1.17           19,565            41           0.85
                                                ---------      ---------         ----        ---------     ---------           ----
       Total interest-earning assets              419,960          6,163         5.88%         405,072         6,441           6.35%
   Noninterest-earning assets                      23,430      ---------         ----           22,777     ---------           ----
                                                ---------                                    ---------
       Total assets                             $ 443,390                                    $ 427,849
                                                =========                                    =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings             $  76,339      $     117         0.62%       $  66,888     $     106           0.64%
       Passbook savings                            29,876             23         0.31           27,642            38           0.54
       Certificates of deposit                    182,811          1,577         3.47          183,340         1,863           4.08
       Borrowed funds                              97,618          1,086         4.48           97,978         1,130           4.62
                                                ---------      ---------         ----       ----------     ---------           ----
     Total interest-bearing liabilities           386,644      $   2,803         2.92%         375,848    $    3,137           3.35%
     Noninterest-bearing liabilities               15,303      ---------         ----           12,884    ----------           ----
                                                ---------                                   ----------
         Total liabilities                        401,947                                      388,732
     Equity                                        41,443                                       39,117
                                                ---------                                   ----------
         Total liabilities and equity           $ 443,390                                    $ 427,849
                                                =========                                    =========

     Net interest income                                       $   3,360                                       $3,304
                                                               =========                                       ======
     Net interest rate spread                                                    2.96%                                         3.00%
                                                                                 ====                                          ====
     Net interest margin                                                         3.20%                                         3.26%
                                                                                 ====                                          ====
     Ratio of average interest-earning assets
       to average interest-bearing liabilities                                 108.62%                                       107.78%
                                                                               ======                                        ======

                                                                        For the Six Months Ended June 30,
                                              --------------------------------------------------------------------------------------
                                                               2004                                          2003
                                              --------------------------------------------------------------------------------------
                                                Average                       Average         Average                       Average
                                                Balance       Interest      Yield/Cost        Balance       Interest      Yield/Cost
                                                -------       --------      ----------        -------       --------      ----------
                                                                             (Dollars in thousands)
AssetsAssets:
     Interest-earning assets:
       Loans                                   $ 378,465     $  11,726          6.20%        $ 350,512    $  12,232            6.99%
       Securities available for sale              26,481           490          3.70            30,597          658            4.30
       Interest bearing cash                       8,243            47          1.14            18,137           77            0.85
                                                ---------    ---------          ----         ---------    ---------            ----
         Total interest-earning assets           413,189     $  12,263          5.94%          399,246    $  12,967            6.51%
     Noninterest-earning assets                   23,310     ---------          ----            21,955    ---------            ----
                                               ---------                                     ---------
         Total assets                          $ 436,499                                     $ 421,201
                                               =========                                     =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings            $  73,303     $     203          0.56%        $  64,970    $     220            0.68%
       Passbook savings                           29,266            45          0.31            27,133           89            0.66
       Certificates of deposit                   180,392         3,196          3.56           181,772        3,779            4.19
       Borrowed funds                             97,153         2,176          4.50            95,920        2,228            4.68
                                               ----------    ---------          ----         ---------    ---------            ----
     Total interest-bearing liabilities          380,114     $   5,620          2.97%          369,795    $   6,316            3.45%
                                                             ---------          ----                      ---------            ----
     Noninterest-bearing liabilities              14,738                                        12,385
                                               ---------                                     ---------
         Total liabilities                       394,852                                       382,180
     Equity                                       41,647                                        39,021
                                               ---------                                     ---------
         Total liabilities and equity          $ 436,499                                     $ 421,201
                                               =========                                     =========

     Net interest income                                     $   6,643                                    $   6,651
                                                             =========                                    =========
     Net interest rate spread                                                   2.97%                                          3.06%
                                                                                ====                                           ====
     Net interest margin                                                        3.22%                                          3.33%
                                                                                ====                                           ====
     Ratio of average interest-earning assets
       to average interest-bearing liabilities                                108.70%                                        107.96%
                                                                              ======                                         ======

Provision for Loan Losses. The Company's provision for loan losses was $50,000 and $60,000 for the quarters ended June 30, 2004 and 2003, respectively. The Company's provision for loan losses was $110,000 and $120,000 for the six months ended June 30, 2004 and 2003, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, which includes a significant amount of multifamily and commercial real estate loans, substantially all of which are purchased and are secured by properties located out of state, and other factors related to the collectibility of the Company's loan portfolio. The Company's total loan portfolio increased $45.3 million or 12.8%, from June 30, 2004 as compared to June 30, 2003. This increase primarily consisted of increases in the one-to-four family, commercial and multifamily real estate loans. The Company's out of state loans increased $21.3 million, or 15.3%, from June 30, 2004, as compared to June 30, 2003. The properties securing the loans purchased are primarily out of state and constitute a higher rate of risk than originated loans due to the size, locations and type of collateral securing such loans. The economic conditions in the Bank's primary market areas are currently stable to improving. The net charge-offs were $44,000 for the six months ended June 30, 2004 as compared to $74,000 for the six months ended June 30, 2003. The resulting allowance for loan loss was $3.2 million and $3.2 million at June 30, 2004 and June 30, 2003, respectively.

The allowance for loan losses as a percentage of total loans receivable decreased to 0.81% at June 30, 2004 from 0.90% at June 30, 2003. The level of loans 30 to 89 days past due as of June 30, 2004 and 2003 was $4,441,000 and $4,435,000, respectively. The level of nonperforming loans was $561,000 at June 30, 2004 and $651,000 at June 30, 2003.

Management believes that the allowance for loan losses is adequate as of June 30, 2004. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income decreased by $67,000, or 4.0%, to $1,632,000 for the quarter ended June 30, 2004 from $1,699,000 for the quarter ended June 30, 2003. The decrease is due to decreases in mortgage banking income (gain on the sale of loans) and abstract fees, offset in part by increases in fees and service charges and other income. Mortgage banking income decreased $202,000 due primarily to a decrease in originations of loans held for sale. Abstract fees decreased $84,000 due to decreased sales volume as a result of a general decrease in real estate activity, such as loan originations and refinances. Fees and service charges increased $199,000 due to an increase in fees associated with checking accounts, including overdraft fees and increases in loan prepayment fees. Other income, which primarily includes annuity and mutual fund sales, rent income, insurance sales and income associated with foreclosed real estate, increased $19,000 due to an increase in income associated with foreclosed real estate, offset in part by decreases in annuity and mutual fund sales and insurance sales.

Total noninterest income decreased by $28,000, or 0.9%, to $3,064,000 for the six months ended June 30, 2004 from $3,092,000 for the six months ended June 30, 2003. The decrease is due to decreases in mortgage banking income (gain on sale of loans) and abstract fees, offset in part by increases in fees and service charges and other income. Mortgage banking income decreased $322,000 due primarily to a decrease in originations of loans held for sale. Abstract fees decreased $164,000 due to decreased sales volume as a result of a general decrease in real estate activity, such as loan originations and refinances. Fees and service charges increased $340,000 due to an increase in fees associated with checking accounts, including overdraft fees and increases in loan prepayment fees. Other income, which primarily includes annuity and mutual fund sales, rent income, insurance sales and income associated with foreclosed real estate, increased $118,000 due to an increase in income associated with foreclosed real estate, increased rental income associated with the opening of a second multifamily apartment building in March, 2003, increases in annuity and mutual fund sales and increases in insurance sales.

Noninterest Expense. Total noninterest expense increased by $99,000 to $2,753,000 for the quarter ended June 30, 2004 from $2,654,000 for the quarter ended June 30, 2003. The increase is primarily due to an increase in compensation and employee benefits and premises and equipment, offset in part by a decrease in data processing expenses. Compensation and benefits increased $80,000 due to an increase in personnel at the Clive office, increases in the Company's contribution to the retirement plan and normal salary increases, offset in part by a decrease in the costs associated with the Company's employee stock ownership plan. Premises and equipment increased $44,000 primarily due to an increase in the costs associated with the Clive and Ankeny offices and normal cost increases. Data processing decreased $16,000 primarily due to contractually lower data processing costs and reduced consulting costs. The Company's efficiency ratio for the quarter ended June 30, 2004 and 2003 was 55.14% and 53.05%, respectively. The Company's ratio of noninterest expense to average assets for the quarters ended June 30, 2004 and 2003 were 2.48% and 2.48%, respectively.

Total noninterest expense increased by $404,000 to $5,616,000 for the six months ended June 30, 2004 from $5,212,000 for the six months ended June 30, 2003. The increase is primarily due to an increase in compensation and employee benefits, premises and equipment and other expenses, offset by a decrease is data processing expenses. Compensation and benefits increased $230,000 due to an increase in personnel at the Clive office, increases in the Company's contribution to the retirement plan and normal salary increases, offset in part by a decrease in the costs associated with the Company's employee stock ownership plan. Premises and equipment increased $94,000 primarily due to an increase in the costs associated with the Clive and Ankeny offices and normal cost increases. Other expenses increased $91,000 primarily due to increases in costs associated with checking accounts, including write-offs of overdrafts, increases in apartment operating costs associated primarily from the opening of a second multifamily apartment building in March, 2003, increases in professional fees and an increase in costs associated with the Clive office, including marketing costs, offset in part by decreases in costs associated with the abstract company ("First Iowa Title Services, Inc."). Data processing decreased $11,000 primarily due to contractually lower data processing costs and reduced consulting costs. The Company's efficiency ratio for the six months ended June 30, 2004 and 2003 was 57.85% and 53.49%, respectively. The Company's ratio of noninterest expense to average assets for the six months ended June 30, 2004 and 2003 were 2.57% and 2.47%, respectively.

Income Taxes. Income taxes decreased by $54,000 to $708,000 for the quarter ended June 30, 2004 as compared to $762,000 for the quarter ended June 30, 2003. The decrease was principally due to a decrease in pre-tax earnings during the 2004 period as compared to the 2003 period and an increase in recurring federal income tax credits from Northridge Apartment Limited Partnership II.

Income taxes decreased by $98,000 to $1,283,000 for the six months ended June 30, 2004 as compared to $1,381,000 for the six months ended June 30, 2003. The decrease was principally due to a decrease in pre-tax earnings during the 2004 period as compared to the 2003 period, an increase in recurring federal income tax credits from Northridge Apartment Limited Partnership II, offset in part by a one time state tax credit from Northridge Apartment Limited Partnership II, which decreased income tax expense by approximately $110,000 in 2003.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities and Use of Proceeds

CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchases" (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2004.

                                                                Total Number of        Maximum Number of
                                                              Shares Purchased as     Shares that May Yet
                    Total Number of    Average Price Paid      Part of Publicly        Be Purchased Under
     Period        Shares Purchased        Per Share            Announced Plans            The Plan
---------------------------------------------------------------------------------------------------------
April 1, 2004 to
April 30, 2004          15,000               $38.35                  15,000                 85,000

May 1, 2004 to
May 31, 2004             4,000               $37.50                   4,000                 81,000

June 1, 2004 to
June 30, 2004            5,000               $38.45                   5,000                 76,000
                        ------                                       ------
          Total         24,000                                       24,000

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 2004 Annual Meeting of Stockholders on April 23, 2004. All proposals submitted to stockholders at the meeting were approved. At the meeting, the stockholders of the Company considered and voted upon the following matters:

         1. The election of the following individuals as directors for a three-year term:

                             C. Thomas Chalstrom
                             Randall L. Minear
                             Melvin R. Schroeder

         The results of the election of directors are as follows:

                                               FOR                      WITHHOLD
             C. Thomas Chalstrom            1,457,005                    29,119
             Randall L. Minear              1,449,095                    37,029
             Melvin R. Schroeder            1,456,995                    29,129

         There were no broker non-votes or abstentions on this proposal.

         The following directors' terms of office continued after the meeting:

         Mark M. Thompson
         David M. Bradley
         Robert H. Singer, Jr.

         2. The ratification of the engagement of McGladrey & Pullen LLP, as the Company's independent auditors for the 2004 fiscal year, was approved by a vote of 1,472,948 in favor, 9,450 votes against.

         There were no broker non-votes on this proposal.


Item 5.  Other Information

         (a)  Not applicable

         (b)  Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

         Exhibit 31.1  Rule 13a-14(a)/15d-14(a) Certifications
         Exhibit 32.1  Section 1350 Certifications

         (b)  Reports on Form 8-K

         On April 23, 2004 the Company furnished to the Commission a press release announcing the Company's earnings for the quarter ended March 31, 2004.

         On April 23, 204, the Company filed with the Commission a Current Report on form 8-k reporting under Item 5 the retirement of Craig A. Barnes from the Company's Board of Directors, the election of C. Thomas Chalstrom and Randall L. Minear to the Board of directors and various committees of the Company, and the election of Mr. Chalstrom as President of the Bank.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NORTH CENTRAL BANCSHARES, INC.

DATE: August 13, 2004             BY: /s/ David M. Bradley
                                      --------------------
                                      David M. Bradley, Chairman, President and
                                      Chief Executive Officer


DATE: August 13, 2004             BY: /s/ John L. Pierschbacher
                                      -------------------------
                                      John L. Pierschbacher
                                      Principal Financial Officer