Form 10-Q/A
period 2004-09-30
NORTH CENTRAL BANCSHARES INC
filed 2004-11-15
CIK 1005188

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                      ---------------  -------------


                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Iowa                                                42-1449849
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
Yes  X          No
    ---           ---

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes             No X
   ---            ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                               Outstanding at October 28, 2004
--------------------------------------------------------------------------------
Common Stock, $.01 par value                               1,547,280

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX

                                                                           Page

Part I.  Financial Information

             Item 1.   Consolidated Condensed
             Financial Statements (Unaudited)                            1 to 3

             Consolidated Condensed Statements of
             Financial Condition at September 30, 2004
             and December 31, 2003                                       1

             Consolidated Condensed Statements of
             Income for the three and nine months ended
             September 30, 2004 and 2003                                 2

             Consolidated Condensed Statements of
             Cash Flows for the nine months ended
             September 30, 2004 and 2003                                 3

             Notes to Consolidated Condensed Financial
             Statements                                                  4 to 6

             Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations            7 to 15

             Item 3.  Quantitative and Qualitative Disclosures
             About Market Risk                                           15

             Item 4. Controls and Procedures                             15

Part II. Other Information

             Items 1 through 6                                           16

             Signatures                                                  17

             Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                       September 30,     December 31,
ASSETS                                                                     2004             2003
                                                                      --------------   --------------
Cash and due from banks:
     Interest-bearing                                                 $   6,232,214    $   7,124,828
     Noninterest-bearing                                                  3,130,079        2,893,745
Securities available-for-sale                                            24,116,741       26,952,157
Loans receivable, net                                                   396,035,923      362,959,238
Loans held for sale                                                         417,951          326,900
Accrued interest receivable                                               1,923,641        1,866,521
Foreclosed real estate                                                    1,144,101        1,453,353
Premises and equipment, net                                               9,870,835        9,842,477
Rental real estate                                                        2,843,438        2,968,918
Title plant                                                                 925,256          925,256
Goodwill                                                                  4,970,800        4,970,800
Deferred taxes                                                              941,160          757,543
Prepaid expenses and other assets                                           897,597          967,565
                                                                      -------------    -------------

     Total assets                                                     $ 453,449,736    $ 424,009,301
                                                                      =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                         $ 305,866,339    $ 283,963,569
     Borrowed funds                                                     102,981,199       95,004,605
     Advances from borrowers for taxes and insurance                        935,073        1,736,755
     Dividends payable                                                      386,820          337,907
     Accrued expenses and other liabilities                               1,781,948        1,374,824
                                                                      -------------    -------------

        Total liabilities                                               411,951,379      382,417,660
                                                                      -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock ($.01 par value, authorized
         3,000,000 shares; issued and outstanding none)                        --               --
     Common stock ($.01 par value, authorized 15,500,000
         shares;  issued 2004, 1,547,280; 2003, 1,604,780 shares)            15,473           16,048
     Additional paid-in capital                                          18,561,880       17,711,322
     Retained earnings, substantially restricted                         23,296,609       24,103,330
     Accumulated other comprehensive (loss)                                (277,342)         (71,266)
     Less cost of treasury stock, 2004, none;
         2003, none                                                            --               --
     Unearned shares, employee stock ownership plan                         (98,263)        (167,793)
                                                                      -------------    -------------
         Total stockholders' equity                                      41,498,357       41,591,641
                                                                      -------------    -------------

Total liabilities and stockholders' equity                            $ 453,449,736    $ 424,009,301
                                                                      =============    =============

    See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                          Three Months Ended         Nine Months Ended
                                                             September 30,              September 30,
                                                          2004          2003          2004          2003
                                                      -----------   -----------   -----------   -----------
Interest income:
    Loans receivable                                  $ 5,998,978   $ 6,038,079   $17,725,775   $18,270,621
    Securities and cash deposits                          255,869       304,425       792,808     1,039,161
                                                      -----------   -----------   -----------   -----------
                                                        6,254,847     6,342,504    18,518,583    19,309,782
                                                      -----------   -----------   -----------   -----------
Interest expense:
    Deposits                                            1,740,965     1,913,974     5,185,241     6,002,801
    Borrowed funds                                      1,117,639     1,141,660     3,293,644     3,369,189
                                                      -----------   -----------   -----------   -----------
                                                        2,858,604     3,055,634     8,478,885     9,371,990
                                                      -----------   -----------   -----------   -----------

Net interest income                                     3,396,243     3,286,870    10,039,698     9,937,792

Provision for loan losses                                  75,000        75,000       185,000       195,000
                                                      -----------   -----------   -----------   -----------

Net interest income after provision for loan losses     3,321,243     3,211,870     9,854,698     9,742,792
                                                      -----------   -----------   -----------   -----------

Noninterest income:
    Fees and service charges                              798,400       681,339     2,328,604     1,871,520
    Abstract fees                                         365,373       520,595     1,130,540     1,449,742
    Mortgage banking income                                67,854       310,983       195,488       760,712
    Other income                                          273,718       250,698       914,292       773,657
                                                      -----------   -----------   -----------   -----------

       Total noninterest income                         1,505,345     1,763,615     4,568,924     4,855,631
                                                      -----------   -----------   -----------   -----------

Noninterest expense:
    Compensation and employee benefits                  1,521,094     1,505,514     4,594,797     4,349,473
    Premises and equipment                                348,321       320,516     1,058,749       936,698
    Data processing                                       137,219       143,351       416,836       433,849
    Other expenses                                        788,792       790,961     2,340,650     2,252,149
                                                      -----------   -----------   -----------   -----------

       Total noninterest expense                        2,795,426     2,760,342     8,411,032     7,972,169
                                                      -----------   -----------   -----------   -----------


Income before income taxes                              2,031,162     2,215,143     6,012,590     6,626,254

Provision for income taxes                                639,640       720,710     1,923,116     2,101,736
                                                      -----------   -----------   -----------   -----------

Net income                                            $ 1,391,522   $ 1,494,433   $ 4,089,474   $ 4,524,518
                                                      ===========   ===========   ===========   ===========

Basic earnings per common share                       $      0.90   $      0.95   $      2.62   $      2.86
                                                      ===========   ===========   ===========   ===========

Earnings per common share - assuming dilution         $      0.87   $      0.90   $      2.51   $      2.69
                                                      ===========   ===========   ===========   ===========

Dividends declared per common share                   $      0.25   $      0.21   $      0.75   $      0.63
                                                      ===========   ===========   ===========   ===========

Comprehensive income                                  $ 1,464,558   $ 1,328,923   $ 3,883,398   $ 4,237,228
                                                      ===========   ===========   ===========   ===========

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             2004            2003
                                                                        ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $  4,089,474    $  4,524,518
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                               185,000         195,000
     Depreciation                                                            646,403         592,824
     Amortization and accretion                                              458,288         476,942
     Deferred taxes                                                          (61,151)       (153,911)
     Effect of contribution to employee stock ownership plan                 263,191         406,188
     (Gain) on sale of foreclosed real estate and loans, net                (237,068)       (804,865)
     Loss on disposal of equipment and premises, net                           4,179            (724)
     Proceeds from sales of loans held for sale                           13,928,221      47,097,003
     Originations of loans held for sale                                 (13,823,784)    (44,932,454)
     Change in assets and liabilities:
        Accrued interest receivable                                          (57,120)        (16,250)
        Prepaid expenses and other assets                                     69,968       1,652,967
        Income taxes payable                                                    --           (32,620)
        Accrued expenses and other liabilities                               407,124          91,047
                                                                        ------------    ------------
          Net cash provided by operating activities                        5,872,725       9,095,665
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in loans                                                 9,661,235      19,067,901
     Purchase of loans                                                   (43,319,012)    (44,832,836)
     Proceeds from sales of securities available-for-sale                    961,700            --
     Purchase of securities available-for-sale                            (1,570,500)    (10,998,258)
     Proceeds from maturities of securities available-for-sale             3,068,175       4,922,174
     Purchase of premises and equipment and rental real estate              (553,969)     (2,545,586)
     Proceeds from sale of land and equipment                                    510         124,846
     Other                                                                   336,135         154,804
                                                                        ------------    ------------
          Net cash (used in) investing activities                        (31,415,726)    (34,106,955)
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net increase in deposits                                             21,902,770       5,693,593
     Net (Decrease) in advances from borrowers for taxes and insurance      (801,682)       (641,139)
     Net change in short-term borrowings                                   6,500,000       4,000,000
     Proceeds from other borrowed funds                                    5,000,000      17,500,000
     Payments on other borrowings                                         (3,523,406)     (6,488,765)
     Purchase of treasury stock                                           (4,549,413)     (3,069,494)
     Dividends paid                                                       (1,110,370)       (946,580)
     Issuance of common stock                                              1,468,822       1,221,846
                                                                        ------------    ------------
          Net cash provided by financing activities                       24,886,721      17,269,461
                                                                        ------------    ------------
          Net (decrease) in cash                                            (656,280)     (7,741,829)

CASH AND DUE FROM BANKS
     Beginning                                                            10,018,573      15,168,601
                                                                        ------------    ------------
     Ending                                                             $  9,362,293    $  7,426,772
                                                                        ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
     Interest paid to depositors                                        $  5,028,389    $  6,014,869
     Interest paid on borrowings                                           3,293,707       3,369,295
     Income taxes                                                          1,277,413       1,836,409

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine month periods ended September 30, 2004 and 2003 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results, which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2003 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended September 30, 2004, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,546,360 and 1,602,573, respectively. For the nine-month period ended September 30, 2004, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,561,989 and 1,628,143, respectively. For the three-month period ended September 30, 2003, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,580,936 and 1,669,799, respectively. For the nine-month period ended September 30, 2003, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,582,228 and 1,679,038, respectively.

3.       DIVIDENDS

On August 27, 2004, the Company declared a cash dividend on its common stock, payable on October 6, 2004 to stockholders of record as of September 15, 2004, equal to $0.25 per share.

4.       GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2003 and has determined that there has been no impairment of goodwill.

As of September 30, 2004 and December 31, 2003, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three and nine months ended September 30, 2004 or September 30, 2003.

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

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported net income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                         Three Months Ended     Three Months Ended
                                                         September 30, 2004     September 30, 2003
                                                         ------------------     ------------------
Net income, as reported                                    $  1,391,522            $  1,494,433
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects            (5,757)                 (8,731)
                                                           ------------            ------------
              Pro forma net income                         $  1,385,765            $  1,485,702
                                                           ============            ============

Earnings per common share - basic:
    As reported                                            $       0.90            $       0.95
    Pro forma                                                      0.90                    0.94

Earnings per common share - assuming dilution:
    As reported                                            $       0.87            $       0.90
    Pro forma                                                      0.86                    0.89

                                                         Nine Months Ended      Nine Months Ended
                                                         September 30, 2004     September 30, 2003
                                                         ------------------     ------------------
Net income, as reported                                    $  4,089,474            $  4,524,518
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects           (48,663)                (61,725)
                                                           ------------            ------------
              Pro forma net income                         $  4,040,811            $  4,462,793
                                                           ============            ============

Earnings per common share - basic:
    As reported                                            $       2.62            $       2.86
    Pro forma                                                      2.59                    2.82

Earnings per common share - assuming dilution:
    As reported                                            $       2.51            $       2.69
    Pro forma                                                      2.48                    2.66

The fair values of the grants are estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2004 and 2003, respectively: dividend rates of 2.3% to 2.7% and 2.3%, price volatility of 16% to 20% and 20%, risk-free interest rates of 4.10% to 4.20% and 3.70%, and expected lives of 8 years for all periods.

6.       RECENT ACCOUNTING PRONOUNCEMENTS.

SEC Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments, was released in March 2004. This release summarizes the SEC staff position regarding the application of GAAP to loan commitments accounted for as derivative instruments. The Company accounts for interest rate lock commitments issued on mortgage loans that will be held for sale as derivative instruments. Consistent with SAB No. 105, the Company considers the fair value of these commitments to be zero at the commitment date, with subsequent changes in fair value determined solely on changes in market interest rates. The Company's adoption of this bulletin had no impact on the consolidated financial statements.

At the March 17-18, 2004 Emerging Issues Task Force ("EITF") meeting, the Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115") and investments accounted for under the cost method. The guidance set forth in the Statement was originally effective for the Company in the September 30, 2004 consolidated financial statements. However, in September 2004, the effective dates of certain parts of the Statement were delayed. Management is currently assessing the impact of Issue 03-1 on the consolidated financial statements.

In March 2004, the Financial Accounting Standards Board ("FASB") issued an Exposure Draft, Share-Base Payment - an amendment of Statements No. 123 and 95. This Statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, SFAS Statement No. 95, Statement of Cash Flows, and APB Opinion No. 125, Accounting for Stock Issued to Employees. The objective of the amendment to SFAS No. 123 is to recognize in the financial statements the cost of employee services received in exchange for equity instruments and liabilities incurred as the result of such transactions. The grant-date fair value of stock options would be determined using an option-pricing model, and expense would be recognized over the vesting period. In October 2004, the FASB postponed the effective date of the this proposed standard from fiscal years beginning after December 15, 2004 to periods beginning after June 15, 2005. The FASB is expected to issue a final standard by the end of calendar 2004. Management is reviewing the proposed standard to determine the impact on the financial statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries including First Federal Savings Bank of Iowa (the "Bank") that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company's actual results may differ from the results discussed in the forward-looking statements. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking financial statements contained here within.

Executive Overview

The Company's business strategy is to operate the Bank as a well-capitalized, profitable and independent community oriented savings bank. Specifically, the Company's business strategy incorporates the following elements: (1) operating as a community oriented financial institution; (2) increasing loan and deposit balances in existing branch offices as well as by establishing de novo branch offices in markets where population growth trends are positive such as the Des Moines, Iowa metropolitan area; (3) maintaining high asset quality by emphasizing investment in residential mortgage, multifamily and commercial real estate loans and consumer loans; (4) emphasizing growth in core deposits, which includes demand deposit, NOW, money market and savings accounts; (5) maintaining capital in excess of regulatory requirements; (6) controlling noninterest expense; (7) managing interest rate risk exposure; and (8) increasing noninterest income through increases in fees, service charges and sales of noninsured products.

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

Management believes the following points were the most important to that analysis this quarter:

     o A key factor in the Company's management of capital is the Company's stock repurchase programs. An active stock repurchase program has consistently been used by the Company to manage capital and increase earnings per share. Since September 21, 1996 the Company has repurchased 2,713,722 shares at a cost of $51.4 million as of September 30, 2004.

     o The Bank continues to open new offices in market areas where population growth trends are positive. A temporary office was opened in Clive, Iowa in October, 2003. The Clive office's permanent location opened in March 2004. The Bank opened a permanent office in Ankeny, Iowa in February, 2003. Both of these locations are in suburbs of Des Moines which is Iowa's largest metropolitan area. The Bank will continue to analyze de novo branch opportunities in the Des Moines metropolitan area. Noninterest expenses have increased during the three and nine months ended September 30, 2004 and 2003 in part due to the Bank's strategy of opening de novo branch offices. We believe that this strategy will result in loan and deposit growth for the Company but will negatively impact net earnings until each de novo branch achieves profitability.

     o Consistent with the Bank's emphasis on attracting and retaining core deposits, deposit fee growth continued a strongly positive trend. The growth in core deposits is due in part to a new direct mail marketing program implemented in early 2003 emphasizing checking accounts and the opening of the offices in Clive and Ankeny, Iowa. This direct mail program is ongoing and is expected to result in a continued growth in core deposits and fee income.

     o Management believes that the allowance for loan losses is adequate. The allowance for loan losses to nonaccrual loans was 330.17% at September 30, 2004. Net annualized chargeoffs for 2004 were 0.04% of total loans and have averaged 0.04% of total loans for the past five years. During the nine months ended September 30, 2004, the Company's net loan portfolio increased $33.0 million or 9.1%. A significant portion of this increase consisted of increases in the commercial and multifamily real estate loans, which carry a higher level of credit risk than other loans in the portfolio. The Company's provision for loan losses for the three and nine months ended September 30, 2004 was $75,000 and $185,000, respectively.

     o Purchases and originations of out of state real estate loans remained an integral part of the Company's business plan. The Company has purchased and originated out of state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.

FINANCIAL CONDITION

Total assets increased $29.4 million, or 6.9%, to $453.4 million at September 30, 2004 from $424.0 million at December 31, 2003. The increase in assets was due primarily to increases in net loans receivable, offset in part by a decrease in securities available for sale.

Total loans receivable, net, increased by $33.0 million, or 9.1%, to $396.0 million at September 30, 2004 from $363.0 million at December 31, 2003, primarily due to the origination of $58.3 million of first mortgage loans secured by one-to-four family residences, multifamily and commercial real estate, purchases of first mortgage loans primarily secured by multifamily residences and commercial real estate of $45.7 million, and originations of $16.4 million of second mortgage loans during the nine months ended September 30, 2004. These originations and purchases were offset in part by payments and prepayments of $79.0 million and sales of loans of $13.7 million during the nine months ended September 30, 2004. The Company sells substantially all fixed-rate loans with maturities in excess of 15 years in the secondary mortgage market in order to reduce interest rate risk. The Company has also sold a portion of the fixed-rate loans with 15 year maturities in the secondary market in order to reduce interest rate risk. Securities available for sale decreased $2.8 million, or 10.5%, to $24.1 million at September 30, 2004 from $27.0 million at December 31, 2003 as the Company invested its cash in loans.

Deposits increased $21.9 million, or 7.7%, to $305.9 million at September 30, 2004 from $284.0 million at December 31, 2003, primarily reflecting increases in NOW accounts, savings accounts, money market accounts and retail certificate of deposit accounts. The increase in deposits is due primarily to the opening of offices in Clive and Ankeny, Iowa and management's marketing efforts. Borrowings, primarily FHLB advances, increased $8.0 million, to $103.0 million at September 30, 2004 from $95.0 million at December 31, 2003. The Company utilized the increase in deposits and FHLB advances to fund loans.

Total shareholders' equity decreased $93,000 to $41.5 million at September 30, 2004 from $41.6 million at December 31, 2003, primarily due to funds used for the repurchase of stock, dividends paid to shareholders and an increase in accumulated other comprehensive loss, offset in part by an increase in net income and increased capital attributable to stock options exercised.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2004, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2004 were as follows:

                               Amount              Percentage of Assets
                              --------            ----------------------
                                     (Dollars in thousands)
Tangible capital:
     Capital level             $33,094                     7.39%
     Less Requirement            6,720                     1.50%
                               -------                    -----
     Excess                    $26,374                     5.89%
                               =======                     ====

Core capital:
     Capital level             $33,094                     7.39%
     Less Requirement           17,919                     4.00%
                               -------                    -----
     Excess                    $15,175                     3.39%
                               =======                     ====

Risk-based capital:
     Capital level             $36,251                    11.92%
     Less Requirement           24,322                     8.00%
                               -------                    -----
     Excess                    $11,929                     3.92%
                               =======                     ====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first nine months of 2004 and 2003, principal payments, repayments and proceeds from sale of loans totaled $92.8 million and $149.2 million, respectively. The net increase in deposits during the first nine months of 2004 and 2003 totaled $21.9 million and $5.7 million, respectively. The proceeds from borrowed funds during the nine months ended September 30, 2004 and 2003 totaled $5.0 million and $17.5 million, respectively. The net increase in short term borrowings during the nine months ended September 30, 2004 and 2003 totaled $6.5 million and $4.0 million, respectively. During the first nine months of 2004 and 2003, the proceeds from the maturities, calls and sales of securities totaled $4.1 million and $4.9 million, respectively. Cash provided from operating activities during the first nine months of 2004 and 2003 totaled $5.9 million and $9.1 million, respectively. The Company's primary use of funds is to originate and purchase loans, purchase securities available for sale, repay borrowed funds and other financing activities. During the first nine months of 2004 and 2003, the Company's gross purchases and origination of loans totaled $129.8 million and $175.0 million, respectively. The purchase of securities available for sale for the nine months ended September 30, 2004 and 2003 totaled $1.6 million and $11.0 million, respectively. The repayment of borrowed funds during the first nine months of 2004 and 2003 totaled $3.5 million and $6.5 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of September 30, 2004, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

The Company repurchased 122,155 shares of common stock during the nine months ended September 30, 2004 at an average price of $37.24.

On July 6, 2004, the Company paid a quarterly cash dividend of $0.25 per share on common stock outstanding as of the close of business on June 15, 2004, aggregating $391,000. On August 27, 2004, the Company declared a quarterly cash dividend of $0.25 per share payable on October 6, 2004 to shareholders of record as of the close of business on September 15, 2004, aggregating $387,000.

RESULTS OF OPERATIONS

Net Income. Net income decreased by $102,000 to $1,392,000 for the quarter ended September 30, 2004 compared to $1,494,000 for the same period in 2003. Net income is primarily dependent on net interest income, noninterest income, noninterest expense and income tax expense. The decrease in net income was primarily due to a decrease in noninterest income, offset in part by an increase in net interest income and a decrease in income tax expense.

Net income decreased by $435,000 to $4,089,000 for the nine months ended September 30, 2004 compared to $4,524,000 for the same period in 2003. Net income is primarily dependent on net interest income, noninterest income, noninterest expense and income tax expense. The decrease in net income was primarily due to increases in noninterest expense and a decrease in noninterest income, offset in part by a decrease in income tax expense and an increase in net interest income.

Net Interest Income. Net interest income before provision for loan losses increased by $109,000 to $3,396,000 for the quarter ended September 30, 2004 from $3,287,000 for the quarter ended September 30, 2003. The increase is primarily due to an increase in the average balance of interest earning assets and a decrease in the average cost of funds, offset in part by a decrease in the yield on interest earning assets and an increase in the average balance of interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.94% for the quarter ended September 30, 2004 from 3.01% for the quarter ended September 30, 2003. The decrease in interest rate spread reflects the general decrease in the yield on interest earning assets offset in part by the decrease in the overall cost of interest bearing liabilities. The decrease in the yield on interest earning assets and the cost of interest bearing liabilities reflects a continuing low interest rate environment.

Net interest income before provision for loan losses increased by $102,000 to $10,040,000 for the nine months ended September 30, 2004 from $9,938,000 for the nine months ended September 30, 2003. The increase is primarily due to a decrease in the average cost of funds and an increase in the average balance of interest earning assets, offset in part by a decrease in the yield on interest earning assets and an increase in the average balance of interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.96% for the nine months ended September 30, 2004 from 3.05% for the nine months ended September 30, 2003. The decrease in interest rate spread reflects the general decrease in the yield on interest earning assets offset in part by the decrease in the overall cost of interest bearing liabilities. The decrease in the yield on interest earning assets and the cost of interest bearing liabilities reflects a continuing low interest rate environment.

Interest Income. Interest income decreased by $88,000 to $6,255,000 for the quarter ended September 30, 2004 compared to $6,343,000 for the quarter ended September 30, 2003. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average balance of interest earning assets. The average yield on interest earning assets decreased to 5.82% for the quarter ended September 30, 2004 from 6.25% for the quarter ended September 30, 2003, primarily due to the continuing low interest rate environment. The average balance of interest earning assets increased $24.1 million to $429.2 million for the quarter ended September 30, 2004, from $405.1 million for 2003. The increase in the average balance of interest earning assets primarily reflects increases in the average balances of first mortgage loans, offset in part by decreases in interest bearing cash and due from banks and securities available for sale. The increase in the average balances of first mortgage loans were primarily derived from originations of first mortgage loans secured by one-to-four family and multifamily residences and commercial real estate, purchases of first mortgage loans secured by multifamily residences and commercial real estate, which originations and purchases were offset in part by payments and prepayments and sales of loans during the twelve months ended September 30, 2004. This reflects the Company's continued emphasis on real estate lending. The decrease in the average balance of securities available for sale were derived from payments and calls of securities, offset in part by purchases during the twelve months ended September 30, 2004. See "Financial Condition."

Interest income decreased by $791,000 to $18,519,000 for the nine months ended September 30, 2004 compared to $19,310,000 for the nine months ended September 30, 2003. The decrease in interest income was primarily due to a decrease in the average yield on interest earning assets, offset in part by an increase in the average balance of interest earning assets. The average yield on interest earning assets decreased to 5.90% for the nine months ended September 30, 2004 from 6.42% for the nine months ended September 30, 2003, primarily due to the continuing low interest rate environment. The average balance of interest earning assets increased $17.3 million to $418.5 million for the nine months ended September 30, 2004, from $401.2 million for 2003. The increase in the average balance of interest earning assets primarily reflects increases in the average balances of first mortgage loans, offset in part by decreases in interest bearing cash and due from banks and securities available for sale. The increase in the average balances of first mortgage loans were primarily derived from originations of first mortgage loans secured by one-to-four family and multifamily residences and commercial real estate, purchases of first mortgage loans secured by multifamily residences and commercial real estate, which originations and purchases were offset in part by payments and prepayments and sales of loans during the twelve months ended September 30, 2004. This reflects the Company's continued emphasis on real estate lending. The decrease in the average balance of securities available for sale were derived from payments and calls of securities, offset in part by purchases during the twelve months ended September 30, 2004. See "Financial Condition."

Interest Expense. Interest expense decreased by $197,000 to $2,859,000 for the quarter ended September 30, 2004 compared to $3,056,000 for the quarter ended September 30, 2003. The decrease in interest expense was primarily due to a decrease in the average cost of funds, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of funds decreased to 2.88% for the quarter ended September 30, 2004 from 3.24% for the quarter ended September 30, 2003, primarily due to the continuing low interest rate environment. The decrease in interest expense was partially offset by a $20.0 million increase in the average balance of interest-bearing liabilities to $394.2 million for the quarter ended September 30, 2004, from $374.2 million for the same period in 2003. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balances of NOW, money market, savings accounts, certificates of deposits, and borrowed funds. The increase in average interest bearing deposits was primarily due to the branches in Clive and Ankeny, Iowa, which were opened in 2004 and 2003, respectively, and the Company's marketing efforts. The increase in interest bearing liabilities was primarily used to fund loans.

Interest expense decreased by $893,000 to $8,479,000 for the nine months ended September 30, 2004 compared to $9,372,000 for the nine months ended September 30, 2003. The decrease in interest expense was primarily due to a decrease in the average cost of funds, offset in part by an increase in the average balances of interest bearing liabilities. The average cost of funds decreased to 2.94% for the nine months ended September 30, 2004 from 3.37% for the nine months ended September 30, 2003, primarily due to the continuing low interest rate environment. The decrease in interest expense was partially offset by a $13.6 million increase in the average balance of interest-bearing liabilities to $384.8 million for the nine months ended September 30, 2004, from $371.2 million for the same period in 2003. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balance of NOW, money market and savings accounts and borrowed funds. The increase in average interest bearing deposits was primarily due to the branches in Clive and Ankeny, Iowa, which were opened in 2004 and 2003, respectively, and the Company's marketing efforts. The increase in interest bearing liabilities was primarily used to fund loans.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and nine month periods ended September 30, 2004 and 2003, respectively.

                                                                          For the Three Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                    2004                                      2003
                                                  ----------------------------------------------------------------------------------
                                                    Average                     Average        Average                      Average
                                                    Balance       Interest     Yield/Cost      Balance       Interest     Yield/Cost
                                                    -------       --------     ----------      -------       --------     ----------
                                                                               (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans                                         $ 397,102      $  5,999         6.04%       $ 363,015     $  6,038          6.64%
     Securities available-for-sale                    24,803           232         3.74           29,572          269          3.64
     Interest bearing cash                             7,265            24         1.31           12,493           36          1.13
                                                   ---------      --------       ------        ---------     --------        ------
       Total interest-earning assets                 429,170         6,255         5.82%         405,080        6,343          6.25%
   Noninterest-earning assets                         22,493      --------       ------           23,636     --------        ------
                                                   ---------                                   ---------
       Total assets                                $ 451,663                                   $ 428,716
                                                   =========                                   =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings                $  81,567      $    149         0.73%       $  67,561     $     83          0.48%
       Passbook savings                               29,495            23         0.31           28,303           31          0.44
       Certificates of deposit                       184,536         1,569         3.38          180,668        1,800          3.95
       Borrowed funds                                 98,602         1,118         4.51           97,620        1,142          4.64
                                                   ---------      --------       ------        ---------     --------        ------
     Total interest-bearing liabilities              394,200      $  2,859         2.88%         374,152     $  3,056          3.24%
                                                                  --------       ------                      --------        ------
     Noninterest-bearing liabilities                  15,922                                      14,261
                                                   ---------                                   ---------
         Total liabilities                           410,122                                     388,413
     Equity                                           41,541                                      40,303
                                                   ---------                                   ---------
         Total liabilities and equity              $ 451,663                                   $ 428,716
                                                   =========                                   =========

     Net interest income                                          $ 3,396                                    $ 3,287
                                                                  =======                                    =======
     Net interest rate spread                                                      2.94%                                       3.01%
                                                                                   ====                                        ====
     Net interest margin                                                           3.16%                                       3.25%
                                                                                   ====                                        ====
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                                 108.87%                                     108.26%
                                                                                 ======                                      ======

                                                                       For the Nine Months Ended September 30,
                                                 -----------------------------------------------------------------------------------
                                                                2004                                          2003
                                                 -----------------------------------------------------------------------------------
                                                   Average                       Average         Average                    Average
                                                   Balance      Interest        Yield/Cost       Balance     Interest     Yield/Cost
                                                   -------      --------        ----------       -------     --------     ----------
                                                                              (Dollars in thousands)
Assets:
     Interest-earning assets:
       Loans                                      $ 384,678     $  17,726          6.14%        $ 354,680    $  18,271         6.87%
       Securities available for sale                 25,922           722          3.71            30,255          926         4.08
       Interest bearing cash                          7,916            71          1.19            16,256          113         0.93
                                                  ---------     ---------        ------         ---------    ---------       ------
         Total interest-earning assets              418,516     $  18,519          5.90%          401,191    $  19,310         6.42%
     Noninterest-earning assets                      23,038     ---------        -----             22,515    ---------       ------
                                                  ---------                                     ---------
         Total assets                             $ 441,554                                     $ 423,706
                                                  =========                                     =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings               $  76,058     $     352          0.62%        $  65,834    $     303         0.61%
       Passbook savings                              29,342            68          0.31            27,523          120         0.58
       Certificates of deposit                      181,773         4,765          3.50           181,404        5,580         4.11
       Borrowed funds                                97,636         3,294          4.51            96,487        3,369         4.67
                                                  ---------     ---------        ------         ---------    ---------       ------
     Total interest-bearing liabilities             384,809     $   8,479          2.94%          371,248    $   9,372         3.37%
                                                                ---------        ------                      ---------       ------
     Noninterest-bearing liabilities                 15,133                                        13,008
                                                  ---------                                     ---------
         Total liabilities                          399,942                                       384,256
     Equity                                          41,612                                        39,450
                                                  ---------                                     ---------
         Total liabilities and equity             $ 441,554                                     $ 423,706
                                                  =========                                     =========
     Net interest income                                        $  10,040                                    $  9,938
                                                                =========                                    ========
     Net interest rate spread                                                      2.96%                                       3.05%
                                                                                 ======                                      ======
     Net interest margin                                                           3.20%                                       3.30%
                                                                                 ======                                      ======
     Ratio of average interest-earning assets
       to average interest-bearing liabilities                                   108.76%                                     108.06%
                                                                                 ======                                      ======

Provision for Loan Losses. The Company's provision for loan losses was $75,000 for the quarters ended both September 30, 2004 and 2003. The Company's provision for loan losses was $185,000 and $195,000 for the nine months ended September 30, 2004 and 2003, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, which includes a significant amount of multifamily and commercial real estate loans, substantially all of which are purchased and are secured by properties located out of state, and other factors related to the collectibility of the Company's loan portfolio. The Company's total loan portfolio increased $34.7 million, or 9.4%, from September 30, 2004 as compared to September 30, 2003. This increase primarily consisted of increases in the one-to-four family, commercial and multifamily real estate loans. The Company's out of state loans increased $10.2 million, or 7.1%, from September 30, 2004, as compared to September 30, 2003. The properties securing the loans purchased are primarily out of state and constitute a higher rate of risk than originated loans due to the size, locations and type of collateral securing such loans. The economic conditions in the Bank's primary market areas are currently stable to improving. The net charge-offs were $119,000 for the nine months ended September 30, 2004 as compared to $143,000 for the nine months ended September 30, 2003. The resulting allowance for loan loss was $3.2 million and $3.2 million at September 30, 2004 and September 30, 2003, respectively.

The allowance for loan losses as a percentage of total loans receivable decreased to 0.80% at September 30, 2004 from 0.86% at September 30, 2003. The level of loans 30 to 89 days past due as of September 30, 2004 and 2003 was $3,990,000 and $3,152,000, respectively. The level of nonperforming loans was $972,000 at September 30, 2004 and $456,000 at September 30, 2003.

Management believes that the allowance for loan losses is adequate as of September 30, 2004. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income decreased by $258,000, or 14.6%, to $1,505,000 for the quarter ended September 30, 2004 from $1,763,000 for the quarter ended September 30, 2003. The decrease is due to decreases in mortgage banking income (gain on the sale of loans) and abstract fees offset in part by increases in fees and service charges and other income. Mortgage banking income decreased $243,000 due primarily to a decrease in originations of loans held for sale. Abstract fees decreased $155,000 due to decreased sales volume as a result of a general decrease in real estate activity, such as loan originations and refinances. Fees and service charges increased $117,000 due to an increase in fees associated with checking accounts, including overdraft fees and increases in loan servicing income. Other income, which primarily includes annuity and mutual fund sales, rent income, insurance sales and income associated with foreclosed real estate, increased $23,000 due to an increase in income from annuity sales, offset in part by decreases in income associated with foreclosed real estate.

Total noninterest income decreased by $286,000, or 5.9%, to $4,569,000 for the nine months ended September 30, 2004 from $4,855,000 for the nine months ended September 30, 2003. The decrease is due to decreases in mortgage banking income (gain on sale of loans) and abstract fees, offset in part by increases in fees and service charges and other income. Mortgage banking income decreased $565,000 due primarily to a decrease in originations of loans held for sale. Abstract fees decreased $319,000 due to decreased sales volume as a result of a general decrease in real estate activity, such as loan originations and refinances. Fees and service charges increased $457,000 due to an increase in fees associated with checking accounts, including overdraft fees and increases in loan servicing income. Other income, which primarily includes annuity and mutual fund sales, rent income, insurance sales and income associated with foreclosed real estate, increased $141,000 due to increases in annuity sales, increased rental income associated with the opening of a second multifamily apartment building in March, 2003, and an increase in income associated with foreclosed real estate.

Noninterest Expense. Total noninterest expense increased by $35,000, or 1.3%, to $2,795,000 for the quarter ended September 30, 2004 from $2,760,000 for the quarter ended September 30, 2003. The increase is primarily due to an increase in premises and equipment and compensation and employee benefits, offset in part by a decrease in data processing expenses. Premises and equipment increased $28,000 primarily due to an increase in the costs associated with the opening of the Clive and Ankeny offices and normal cost increases. Compensation and benefits increased $16,000 due to an increase in personnel at the Clive office, increases in the Company's contribution to the retirement plan and normal salary increases, offset in part by a decrease in the costs associated with the Company's employee stock ownership plan. Data processing decreased $6,000 primarily due to contractually lower data processing costs and reduced consulting costs. The Company's efficiency ratio for the quarter ended September 30, 2004 and 2003 was 57.03% and 54.65%, respectively. The Company's ratio of noninterest expense to average assets for the quarters ended September 30, 2004 and 2003 were 2.48% and 2.58%, respectively.

Total noninterest expense increased by $439,000, or 5.5%, to $8,411,000 for the nine months ended September 30, 2004 from $7,972,000 for the nine months ended September 30, 2003. The increase is primarily due to an increase in compensation and employee benefits, premises and equipment and other expenses, offset by a decrease is data processing expenses. Compensation and benefits increased $245,000 due to an increase in personnel at the opening of the Clive office, increases in the Company's contribution to the retirement plan and normal salary increases, offset in part by a decrease in the costs associated with the Company's employee stock ownership plan. Premises and equipment increased $122,000 primarily due to an increase in the costs associated with the Clive and Ankeny offices and normal cost increases. Other expenses increased $89,000 primarily due to increases in costs associated with checking accounts, including write-offs of overdrafts, increases in personnel related costs, increases in apartment operating costs associated primarily from the opening of a second multifamily apartment building in March, 2003, and increases in professional fees, offset in part by decreases in costs associated with the abstract company ("First Iowa Title Services, Inc."). Data processing decreased $17,000 primarily due to contractually lower data processing costs and reduced consulting costs. The Company's efficiency ratio for the nine months ended September 30, 2004 and 2003 was 57.58% and 53.89%, respectively. The Company's ratio of noninterest expense to average assets for the nine months ended September 30, 2004 and 2003 were 2.54% and 2.51%, respectively.

Income Taxes. Income taxes decreased by $81,000 to $640,000 for the quarter ended September 30, 2004 as compared to $721,000 for the quarter ended September 30, 2003. The decrease was principally due to a decrease in pre-tax earnings during the 2004 period as compared to the 2003 period and an increase in recurring federal income tax credits from Northridge Apartment Limited Partnership II.

Income taxes decreased by $179,000 to $1,923,000 for the nine months ended September 30, 2004 as compared to $2,102,000 for the nine months ended September 30, 2003. The decrease was principally due to a decrease in pre-tax earnings during the 2004 period as compared to the 2003 period, an increase in recurring federal income tax credits from Northridge Apartment Limited Partnership II, offset in part by a one time state tax credit from Northridge Apartment Limited Partnership II, which decreased income tax expense by approximately $110,000 in 2003.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and disclosures included within this report, are based on the Company's audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on approximate measures of the financial effects of transactions and events that have already occurred.

However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company's significant accounting policies are described in the "Notes to Consolidated Financial Statements". Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policy to be that related to the allowance for loan losses, and asset impairment judgments, including the recoverability of goodwill.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company's market area and the expected trend of those economic conditions. To the extent actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested for impairment at least annually.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchases" (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2004.

                                                                            Total Number of       Maximum Number of
                                                                          Shares Purchased as    Shares that May Yet
                             Total Number of       Average Price Paid      Part of Publicly      Be Purchased Under
         Period             Shares Purchased           Per Share            Announced Plans           The Plan
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

July 1, 2004 to
July 31, 2004                              --                   --                      --             76,000

August 1, 2004 to
August 31, 2004                        21,050               $37.06                  21,050             54,950

September 1, 2004 to
September 30, 2004                     15,400               $38.10                  15,400             39,550
                                       ------                                       ------
         Total                         36,450                                       36,450


Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits

         Exhibits

         Exhibit 31.1  Rule 13a-14(a)/15d-14(a) Certifications
         Exhibit 32.1  Section 1350 Certifications

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NORTH CENTRAL BANCSHARES, INC.

DATE: November 12, 2004          BY: /s/ David M. Bradley
                                     --------------------
                                     David M. Bradley, Chairman, President and
                                     Chief Executive Officer


DATE: November 12, 2004          BY: /s/ David W. Edge
                                     -----------------
                                     David W. Edge, Chief Financial Officer and
                                     Treasurer