Form 10-K
period 2004-12-31
NORTH CENTRAL BANCSHARES INC
filed 2005-03-30
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
      FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the transition period from ____________to____________

                                     0-27672
                            (Commission File Number)

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                    Iowa                                     421449849
      State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                   Identification Number)
  c/o First Federal Savings Bank of Iowa
  825 Central Avenue, Fort Dodge, Iowa                         50501
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES   X       NO
    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).
YES          NO  X
                ---

    The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2004 was $55,473,062.

As of March 8, 2005, there were issued and outstanding 1,538,230 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Proxy Statement for the Registrant's 2005 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.
2. Portions of the 2004 Annual Report to Shareholders are incorporated by reference into Items 7, 7A, 8 and 9 of Part II hereof.

                                     PART I

         North Central Bancshares, Inc. and First Federal Savings Bank of Iowa may from time to time make written or oral "forward-looking statements." These forward-looking statements may be contained in this annual filing with the Securities and Exchange Commission (the "SEC"), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company and the Bank, which are made in good faith pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The words "may", "could", "should", "would", "believe", "anticipate", "estimate", "expect", "intend", "plan" and similar expressions are intended to identify forward-looking statements.

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

First Federal Savings Bank of Iowa

         The Bank is a federally chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and nine branch offices located in Iowa. Seven of the Bank's branches are located in north central and central Iowa, in the cities of Fort Dodge, Nevada, Ames, Perry, Ankeny and Clive. Three of the Bank's offices are located in south east Iowa, in the cities of Burlington and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was chartered originally in 1954, and on May 7, 1987 became a federally chartered savings bank. The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market areas, and investing such deposits in one-to-four family residential real estate mortgages, multifamily and commercial mortgages and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage loans. The Bank's lending activities have expanded to include an increased emphasis on originations of construction loans. The Bank's deposits are insured by the FDIC under the SAIF. The Bank has been a member of the Federal Home Loan Bank ("FHLB") System since 1954. At December 31, 2004, the Bank had total assets of $463.2 million, total deposits of $317.3 million, and total shareholders' equity of $39.3 million.

         The Bank's principal executive office is located at 825 Central Avenue, Fort Dodge, Iowa and its telephone number at that address is (515) 576-7531. The Bank's website address is www.firstfederaliowa.com.

Market Area and Competition

         The Company is an independent savings and loan holding company serving its primary market area of Webster, Story, Dallas, Polk, Henry and Des Moines Counties, which are located in the central, north central and southeastern parts of the State of Iowa. The Company's market area is influenced by agriculture, manufacturing, retail sales, professional services and public education. The Company is headquartered in Fort Dodge, the Webster County seat, where it operates two Company locations.

         The unemployment rate for the month of December 2004 for Webster County was 4.6%, for Story County 2.9%, for Dallas County 3.0%, for Polk County 4.0%, for Henry County 5.9% and for Des Moines County 6.5%. These compare to the national rate of 5.4% and the State of Iowa rate of 4.7%.

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

Lending Activities

         Loan Portfolio Composition. The principal components of the Company's loan portfolio are fixed-rate and adjustable-rate first mortgage loans secured primarily by one-to four-family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential and commercial real estate and, to a lesser extent, secured and unsecured consumer loans, with emphasis on second mortgage real estate loans. At December 31, 2004, the Company's total loans receivable totalled $418.8 million, of which $179.3 million, or 42.8%, were one-to four-family residential real estate first mortgage loans, $78.4 million, or 18.7%, were multifamily real estate first mortgage loans, primarily purchased by the Company, $90.9 million, or 21.7%, were commercial real estate first mortgage loans, primarily purchased by the Company, and $14.3 million, or 3.4% were construction real estate loans. Consumer loans, consisting primarily of automobile loans and second mortgage loans, totalled $55.9 million, or 13.4%, of the Company's loan portfolio.

         Savings banks, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2004, it was the Company's policy to limit loans to one borrower to $4.0 million, with higher limits subject to board approval. These limitations are less than the regulatory guidelines. At December 31, 2004, the Company's largest aggregate outstanding loans to a single borrower or group of related borrowers totaled $3.8 million. The Company had two other lending relationships of $3.0 million as of December 31, 2004. At December 31, 2004, each of these loans were performing, pursuant to their respective terms, as of that date.

         Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company's loan portfolio by type of loan as of the dates indicated:

                                                                          At December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                           2004               2003                 2002               2001              2000
                                           ----               ----                 ----               ----              ----
                                               Percent             Percent            Percent             Percent            Percent
                                      Amount   of Total  Amount   of Total    Amount  of Total   Amount   of Total  Amount  of Total
                                      ------   --------  ------   --------    ------  --------   ------   --------  ------  --------
                                                                       (Dollars in thousands)
First mortgage loans:
  One-to four-family residential(1) $179,311    42.81%  $171,604   46.71%   $148,751   43.17%  $161,549    51.81%  $176,615   54.78%
  Multifamily......................   78,428    18.73     69,963   19.04      70,779   20.54     74,396    23.86     75,858   23.53
  Commercial.......................   90,907    21.70     69,609   18.95      71,251   20.68     25,722     8.25     24,127    7.48
  Construction.....................   14,308     3.42      2,285    0.62           -       -          -        -          -       -
                                    --------   ------   --------  ------    --------  ------   --------    -----   --------   -----
Total first mortgage loans.........  362,954    86.66    313,461   85.32     290,781   84.39    261,667    83.91    276,600   85.79
                                    --------   ------   --------  ------    --------  ------   --------    -----   --------   -----

Consumer loans:
  Automobiles......................    9,052     2.16%     9,801    2.67%     10,115    2.94%     9,406     3.02%     8,803    2.73%
  Second mortgage(2)...............   39,701     9.48     37,601   10.23      38,239   11.10     35,619    11.42     31,910    9.90
  Other(3).........................    7,134     1.70      6,533    1.78       5,438    1.58      5,134     1.65      5,095    1.58
                                    --------   ------   --------  ------    --------  ------   --------    -----   --------   -----
    Total consumer loans...........   55,887    13.34     53,935   14.68      53,792   15.61     50,159    16.09     45,808   14.21
                                    --------   ------   --------  ------    --------  ------   --------    -----   --------   -----

    Total loans receivable......... $418,841   100.00%  $367,396  100.00%   $344,573  100.00%  $311,826   100.00%  $322,408  100.00%


Less:
  Undisbursed portion of
    construction loans............. $  9,114     2.18%     1,855    0.50%   $    929    0.27%     1,055     0.34%     1,493    0.45%
  Unearned loan (premium) discount      (984)   (0.24)      (696)  (0.19)       (623)  (0.18)       (37)   (0.01)        69    0.02
  Net deferred loan origination
    fees(costs)....................      160     0.04        113    0.03           3    0.00        (56)   (0.02)       (23)  (0.01)
  Allowance for loan losses........    3,235     0.77      3,165    0.86       3,118    0.90      2,883     0.92      2,843    0.88
                                    --------   ------   --------  ------    --------  ------   --------    -----   --------   -----
    Total loans receivable, net     $407,316    97.25%  $362,959   98.80%   $341,146   99.01%  $307,981    98.77%  $318,026   98.64%
                                    ========    =====   ========   =====    ========   =====   ========    =====   ========   =====

-----------------------------------


(1) Includes interest-only construction loans that convert to permanent loans, prior to 2003.
(2) Second mortgage loans included $ 5.4 million, $4.9 million, $4.0 million, $2.0 million and $1.6 million of nonowner-occupied residential first mortgage loans at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.
(3) Other consumer loans included $2.8 million, $2.1 million, $1.9 million, $1.9 million and $1.5 million of commercial mortgage loans at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

    Loan Maturity Schedule. The following table sets forth the maturity or period to repricing of the Company's loan portfolio at December 31, 2004. Overdraft lines of credit are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

                                                             At December 31, 2004
                                                             --------------------
                                         Within        1-3        3-5        5-10        10-20    Beyond 20
                                         1 Year       Years      Years       Years       Years      Years        Total
                                         ------       -----      -----       -----       -----      -----        -----
                                                                         (In thousands)
First mortgage loans:
  One-to four-family residential(1)..  $  39,118    $ 21,686    $ 61,954    $ 33,497    $ 36,053    $1,311    $ 193,619
  Multifamily........................     18,193      21,833      30,100       7,413         888         -       78,427
  Commercial.........................     14,924      16,087      35,739      13,539      10,619         -       90,908
Consumer loans (2)...................      8,075      16,868      20,747       7,794       2,403         -       55,887
                                       ---------      ------    --------    --------    --------     -----    ---------
  Total .............................  $  80,310     $76,474    $148,540    $ 62,243    $ 49,963    $1,311    $ 418,841
                                       =========     =======    ========    ========    ========    ======    =========

(1) One-to four-family loans include $27.9 million of loans with repricing periods greater than 5 years that have been classified as fixed rate loans. $26.6 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.
(2) Includes second mortgage loans of $39.7 million at December 31, 2004.


         The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 2004 due after December 31, 2005.

                                                 Due After December 31, 2005
                                                 ---------------------------
                                              Fixed     Adjustable      Total
                                              -----     ----------      -----
                                                       (In thousands)
First mortgage loans:
    One-to four-family residential(1)...   $  74,263    $  80,238     $ 154,501
    Multifamily.........................       2,114       58,120        60,234
    Commercial..........................      35,610       40,373        75,983
Consumer loans (2)......................      47,720           93        47,813
                                           ---------    ---------     ---------
      Total.............................   $ 159,707    $ 178,824     $ 338,531
                                           =========    =========     =========
________________________

(1) One-to four-family loans include $27.9 million of loans with repricing periods greater than 5 years that have been classified as fixed rate loans.
(2) Includes second mortgage loans of $38.2 million at December 31, 2004.


        One-to four-family Residential Real Estate Loans. Traditionally, the Company's primary lending activity consists of the origination of fixed- and adjustable-rate one-to-four family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company's market area. The Company also originates one-to four-family, interest only construction loans that convert to permanent loans after an initial construction period that generally does not exceed nine months. At December 2004, 38.7% of the Company's residential real estate loans had fixed rates, and 61.3% had adjustable rates.

        The Company originates loans for portfolio and sells loans in the secondary mortgage market. However, the Company's one-to four-family, fixed-rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Federal Home Loan Mortgage Corporation ("FHLMC") and Fannie Mae purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market. The Company has sold fixed-rate loans with maturities in excess of 15 years in the secondary mortgage market. For the year ended December 31, 2004, the Company sold $17.8 million of one-to four-family residential mortgage loans, generally to lower the Company's interest rate risk. One-to four-family loans are underwritten and originated according to policies approved by the Board of Directors.

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

         The Company's adjustable rate mortgage loans, or "ARM loans", are generally originated for terms of up to 30 years, with interest rates that adjust annually. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. At December 31, 2004, the Company offered ARM loans with annual rate caps of 2.00% and maximum life-of-loan caps of 6.00% above the beginning rate. At present, the interest rate on its ARM loans is calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year. In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One-to-four family residential ARM loans totalled $118.8 million, or 28.4%, of the Company's total loan portfolio at December 31, 2004.

         The primary purpose of offering ARM loans is to make the Company's loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company's credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk. See Item 7A. "Discussion of Market Risk Interest Rate Sensitivity Analysis" in the 2004 Annual Report to Shareholders, which is attached to this Form 10-K as Exhibit 13.1.

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

         Regulations limit the amount that a savings institution may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. "See Regulation-Regulation of Federal Savings Associations-Real Estate Lending Standards." The Company originates one-to four-family residential mortgage loans with terms up to a maximum of 30-years and with loan-to-value ratios up to 103% of the lesser of the appraised value of the security property or the contract price. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to be at or below the 80% loan-to-value level. The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion on all properties securing real estate loans originated by the Company.

         Multifamily Residential and Commercial Real Estate Loans. The Company's loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $169.3 million, or 40.4%, of the Company's total loan portfolio at December 31, 2004. Of such loans, $143.5 million, or 84.8%, were purchased or originated by the Company and were secured by properties outside the State of Iowa (the "out of state" properties). The multifamily and commercial real estate loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings. Multifamily residential real estate and commercial loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of project. Fixed rate loans generally amortize over 15 to 30 years, and generally contain call provisions permitting the Company to require that the entire principal balance be repaid at the end of five to fifteen years. Such loans are priced as five to fifteen year loans with maximum loan-to-value ratios of 80%. See " Purchased or Out of State Originated Loans".

         All purchased or out of state originated multifamily or commercial real estate loans in excess of $1.0 million are approved by the Chief Executive Officer, Chief Operating Officer and the Board of Directors and are subject to the same underwriting standards as for loans originated by the Company. All purchased or out of state originated loans less than $1.0 million are approved by the Chief Executive Officer and Chief Operating Officer and ratified by the Board of Directors and are subject to the same underwriting standards as loans originated by the Company. Before a loan is purchased, the Company obtains copies of the original loan application, certified rent rolls, the original title insurance policy, the original appraisal and personal financial statements of any guarantors of the loan. An executive officer or director of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. $15.0 million, or

10.4%, of out of state multifamily and commercial real estate loans are serviced by the Bank. $128.5 million, or 89.6%, of the out of state multifamily and commercial real estate loans are serviced by the originating financial institution or mortgage company. The Company imposes a $3.0 million limit on the aggregate size of multifamily and commercial loans to any one borrower for loans secured by real estate located outside the State of Iowa. A $4.0 million limit on the aggregate size of multifamily and commercial loans to one borrower applies to loans secured by real estate located in Iowa. Any exceptions to the limit must be specifically approved by the Board of Directors on a loan-by-loan basis within the Company's legal lending limit. See "Regulation - Regulation of Federal Savings Associations - Loans to One Borrower".

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

         Construction Lending. The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four- family residences and commercial and multi-family real estate. At December 31, 2004, the Company's construction loan portfolio totaled $14.3, or 3.4% of the Company's total loan portfolio. Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family ARM loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

         Generally, construction loans to builders of one- to four-family residences require the payment of interest only for up to 12 months and have terms of up to 12 months. These loans may provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. At December 31, 2004, the Company had $13.3 million of one-to four-family construction loans.

         Construction loans on commercial and multi-family real estate projects may be secured by apartments, small office buildings, strip retail centers, or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. During the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At December 31, 2004, the Company had approximately $1.0 million of loans for the construction of commercial real estate.

         Construction loans are obtained principally through continued business from builders who have previously borrowed from the Company and from new or existing customers who are building new facilities. The application process includes a submission to the Company of accurate plans, specifications, and costs of the project to be constructed and projected revenues from the project. These items are also used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of the current appraised value of the property or the cost of construction (land plus building.)

         Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multi-family and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

         Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which primarily include second mortgage loans. As of December 31, 2004, consumer loans totalled $55.9 million, of which second mortgage loans totalled $39.7 million, or 9.5%, of the Company's total loan portfolio. The Company's second mortgage loans generally have fixed interest rates for terms of 3 to 5 years. The Company's second mortgage loans are generally secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 90%. The average principal amount of the Company's second mortgage loans is approximately $19,000.

         To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally up to 90% loan-to-value basis for new cars. All of the Company's automobile loans were originated by the Company and generally have terms of up to five years. At December 31, 2004, automobile loans totalled $9.1 million, or 2.2% of the Company's total loan portfolio.

         In addition, the Company also makes other types of consumer loans, including unsecured signature loans for various purposes. At December 31, 2004, other consumer loans totalled $7.1 million, or 1.7% of the Company's total loan portfolio. Included in the other consumer loans are unsecured consumer loans which totaled $707,000 or 0.17 % of the Company's total loan portfolio. The minimum loan amount for unsecured signature loans is $2,000, the maximum loan amount for such loans is generally $7,500, and the average balance of such loans is approximately $2,300.

         The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans are generally secured and are originated for any business purpose, such as for the purchase of business equipment.

         The Company's business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company expects consumer loan demand will come from its existing customer base. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 2004, $296,000, or 0.53%, of the Company's consumer loan portfolio was on non-accrual status.

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

         After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, and amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. An abstract of title along with an attorney's title opinion is required on all first mortgage loans secured by real property in Iowa. At December 31, 2004, the Company had outstanding commitments to originate $4.0 million of loans. This amount does not include commitments to purchase loans, undisbursed overdraft loan privileges, undisbursed home equity lines of credit or the unfunded portion of loans in process.

         Purchased or Out of State Originated Loans. The Company's loan portfolio contains $158.1 million of loans secured by out of state properties. These loans represented 37.8% of the Company's total loan portfolio at December 31, 2004. All of the one-to four-family, multifamily residential and commercial real estate loans in the Company's loan portfolio, which are purchased out of state by the Company, are without recourse to the seller. At December 31, 2004, the Company's multifamily residential and commercial real estate loans had an average balance of $751,780 and the largest loan had a principal balance of $2.97 million. As of December 31, 2004 there were no multifamily or commercial real estate loans that were more than 90 days past due.

         To supplement its origination of one-to four-family first mortgage loans, the Company also purchases first mortgage loans secured by one-to four-family residences out of state. At December 31, 2004, $14.6 million, or 3.5%, of the Company's total loan portfolio consisted of purchased one-to four-family loans. As of December 31, 2004 there were no purchased one-to four-family first mortgage loans that were more than 90 days past due.

         Loans purchased by the Company entail certain risks not necessarily associated with loans the Company originates. The Company's purchased loans are generally acquired without recourse against the seller. $23.2 million, or 13.2%, of purchased loans are serviced by the Bank. $152.6 million, or 86.8%, of purchased loans are serviced by the originating financial institution or mortgage company. Although the Company reviews each purchased loan using the Company's underwriting criteria for originations and a Company officer or director performs an on-site inspection of each purchased loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review. In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with loans the Company originates. Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company's market areas. If economic conditions continue to limit the Company's opportunities to originate loans in its market areas, the Company may increase its investment in out of state mortgage loans. There can be no assurance, however, that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

         In an effort to reduce the risk of loss on out of state purchased loans, the Company generally purchases loans that meet the underwriting policies for loans originated by the Company although specific rates and terms may differ from the rates and terms offered by the Company. The Company requires appropriate documentation, and personal inspections of the underlying real estate collateral by an executive officer or director prior to purchase. The Company also limits its out of state loan portfolio concentration within a single state to 10% of the Bank's total assets.

         Set forth below is a table of the Company's out of state purchased or originated loans by state of origin (including multifamily residential, commercial real estate and one-to four-family first mortgage loans) as of December 31, 2004.

                                 Balance as of            Percentage as of
               State           December 31, 2004          December 31, 2004
               -----           -----------------          -----------------
                                (In thousands)

               Arizona         $     3,066                     1.9%
            California              29,621                    18.8
              Colorado              15,834                    10.1
               Georgia                   4                     0.0
              Illinois               3,833                     2.4
               Indiana               3,065                     1.9
                Kansas               1,875                     1.2
              Michigan               3,447                     2.2
             Minnesota              15,647                     9.9
              Missouri               8,666                     5.5
               Montana                   3                     0.0
              Nebraska               8,408                     5.3
                Nevada               1,064                     0.7
        North Carolina                 499                     0.3
                  Ohio               3,745                     2.4
                Oregon              10,941                     6.9
          South Dakota               1,785                     1.1
             Tennessee                  35                     0.0
                 Texas               4,114                     2.6
                  Utah               4,154                     2.6
            Washington              25,426                    16.1
             Wisconsin              12,859                     8.1
                               -----------                   -----

                 Total         $   158,091                   100.0%
                               ===========                   =====

         Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the periods indicated.

                                                           For the Years Ended
                                                               December 31,
                                                     2004         2003         2002
                                                     ----         ----         ----
                                                             (In thousands)
Total loans receivable at beginning of period..   $ 367,396    $ 344,574    $ 311,826
                                                  ---------    ---------    ---------
Originations:
First mortgage loans:
   One-to four-family residential .............      64,771      117,916       84,143
   Multifamily ................................       4,720        3,491            -
   Commercial .................................       3,924        1,244          264
Consumer loans:
   Automobile .................................       6,246        7,288        8,573
   Second mortgage ............................      21,709       25,857       28,577
   Other ......................................       6,115        4,482        4,303
                                                  ---------    ---------    ---------
     Total originations: ......................     107,485      160,278      125,860
Loan Purchases:
   First mortgage one-to four-family ..........       1,769       13,001        5,104
   First mortgage multifamily .................      19,907       20,545       22,891
   First mortgage commercial ..................      31,049       11,540       56,434
Loan Sales:
   First mortgage - one-to four-family ........     (17,805)     (48,188)     (52,899)
Transfer of mortgage loans (to)
   foreclosed real estate......................        (335)        (954)        (107)
Repayments ....................................     (90,625)    (133,400)    (124,535)
                                                  ---------    ---------    ---------
Net loan activity .............................      51,445       22,822       32,748
                                                  ---------    ---------    ---------
     Total loans receivable at end of period...   $ 418,841    $ 367,396    $ 344,574
                                                  =========    =========    =========

         Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Net deferred fees and costs are recognized into income immediately upon prepayment of the related loan. At December 31, 2004, the Company had $160,000 of deferred loan origination fees, net. Such fees vary with the type of loans and commitments made. The Company typically charges a document preparation fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges and late charges and loan prepayment fees. The Company recognized fees and service charges of $3.1 million, $2.9 million and $2.4 million for the fiscal years ended December 31, 2004, 2003 and 2002, respectively.

Investment Activities

         At December 31, 2004, the Company's investment portfolio is comprised of State and Local Obligations, mortgage-backed securities, mutual funds, interest-bearing deposits and equity securities consisting of Federal Home Loan Mortgage Corporation ("FHLMC") preferred stocks, Federal National Mortgage Association ("FNMA") preferred stock, Federal Home Loan Bank ("FHLB") stock and other common stock. At December 31, 2004, $631,000, or 14.0%, of the Company's investment portfolio, excluding mortgage-backed securities, mutual funds and equity securities, was scheduled to mature in one year or less, and $2.3 million, or 51.8% was scheduled to mature within one to five years.

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

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

                                                      At December 31,
                                              2004         2003           2002
                                              ----         ----           ----
                                                      (In thousands)

Investment securities:
     U.S. Government agencies (1).......   $      -      $      -      $      -
     Mortgage-backed securities.........      6,044         9,023         4,026
     State and local obligations (1)....      4,497         5,133         6,073
     FHLB stock.........................      5,045         4,778         4,478
     Mutual funds.......................      1,976         1,989         2,000
     Equity securities(2)...............      5,544         6,029         6,257
                                           --------      --------      --------
       Total investment securities......     23,106        26,952        22,834
     Interest-earning deposits..........      4,948         7,125        13,026
                                           --------      --------      --------
       Total investments................   $ 28,054      $ 34,077      $ 35,860
                                           ========      ========      ========


_______________________

     (1) Certain securities have call features which allow the issuer to call the security prior to maturity date.
     (2) Certain securities have call features which allow the issuer to call the security.

        Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 2004

                                                                       At December 31, 2004
                                                                       --------------------
                                      One Year or Less       One to Five Years        Five to Ten Years         Over Ten Years
                                      ----------------       -----------------        -----------------         --------------
                                                Annualized               Annualized              Annualized               Annualized
                                                 Weighted                 Weighted                Weighted                 Weighted
                                     Carrying    Average   Carrying       Average     Carrying     Average     Carrying     Average
                                      Value      Yield       Value        Yield        Value       Yield        Value       Yield
                                      -----      -----       -----        -----        -----       -----        -----       -----
                                                                      (Dollars in thousands)
Investment securities:
   Mortgage-backed securities.....  $    28        5.77%    $   368        5.90%     $   632         5.80%      $ 5,016       3.97%
   State and local obligations(1).      631        4.50       2,330        4.73          780         5.00           756       6.12
   Mutual funds...................        -           -           -           -            -            -             -          -
   FHLB stock.....................        -           -           -           -            -            -             -          -
   Common stock...................        -           -           -           -            -            -             -          -
   Preferred stock-FNMA(2)........        -           -           -           -            -            -             -          -
   Preferred stock-FHLMC(2).......        -           -           -           -            -            -             -          -
                                    -------        ----     -------        ----      -------         ----       -------       ----
     Total securities available
       for sale...................  $   659        4.55%    $ 2,698        4.89%     $ 1,412         5.36%      $ 5,772       4.25%

Interest-bearing deposits.........    4,948        1.56           -           -            -            -             -          -
                                    -------        ----     -------        ----      -------         ----       -------       ----
     Total investments............  $ 5,607        1.91%    $ 2,698        4.89%     $ 1,412         5.36%      $ 5,772       4.25%
                                    =======        ====     =======        ====      =======         ====       =======       ====

                                             At December 31, 2004
                                             --------------------
                                                     Total
                                                     -----
                                                                     Annualized
                                                           Average     Weighted
                                      Carrying     Fair    Life in     Average
                                       Value      Value     Years       Yield
                                       -----      -----     -----       -----
                                              (Dollars in thousands)
Investment securities:
   Mortgage-backed securities.....  $  6,044   $  6,044       2         4.29%
   State and local obligations(1).     4,497      4,497       3         4.96
   Mutual funds...................     1,976      1,976                 2.74
   FHLB stock.....................     5,045      5,045                 2.73
   Common stock...................         7          7                   -
   Preferred stock-FNMA(2)........       960        960                 5.81
   Preferred stock-FHLMC(2).......     4,577      4,577                 3.77
                                    --------   --------                 ----
     Total securities available
       for sale...................  $ 23,106   $ 23,106                 3.88%

Interest-bearing deposits.........     4,948      4,948                 1.56
                                    --------   --------                 ----
     Total investments............  $ 28,054   $ 28,054                 3.47
                                    ========   ========                 ====


(1) Certain securities have call features which allow the issuer to call the security prior to maturity date.
(2) Certain securities have call features which allow the issuer to call the security.

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

         Deposits. During 2004, consumer and commercial deposits were attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including noninterst-bearing demand accounts, NOW accounts, savings accounts, money market savings, certificates of deposit and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company may pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. Public fund deposits totalled $2.4 million at December 31, 2004, a reduction of $0.9 million from December 31, 2003. Beginning fiscal year 2004, the Company's Board approved acceptance of deposits through brokers, through a solicitation of funds, and by offering negotiated rates on certificates of deposit in excess of $100,000. Currently, however, the Company does not have any of these types of deposits.

         Deposit Portfolio. Deposits with the Company as of December 31, 2004, were represented by the various types of deposit programs described below.

  Weighted                                                                                                  Percentage
  Average                                        Checking and                 Minimum                        of Total
Interest Rate     Original Term                Savings Deposits               Balance        Balances        Deposits
-------------     -------------                ----------------               -------        --------        --------
                                                                                           (Dollars in
                                                                                            thousands)

   0.00%            None                     Noninterest-bearing demand      $     50       $ 10,944            3.46%
   0.19             None                     NOW accounts                          50         47,282           14.94
   0.31             None                     Savings accounts                      25         28,586            9.04
   1.69             None                     Money Market savings               2,500         45,994           14.54

                                             Certificates of Deposit
                                             -----------------------

   0.86             1-3 months               Fixed term, fixed rate          $  1,000       $     85            0.03
   1.96             4-6 months               Fixed term, fixed rate             1,000          4,627            1.46
   2.06             7-9 months               Fixed term, fixed rate             1,000         10,783            3.41
   2.01             10-12 months             Fixed term, fixed rate             1,000         15,237            4.82
   2.37             13-24 months             Fixed term, fixed rate             1,000         51,097           16.15
   2.98             25-36 months             Fixed term, fixed rate             1,000         24,475            7.74
   4.09             37-48 months             Fixed term, fixed rate             1,000          3,981            1.26
   4.86             49-60 months             Fixed term, fixed rate             1,000         70,061           22.14
   5.30             61 months or greater     Fixed term, fixed rate             1,000          3,182            1.01
                                                                                            --------          ------
                                             Total deposits                                 $316,334          100.00%
                                                                                            ========          ======

         The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

                                                Increase      Increase                   Increase      Increase
                                    Balance    (Decrease)    (Decrease)      Balance    (Decrease)    (Decrease)      Balance
                                   12/31/04        %             $          12/31/03        %              $         12/31/02
                                   --------    ----------    ----------     --------    ----------    ----------     --------
                                                                       (Dollars in thousands)
Noninterest bearing demand...    $  10,944       19.46%     $   1,783      $   9,161      12.32%      $  1,005      $   8,156
NOW..........................       47,282       13.65          5,680         41,602      14.37          5,228         36,374
Savings account .............       28,586        2.96            821         27,765       8.06          2,072         25,693
Money market savings.........       45,994       78.38         20,209         25,785       8.58          2,037         23,748
Certificates of deposit
  that mature:
    within 12 months.........       79,912      (13.76)       (12,748)        92,660      36.52         24,788         67,872
    within 12-36 months......       79,555       41.39         23,287         56,268     (24.83)       (18,587)        74,855
    beyond 36 months.........       24,061      (21.68)        (6,662)        30,723     (23.77)        (9,579)        40,302
                                 ---------      ------      ---------      ---------     ------       --------      ---------
      Total..................    $ 316,334       11.40%     $  32,370      $ 283,964       2.51%      $  6,964      $ 277,000
                                 =========      ======      =========      =========     ======       ========      =========


                                                Increase      Increase                   Increase      Increase
                                   Balance     (Decrease)    (Decrease)     Balance     (Decrease)    (Decrease)      Balance
                                  12/31/02         %              $         12/31/01       %              $          12/31/00
                                  --------     ----------    ----------     --------    ----------    ----------     --------
                                                                       (Dollars in thousands)
Noninterest bearing demand....   $   8,156       18.82%     $   1,292      $   6,864      13.06%      $    793     $    6,071
NOW...........................      36,374        7.72          2,607         33,767      11.72          3,542         30,225
Passbook savings..............      25,693       17.44          3,815         21,878       0.71            154         21,724
Money market savings..........      23,748      (15.48)        (4,348)        28,096      14.59          3,577         24,519
Certificates of deposit
  that mature:
    within 12 months..........      67,872      (28.33)       (26,833)        94,705       1.65          1,533         93,172
    within 12-36 months.......      74,855       41.16         21,828         53,027     (14.43)        (8,945)        61,972
    beyond 36 months..........      40,302       32.24          9,825         30,477      29.78          6,993         23,484
                                 ---------      ------      ---------      ---------     ------       --------      ---------
       Total..................   $ 277,000        3.05%     $   8,186      $ 268,814       2.93%      $  7,647      $ 261,167
                                 =========      ======      =========      =========     ======       ========      =========

         The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

                                           At December 31,
                          2004                 2003                   2002
                          ----                 ----                   ----
                                          (In thousands)

Rate

1.99% or less.....    $  25,555             $  24,608             $   3,360
2.00-2.99%........       77,070                44,391                27,439
3.00-3.99%........       27,977                26,627                37,727
4.00-5.99%........       37,685                66,580                88,840
6.00-7.99%........       15,241                17,445                25,664
8.00% or greater..            -                     -                     -
                      ---------             ---------             ---------
                      $ 183,528             $ 179,651             $ 183,030
                      =========             =========             =========


     The following table sets forth the amount and maturities of certificates of deposit at December 31, 2004.


                                                               Amount Due
                           Less
                          Than 1        1-2          2-3          3-4          4-5        After 5
                           Year        Years        Years        Years        Years        Years        Total
                           ----        -----        -----        -----        -----        -----        -----
                                                             (In thousands)
Rate

1.99% or less.........    $22,311      $ 2,861      $   375     $     8       $     -      $ -        $ 25,555
2.00-2.99%............     38,420       27,879        8,502       1,762           507        -          77,070
3.00-3.99%............      4,259        2,771        2,349       6,507        12,091        -          27,977
4.00-5.99%............      4,054       12,859       17,586       2,817           369        -          37,685
6.00-7.99%............     10,868        4,285           88           -             -        -          15,241
                          -------      -------      -------     -------       ------       ----       --------
                          $79,912      $50,655      $28,900     $11,094       $12,967      $ -        $183,528
                          =======      =======      =======     =======       =======      ====       ========


         The following table indicates the amount of the Company's certificates of deposit greater than $100,000 by time remaining until maturity at December 31, 2004. This amount does not include savings accounts of greater than $100,000, which totalled approximately $1.0 million at December 31, 2004.


                                                              Certificates
                                                             of Deposit over
                 Remaining Maturity                             $100,000
---------------------------------------------------          ---------------
                                                             (In thousands)

Three months or less...............................           $   3,049
Three through six months...........................               3,639
Six through twelve months..........................               3,453
Over twelve months.................................               9,327
                                                              ---------
  Total............................................           $  19,468
                                                              =========

         The following table sets forth the changes in deposits of the Company for the periods indicated:

                                                         Year Ended December 31,
                                                         -----------------------
                                                2004               2003              2002
                                                ----               ----              ----
                                                               (In thousands)
Net increase (decrease) before interest
    credited..............................    $ 26,633           $   607            $   335
Interest credited.........................       5,737             6,357              7,851
                                              --------           -------            -------
    Net increase in deposits..............    $ 32,370           $ 6,964            $ 8,186
                                              ========           =======            =======

Borrowings

         Deposits are the Company's primary source of funds. The Company may also obtain funds from the FHLB. FHLB advances are collateralized by selected assets of the Company. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the Office of Thrift Supervision ("OTS") and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source.

                                                      For the
                                               Year Ended December 31,
                                               -----------------------
                                          2004           2003            2002
                                          ----           ----            ----
                                                (Dollars in thousands)
Weighted average rate paid on:
     FHLB advances................           4.51%          4.63%          5.33%
FHLB advances:
     Maximum balance..............      $ 103,979      $ 103,021       $ 89,561
     Average balance..............         97,833         96,904         82,996
Weighted average rate paid on:
     Other borrowings.............           1.00%          1.00%          4.07%
Other borrowings:
     Maximum balance..............      $      17      $      21       $    275
     Average balance..............             15             19             26

Title Abstract Business

         A component of the Company's operating strategy to increase non-interest income is through the abstract company business conducted through a wholly owned subsidiary, First Iowa Title Services, Inc. ("First Iowa"). First Iowa currently provides real estate title abstracting services in Webster, Boone and Jasper counties. These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate. This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels. The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company. Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise. Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market, but the cost of this insurance may not be passed on to the borrower. First Iowa had 16 employees as of December 31, 2004.

Insurance and Annuity Business

         Another component of the Company's operating strategy to increase non-interest income is through First Federal Investment Services, Inc. ("First Federal Investments"), a wholly owned subsidiary of the Bank. First Federal Investments' activities include the sale of life insurance on mortgage loans, and credit life and accident and health insurance on consumer loans made by the Company. In addition, First Federal Investments sells life insurance annuity products, mutual funds and other noninsured products. First Federal Investments had two employees as of December 31, 2004.

Mortgage Company Business

         First Iowa Mortgage, Inc. is a wholly-owned subsidiary of the Bank. First Iowa Mortgage, Inc. originated first mortgage loans and subsequently sold these loans and the mortgage servicing rights to investors. First Iowa Mortgage, Inc. currently is inactive and these services are provided by the Bank.

Multifamily Apartment Buildings

         On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership with the Fort Dodge Housing Corporation ("FDHC"), a non-profit Iowa corporation formed to acquire, develop and manage low-and moderate-income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge. The Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. A 44-unit apartment complex was completed on February 1, 1997. The tax credits for the year ended December 31, 2004 are approximately $151,000. The tax credits will continue for an additional two year period.

         On October 24, 1996, the Company formed the Northridge Apartments Limited Partnership II to acquire, develop and manage low-and moderate-income housing for residents of the Fort Dodge area. Northridge Partnership II was awarded low income housing tax credits in 2002 by the Iowa Finance Authority. These credits were awarded to construct a 23 unit apartment building in Fort Dodge, Iowa. A 23-unit apartment complex was completed on March 31, 2003. The tax credits for the year ended December 31, 2004 are approximately $127,000. The tax credits will continue for an additional eight year period. In addition, this building is located in an area designated as a state enterprise zone. A State of Iowa one time income tax credit of approximately $166,000 was awarded for the year ended December 31, 2003.

Personnel

         At December 31, 2004, the Company had 118 full-time and 28 part-time employees (including the 16 employees of First Iowa and the 2 employees at First Federal Investments). None of the Company's employees are represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

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

Regulation of Federal Savings Associations

         Business Activities. The Bank derives its lending and investment powers from the Home Owners' Loan Act, as amended, and OTS regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank's authority to invest in certain types of loans or other investments is limited by federal law.

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

         QTL Test. Under federal law, the Bank must comply with the qualified thrift lender, "QTL" test. Under the QTL test, the Bank is required to maintain at least 65% of its "portfolio assets" in certain "qualified thrift investments" in at least nine months of the most recent 12-month period. "Portfolio assets" means, in general, the Bank's total assets less the sum of:

         o      specified liquid assets up to 20% of total assets;

         o      goodwill and other intangible assets; and

         o      the value of property used to conduct the Bank's business

         The Bank may also satisfy the QTL test by qualifying as a "domestic building and loan association" as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at December 31, 2004, and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If the Bank fails the QTL test it must either operate under certain restrictions on its activities or convert to a bank charter.

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

         At December 31, 2004, the Bank met each of its capital requirements, in each case on a fully phased-in basis. The table below presents the Bank's regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2004:

                                                Capital
                                 Bank         Requirements       Excess Capital
                                 ----         ------------       --------------
                                             (In thousands)
Tangible capital.......      $  33,324        $   6,868          $  26,456
Core capital...........         33,324           13,735             19,589
Risk-based capital.....         36,464           24,847             11,617

         Capital Distribution. The OTS imposes various restrictions or requirements on the Company's ability to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. The Company must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Company's net income for that year plus the Company's retained net income for the previous two years.

         The OTS may disapprove of a notice of application if:

     o    The Company would be undercapitalized following the distribution;

     o the proposed capital distribution raises safety and soundness concerns; or

     o the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

         Branching. Subject to certain limitations, HOLA and the OTS regulations permit federally chartered savings associations to establish branches in any state of the United States. The authority to establish such a branch is available (i) in states that expressly authorize branches of savings associations located in another state and (ii) to an association that qualifies as a "domestic building and loan association" under the Code, which imposes qualification requirements similar to those for a "qualified thrift lender" under HOLA. See "QTL Test." The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association's activities. This authority under HOLA and the OTS regulations preempts any state law purporting to regulate branching by federal savings associations.

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

         Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, and compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the "prompt corrective action" provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.

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

         Prompt Corrective Regulatory Action. Under the OTS "prompt corrective action" regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association's capital:

     o    well capitalized;

     o    adequately capitalized;

     o    undercapitalized; and

     o    critically undercapitalized.

         At December 31, 2004, the Bank met the criteria for being considered "well-capitalized." When appropriate, the OTS can require corrective action by a savings association holding company under the "prompt corrective action" provision of federal law.

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

         In addition, all FDIC insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0142% of insured deposits to fund interest payment on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of $10,000 or 0.12% of the total assets of the Bank. The Bank is also required to own activity based stock, which is based on 4.45% of the Bank's outstanding advances. These percentages are subject to change by the FHLB. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 2004 of $5.0 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

         Under the Gramm-Leach-Bliley Act (the "GLB Act"), membership in the FHLB is now voluntary for all federally-chartered savings associations, such as the Bank. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on 6-months notice) and Class B (redeemable on 5-years notice).

         Federal Reserve System. The Bank is subject to provisions of the FRA and the FRB's regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $40.6 million. The amount of aggregate transaction accounts in excess of $40.6 million is currently subject to a reserve ratio of 10.0%. The FRB regulations currently exempt $7.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

         Privacy Regulations. Pursuant to the GLB Act, the OTS has published final regulations implementing the privacy protection provisions of the GLB Act. The new regulations generally require that the Bank disclose its privacy policy, including identifying with whom it shares a customer's "nonpublic personal information," to customers at the time of establishing the customer relationship and annually thereafter. In addition, the Bank is required to provide its customers with the ability to "opt-out"of having it share their personal information with unaffiliated third parties and not to disclose account numbers or access codes to nonaffiliated third parties for marketing purposes. The Bank currently has a privacy protection policy in place and believes that such policies are in compliance with the regulations.

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

The USA PATRIOT Act

         The Bank is subject to the USA PATRIOT Act which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

     o Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules which became effective on October 1, 2003, require each financial institution to implement a written customer identification program appropriate for its size, location and type of business that includes certain minimum requirements.

     o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts.

      o Section 318, which became effective December 25, 2001, prohibits financial institutions from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and requires financial institutions to take reasonable steps to ensure that correspondent accounts provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks.

     o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Regulation of Savings and Loan Holding Companies

         The Holding Company is registered as a unitary savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and any of its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the FRB.

         HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring (i) through mergers, consolidation or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; and (ii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company's savings institution subsidiary that is approved by the OTS).

         A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution in located, except, (i) in the case of certain emergency acquisitions approved by the FDIC;
(ii) if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or (iii) if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state chartered association.

         As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See "Regulation of Federal Savings Associations - QTL Test" for a discussion of the QTL requirements.

         In addition, for grandfathered savings and loans companies (such as the Company), the GLB Act prohibits the sale of such entities to nonfinancial companies. This prohibition is intended to restrict the transfer of grandfathered rights to other entities and, thereby, prevent evasion of the limitation on the creation of new unitary savings and loan holding companies.

         Transactions between the Bank and the Holding Company and its other subsidiaries are subject to various conditions and limitations. See "Regulation of Federal Savings Associations - Transactions with Related Parties." See "Regulation of Federal Savings Associations - Limitation on Capital Distributions."

The Sarbanes-Oxley Act

         As a public company, the Company is subject to the Sarbanes-Oxley Act which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

     o    the creation of an independent accounting oversight board;

     o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

     o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

     o a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's independent accountants and that such accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting. The Company, as a non-acceleratd filer, is not subject to this provision until the year ending December 31, 2006;

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

Quotation on Nasdaq. The Company's common stock is quoted on The Nasdaq Stock Market. In order to maintain such quotation, the Company is subject to certain corporate governance requirements, including:

     o    a majority of its board must be composed of independent directors;

     o it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the National Association of Securities Dealers ("NASD") and by Securities Exchange Act regulations;

     o its nominating committee and compensation committee must also be composed of entirely of independent directors;

     o each of its audit committee and nominating committee must have a publicly available written charter.

ITEM 2.  PROPERTIES

         The Company conducts its business through its main office located in Fort Dodge, Iowa and nine full-service offices located in Fort Dodge, Nevada, Ames, Perry, Ankeny, Clive, Burlington and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa Title Services at December 31, 2004. In addition to the properties listed below, First Federal Investments owned land and an office building in Fort Dodge, Iowa, Northridge Apartments Limited Partnership owned a multifamily apartment building in Fort Dodge, Iowa and Northridge Apartment Limited Partnership II owned a multifamily apartment building in Fort Dodge, Iowa at December 31, 2004.

Location                           Opening Date           Lease Expiration Date

Main Office:
825 Central Avenue                 1973                   N/A
Fort Dodge, Iowa

Branch Offices:
201 South 25th Street              1977                   N/A
Fort Dodge, Iowa

404 Lincolnway                     1977                   N/A
Nevada, Iowa

316 South Duff                     1995                   N/A
Ames, Iowa

1111-141st Street                  1999                   N/A
Perry, Iowa

321 North Third Street             1953                   N/A
Burlington, Iowa

1010 North Roosevelt               1975                   N/A
Burlington, Iowa

102 South Main                     1991                   N/A
Mount Pleasant, Iowa

2110 SE Delaware                   2003                   N/A
Ankeny, Iowa

13150 Hickman Road                 2004                   N/A
Clive, Iowa

First Iowa Offices:
628 Central Avenue                 1982                   N/A
Fort Dodge, Iowa

814 8th Street                     1996                   2008
Boone, Iowa

200 1st Street South               1996                   2009
Newton, Iowa

_________________________

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The information required by this Item is incorporated herein by reference to page 64 of the Company's 2004 Annual Report to Shareholders under the heading "Shareholder Information," which section is included in Exhibit
  13.1 to this Annual Report.

          The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchases" (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended December 31, 2004.

                                                                     Total Number of       Maximum Number of
                                                                   Shares Purchased as    Shares that May Yet
                        Total Number of     Average Price Paid      Part of Publicly      Be Purchased Under
         Period        Shares Purchased         Per Share            Announced Plans           The Plan
-----------------------------------------------------------------------------------------------------------
October 1, 2004 to
October 31, 2004                   --                --                       --               39,550

November 1, 2004 to
November 30, 2004               9,900             $38.53                   9,900               29,650

December 1, 2004 to
December 31, 2004              11,000             $38.95                  11,000               18,650
                               ------                                     ------
         Total                 20,900                                     20,900


ITEM 6.  SELECTED FINANCIAL DATA

         The information required by this Item is incorporated herein by reference to page 4 of the Company's 2004 Annual Report to Shareholders under the heading "Selected Financial Data," which section is included in Exhibit 13.1 to this Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this Item is incorporated herein by reference to pages 7 through 26 of the Company's 2004 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," which section is included in
Exhibit 13.1 to this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is incorporated herein by reference to pages 11 through 14 of the Company's 2004 Annual Report to Shareholders under the heading "Discussion of Market Risk-Interest Rate Sensitivity Analysis," which section is included in Exhibit 13.1 to this Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this Item is incorporated herein by reference to pages 27 through 62 of the Company's 2004 Annual Report to Shareholders under the headings "Independent Auditor's Report," "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements," which sections are included in Exhibit 13.1 to this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

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

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding Directors and Executive Officers of the Registrant is included under the headings "Information with Respect to Nominees and Continuing Directors," "Nominees for Election as Directors," "Continuing Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2005, which has been filed with the SEC and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

         Information relating to executive compensation is included under the headings "Executive Compensation" (excluding the Stock Performance Graph and the Compensation Committee Report) and "Directors' Compensation" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2005, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information relating to security ownership of certain beneficial owners and management is included under the headings "Principal Shareholders of the Company" and "Security Ownership of Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2005, which has been filed with the SEC and is incorporated herein by reference.

         The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2004.


                                                                                           Number of securities remaining
                                                                                           available for future issuance
                                 Number of securities to be       Weighted-average        under equity compensation plans
                                   issued upon exercise of        exercise price of       (excluding securities reflected
         Plan category               outstanding options         outstanding options               in column (a))
         -------------               -------------------         -------------------               --------------
                                             (a)                         (b)                            (c)

Equity compensation
plans approved by security
holders........................          108,405                       $ 20.51                       17,605

Equity compensation
plans not approved by
security holders...............                -                            -                        40,000 (1)


 Total.........................           108,405                      $ 20.51                       57,605 (2)


 -------------------------------

(1) The equity compensation plan not approved by shareholders is that portion of the 1996 Stock Option Plan which grants nonqualified options to directors out of a pool of 40,000 shares reserved to the plan without shareholder approval.

(2) Reflects 40,000 shares reserved for future grant under the 1996 Stock Option Plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is included under the heading "Transaction with Certain Related Persons" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2005, which has been filed with the SEC and is incorporated herein by reference.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding the aggregate fees billed for each of the last two fiscal years by the Company's principal accountant is included under the heading "Principal Accountant Fees and Services" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2005, which has been filed with the SEC and is incorporated herein by reference.

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      Financial Statements, Schedules and Exhibits

          1. The consolidated statements of financial condition of North Central Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002, together with the related notes and the report of the independent registered public accounting firm of McGladrey & Pullen, LLP.

          2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

          3.   See Exhibit Index on following page.

(b)   Exhibits
                                                                       Reference
Exhibit No.                       Description                              No.
-----------                       -----------                              ---

    3.1      Articles of Incorporation of North Central Bancshares, Inc.   (1)

    3.2      Bylaws of North Central Bancshares, Inc.                      (1)

    3.3      Bylaws of North Central Bancshares, Inc., as amended          (2)

    4.1 Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) (1)

    4.2      Bylaws of First Federal Savings Bank of Iowa (formerly known
             as First Federal Savings Bank of Fort Dodge).                 (1)

    4.3      Specimen Stock Certificate of North Central Bancshares, Inc.  (1)

    4.4      Bylaws of First Federal Savings Bank of Iowa, as amended      (2)

   10.1      Employee Stock Ownership Plan of First Federal Savings Bank
             of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement (incorporating Amendments
             1 and 2)                                                      (6)

   10.1A Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings
             Bank of Fort Dodge) and ESOP Trust Agreement                  (8)

   10.1B Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings
             Bank of Fort Dodge) and ESOP Trust Agreement                  (8)

   10.2      ESOP Loan Documents, dated September 3, 1996                  (5)

   10.3      Employee Retention Agreements between First Federal Savings
             Bank of Fort Dodge and certain executive officers             (3)

   10.4      Employment Agreement between First Federal Savings Bank of
             Iowa (formerly known as First Federal Savings Bank of Fort
             Dodge) and David M. Bradley, effective as of  August 31, 1994 (1)

   10.6      Form of Employment Agreement between North Central Bancshares,
             Inc. and David M. Bradley                                     (1)

   10.8      North Central Bancshares, Inc. 1996 Stock Option Plan         (4)

   10.9      Amendment No. 1 to the North Central Bancshares, Inc. 1996
             Stock Option Plan                                             (6)

   10.10     Supplemental Retirement and Deferred Compensation Plan of
             First Federal Savings Bank of Iowa                            (8)

   10.11     Form of Employment Agreement between First Federal Savings
             Bank of Iowa and C. Thomas Chalstrom                          (7)

   10.12     Form of Employment Agreement between First Federal Savings
             Bank of Iowa and Kirk A. Yung                                 (7)

   10.13     Tax Allocation Agreement between North Central Bancshares,
             Inc. and Subsidiaries                                         (2)

   13.1      Annual Report to Shareholders

   14.1      Code of Ethics for Senior Financial Officers of North
             Central Bancshares, Inc.                                      (2)

   21.1      Subsidiaries of the Registrant                                (1)

   23.1      Consent of McGladrey & Pullen, LLP

   31.1      Rule 13a-14(a)/15d-14(a) Certifications

   32.1      Section 1350 Certifications

(1) Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 of North Central Bancshares, Inc. (the "Registrant") filed with the Securities and Exchange Commission, (the "Commission") on December 18, 1995, as amended.

(2) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 22, 2004.

(3) Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of the Registrant for fiscal year 1995, filed with the Commission on March 29, 1996.

(4) Incorporated herein by reference to the Amended Schedule 14A of the Registrant filed with the Commission on August 19, 1996.

(5) Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 31, 1997.

(6) Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 31, 1998.

(7)     Incorporated by reference to Exhibit 10.3.

(8) Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 29, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               North Central Bancshares, Inc.

Date:  March 29, 2005          /s/ David M. Bradley
                               --------------------
                               By: David M. Bradley
                               Chairman, President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Name                               Title                          Date
        ----                               -----                          ----

/s/ David M. Bradley            President, Chief Executive Officer,     03/29/05
--------------------            Director, and Chairman of the Board
David M. Bradley                (Principal Executive Officer)


/s/ David W. Edge               Chief Financial Officer, Treasurer      03/29/05
-----------------               (Principal Accounting and
David W. Edge                   Financial Officer)


/s/ Robert H. Singer, Jr.       Director                                03/29/05
-------------------------
Robert H. Singer, Jr.


/s/ Melvin R. Schroeder         Director                                03/29/05
-----------------------
Melvin R. Schroeder


/s/ Mark M. Thompson            Director                                03/29/05
--------------------
Mark M. Thompson


/s/ Randall L. Minear           Director                                03/29/05
---------------------
Randall L. Minear


/s/ C. Thomas Chalstrom         Director                                03/29/05
-----------------------
C. Thomas Chalstrom