Form 10-Q
period 2005-03-31
NORTH CENTRAL BANCSHARES INC
filed 2005-05-13
CIK 1005188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_________________ to _______________


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
Yes   X     No
     ---       ---

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes         No  X
    ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                    Outstanding at April 30, 2005
--------------------------------------------------------------------------------
Common Stock, $.01 par value                                1,538,430

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                         Page

Part I.  Financial Information

                  Item 1.   Consolidated Condensed
                  Financial Statements (Unaudited)                       1 to 3

                  Consolidated Condensed Statements of
                  Financial Condition at March 31, 2005
                  and December 31, 2004                                  1

                  Consolidated Condensed Statements of
                  Income for the three months ended
                  March 31, 2005 and 2004                                2

                  Consolidated Condensed Statements of
                  Cash Flows for the three months ended
                  March 31, 2005 and 2004                                3

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

                  Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                     March 31,      December 31,
                                                                        2005             2004
                                                                   -------------    -------------
ASSETS

Cash and due from banks:
     Interest-bearing                                              $   4,773,488    $   4,947,731
     Noninterest-bearing                                               3,221,653        2,970,448
Securities available-for-sale                                         22,764,263       23,106,271
Loans receivable, net                                                415,544,444      407,316,318
Loans held for sale                                                      641,590          904,127
Accrued interest receivable                                            1,986,002        1,953,605
Foreclosed real estate                                                   966,574        1,079,257
Premises and equipment, net                                           10,707,621        9,889,737
Rental real estate                                                     2,776,221        2,809,888
Title plant                                                              925,256          925,256
Goodwill                                                               4,970,800        4,970,800
Deferred taxes                                                           995,124        1,102,612
Prepaid expenses and other assets                                        940,711          758,729
                                                                   -------------    -------------

     Total assets                                                  $ 471,213,747    $ 462,734,779
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                      $ 320,738,105    $ 316,333,731
     Borrowed funds                                                  104,168,130      100,974,695
     Advances from borrowers for taxes and insurance                   1,201,945        1,856,249
     Dividends payable                                                   446,086          382,632
     Accrued expenses and other liabilities                            1,992,719        1,653,266
                                                                   -------------    -------------

        Total liabilities                                            428,546,985      421,200,573
                                                                   -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock ($.01 par value, authorized
         3,000,000 shares; issued and outstanding none)                     --               --
     Common stock ($.01 par value, authorized 15,500,000
         shares;  issued 2005, 1,538,430; 2004, 1,530,530 shares)         15,384           15,305
     Additional paid-in capital                                       18,928,322       18,681,041
     Retained earnings, substantially restricted                      24,069,847       23,438,369
     Accumulated other comprehensive (loss)                             (282,383)        (519,309)
     Unearned shares, employee stock ownership plan                      (64,408)         (81,200)
                                                                   -------------    -------------
         Total stockholders' equity                                   42,666,762       41,534,206
                                                                   -------------    -------------
Total liabilities and stockholders' equity                         $ 471,213,747    $ 462,734,779
                                                                   =============    =============

            See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                     Three Months Ended
                                                                         March 31,
                                                                    2005           2004
                                                                -----------    -----------
Interest income:
    Loans receivable                                            $ 6,074,537    $ 5,816,384
    Securities and cash deposits                                    260,797        284,106
                                                                -----------    -----------
                                                                  6,335,334      6,100,490
                                                                -----------    -----------
Interest expense:
    Deposits                                                      1,801,034      1,727,150
    Borrowed funds                                                1,095,449      1,089,877
                                                                -----------    -----------
                                                                  2,896,483      2,817,027
                                                                -----------    -----------

Net interest income                                               3,438,851      3,283,463

Provision for loan losses                                            50,000         60,000
                                                                -----------    -----------

Net interest income after provision for loan losses               3,388,851      3,223,463
                                                                -----------    -----------

Noninterest income:
    Fees and service charges                                        830,543        704,233
    Abstract fees                                                   276,261        353,839
    Provision for impairment on available-for-sale securities      (255,000)          --
    Mortgage banking income                                          40,688         53,981
    Other income                                                    286,102        319,805
                                                                -----------    -----------

       Total noninterest income                                   1,178,594      1,431,858
                                                                -----------    -----------

Noninterest expense:
    Compensation and employee benefits                            1,578,679      1,582,325
    Premises and equipment                                          349,979        358,989
    Data processing                                                 141,773        139,514
    Other expenses                                                  868,099        782,099
                                                                -----------    -----------

       Total noninterest expense                                  2,938,530      2,862,927
                                                                -----------    -----------

Income before income taxes                                        1,628,915      1,792,394

Provision for income taxes                                          553,380        575,883
                                                                -----------    -----------

Net income                                                      $ 1,075,535    $ 1,216,511
                                                                ===========    ===========

Basic earnings per common share                                 $      0.70    $      0.77
                                                                ===========    ===========

Earnings per common share - assuming dilution                   $      0.68    $      0.73
                                                                ===========    ===========

Dividends declared per common share                             $      0.29    $      0.25
                                                                ===========    ===========

Comprehensive income                                            $ 1,312,461    $ 1,313,006
                                                                ===========    ===========

            See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                              2005            2004
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  1,075,535    $  1,216,511
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                 50,000          60,000
     Depreciation                                                             201,235         205,751
     Amortization and accretion                                               115,855         162,036
     Deferred taxes                                                           (33,482)        (55,169)
     Effect of contribution to employee stock ownership plan                   68,383         132,595
     (Gain) on sale of foreclosed real estate and loans, net                  (69,986)        (57,081)
     Provision for impairment on available-for-sale securities                255,000            --
     Loss on disposal of equipment and premises, net                           25,340             594
     Proceeds from sales of loans held for sale                             3,120,463       3,826,833
     Originations of loans held for sale                                   (2,817,238)     (4,088,602)
     Change in assets and liabilities:
        Accrued interest receivable                                           (32,397)         (7,862)
        Prepaid expenses and other assets                                    (181,982)        (68,492)
        Accrued expenses and other liabilities                                339,453         313,762
                                                                         ------------    ------------

                  Net cash provided by operating activities                 2,116,179       1,640,876
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in loans                                                  1,759,970       6,533,157
     Purchase of loans                                                    (10,269,382)    (25,283,810)
     Proceeds from sales of securities available-for-sale                     389,800         294,200
     Purchase of securities available-for-sale                               (509,500)       (622,800)
     Proceeds from maturities of securities available-for-sale                571,806         517,630
     Purchase of premises and equipment and rental real estate             (1,010,792)       (395,743)
     Other                                                                    270,210         135,165
                                                                         ------------    ------------
         Net cash (used in) investing activities                           (8,797,888)    (18,822,201)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                               4,404,374      10,155,294
     Net (decrease) in advances from borrowers for taxes and insurance       (654,304)       (597,895)
     Net change in short-term borrowings                                    4,200,000       8,000,000
     Proceeds from other borrowed funds                                     2,000,000            --
     Payments on other borrowings                                          (3,006,565)         (6,320)
     Purchase of treasury stock                                                  --        (2,265,060)
     Dividends paid                                                          (380,603)       (331,063)
     Issuance of common stock                                                 195,769         818,845
                                                                         ------------    ------------
         Net cash provided by financing activities                          6,758,671      15,773,801
                                                                         ------------    ------------
         Net increase (decrease) in cash                                       76,962      (1,407,524)

CASH AND DUE FROM BANKS
     Beginning                                                              7,918,179      10,018,573
                                                                         ------------    ------------
     Ending                                                              $  7,995,141    $  8,611,049
                                                                         ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
     Interest paid to depositors                                         $  1,806,666    $  1,674,277
     Interest paid on borrowings                                            1,095,424       1,089,834
     Income taxes                                                              52,269          38,576

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month periods ended March 31, 2005 and 2004 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results, which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2004 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended March 31, 2005, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,526,643 and 1,577,802, respectively. For the three-month period ended March 31, 2004, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,582,434 and 1,658,884, respectively.

3.       DIVIDENDS

On February 28, 2005, the Company declared a cash dividend on its common stock, payable on April 7, 2005 to stockholders of record as of March 16, 2005, equal to $0.29 per share.

4.       GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2004 and has determined that there has been no impairment of goodwill.

As of March 31, 2005 and December 31, 2004, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three months ended March 31, 2005 or March 31, 2004.

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

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported net income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                        Three Months Ended      Three Months Ended
                                                          March 31, 2005          March 31, 2004
                                                          --------------          --------------
Net income, as reported                                    $ 1,075,535            $ 1,216,511
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects          (32,608)               (32,810)
                                                           -----------            -----------
            Pro forma net income                           $ 1,042,927            $ 1,183,701
                                                           ===========            ===========

Earnings per common share - basic:
    As reported                                            $      0.70            $      0.77
    Pro forma                                                     0.68                   0.75

Earnings per common share - assuming dilution:
    As reported                                            $      0.68            $      0.73
    Pro forma                                                     0.66                   0.71

The fair values of the grants are estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2005 and 2004, respectively: dividend rates of 2.4% and 2.3%, price volatility of 14.5% and 20%, risk-free interest rates of 4.01% and 4.10%, and expected lives of 8 years for all periods.

6.       RECENT ACCOUNTING PRONOUNCEMENTS.

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. Under the provisions of SOP 03-3, any future excess of cash flows over the original expected cash flows is to be recognized as an adjustment of future yield. Future decreases in actual cash flow compared to the original expected cash flow is recognized as a valuation allowance and expensed immediately. Under SOP 03-3, valuation allowances cannot be created or "carried over" in the initial accounting for impaired loans acquired. SOP 03-3 is effective for impaired loans acquired in fiscal years beginning after December 15, 2004. The Company does not expect adoption to have a material impact on the consolidated financial statements, results of operations or liquidity of the Company.

In March 2004, the Financial Accounting Standards Board (FASB) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The guidance is applicable to debt and equity securities that are within the scope of FASB Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions are effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004.

In December 2004, the FASB issued SFAS No. 123(Revised), Share-Based Payment (SFAS No. 123(R)), establishing accounting standards for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments, or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based stock awards, stock appreciation rights and employee stock purchase plans. SFAS No. 123(R) replaces existing requirements under SFAS No. 123, Accounting for Stock-Based Compensation, and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The provisions of SFAS No. 123(R) are effective for the Company on January 1, 2006. The Company is currently assessing the financial statement impact of adopting SFAS No. 123(R).

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

Management believes the following points were the most important to that analysis this quarter:

o During the quarter the Company recorded an other-than-temporary, non-cash, charge of $255,000 ($229,000 after-tax, or $0.15 per fully diluted share) related to a $1.0 million face value perpetual preferred stock that declined in value due to decreased interest rates. This perpetual preferred stock was issued by Federal Home Loan Mortgage Corporation ("Freddie Mac"). Its dividend rate reprices every five years, most recently at year end 2004. This perpetual preferred stock issue is an investment grade security that is held in the Company's available-for-sale securities portfolio.

o The Bank continues to open new offices in market areas where population growth trends are positive. During the quarter the Company purchased a building site in West Des Moines near Jordan Creek Town Center Mall. The Company intends to begin construction of a new branch office at this location and open this office in 2006, at which point the Company will have three offices in the greater Des Moines, Iowa area. Des Moines is Iowa's largest metropolitan area. The Bank will continue to analyze de novo branch opportunities in the Des Moines metropolitan area. We believe that this strategy will result in loan and deposit growth for the Company but will negatively impact net earnings until each de novo branch achieves profitability.

o Consistent with the Bank's emphasis on attracting and retaining core deposits, deposit fee growth continued a strong positive trend. The growth in core deposits continues to be due in part to the direct mail marketing program emphasizing checking accounts and the growth of the Company's offices in Clive and Ankeny, Iowa. This direct mail program is ongoing and is expected to result in a continued growth in core deposits and fee income.

o Management believes that the allowance for loan losses is adequate. The allowance for loan losses to nonaccrual loans was 573.80% at March 31, 2005. Net annualized chargeoffs for 2005 were 0.02% of total loans and have averaged 0.04% of total loans for the past five years. During the three months ended March 31, 2005, the Company's net loan portfolio increased $8.2 million or 2.0%. A significant portion of this increase consisted of increases in the one-to-four family and multifamily real estate loans. The Company's provision for loan losses for the three months ended March 31, 2005 was $50,000.

o Purchases and originations of out of state real estate loans remained an integral part of the Company's business plan. The Company has purchased and originated out of state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.

FINANCIAL CONDITION

Total assets increased $8.5 million, or 1.8%, to $471.2 million at March 31, 2005 from $462.7 million at December 31, 2004. The increase in assets was due primarily to the increase in net loans receivable.

Total loans receivable, net, increased by $8.2 million, or 2.0%, to $415.5 million at March 31, 2005 from $407.3 million at December 31, 2004, primarily due to the origination of $13.2 million of first mortgage loans secured by one-to-four family residences, multifamily, and commercial real estate; purchases of first mortgage loans primarily secured by multifamily residences and commercial real estate of $10.6 million; and originations of $5.1 million of second mortgage loans during the three months ended March 31, 2005. These originations and purchases were offset in part by payments and prepayments of $19.6 million and sales of loans of $3.1 million during the three months ended March 31, 2005. The Company sells substantially all fixed-rate loans with maturities in excess of 15 years in the secondary mortgage market in order to reduce interest rate risk. Securities available-for-sale decreased $0.3 million, or 1.5%, to $22.8 million at March 31, 2005 from $23.1 million at December 31, 2004, as the Company invested its cash in loans.

Deposits increased $4.4 million, or 1.4%, to $320.7 million at March 31, 2005 from $316.3 million at December 31, 2004, primarily reflecting increases in money market accounts and savings accounts. The increase in deposits is due primarily to pricing strategies and continued marketing efforts. Borrowings, primarily FHLB advances, increased $3.2 million, to $104.2 million at March 31, 2005 from $101.0 million at December 31, 2004. The Company utilized the increase in deposits and FHLB advances to fund loans.

Total shareholders' equity increased $1.1 million to $42.7 million at March 31, 2005 from $41.5 million at December 31, 2004, primarily due to earnings, increased capital attributable to stock options exercised and a decrease in accumulated other comprehensive loss, offset in part by declared dividends.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2005, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2005 were as follows:


                                         Amount        Percentage of Assets
                                        --------       --------------------
                                           (Dollars in thousands)
     Tangible capital:
          Capital level                 $ 33,053              7.26%
          Less Requirement                 6,991              1.50%
                                        --------              ----
          Excess                        $ 26,062              5.76%
                                        ========              ====

     Core capital:
          Capital level                 $ 33,053              7.26%
          Less Requirement                18,641              4.00%
                                        --------              ----
          Excess                        $ 14,412              3.26%
                                        ========              ====

     Risk-based capital:
          Capital level                 $ 37,019             11.67%
          Less Requirement                25,369              8.00%
                                        --------              ----
          Excess                        $ 11,650              3.67%
                                        ========              ====

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first three months of 2005 and 2004, principal payments, prepayments, and proceeds from sale of loans totaled $22.7 million and $26.5 million, respectively. The net increase in deposits during the first three months of 2005 and 2004 totaled $4.4 million and $10.2 million, respectively. The proceeds from borrowed funds during the three months ended March 31, 2005 and 2004 totaled $2.0 million and $0.0 million, respectively. The net increase in short term borrowings during the three months ended March 31, 2005 and 2004 totaled $4.2 million and $8.0 million, respectively. During the first three months of 2005 and 2004, the proceeds from the maturities, calls and sales of securities totaled $1.0 million and $0.8 million, respectively. Cash provided from operating activities during the first three months of 2005 and 2004 totaled $2.1 million and $1.6 million, respectively. The Company's primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities. During the first three months of 2005 and 2004, the Company's gross purchases and origination of loans totaled $31.7 million and $44.3 million, respectively. The purchase of securities available-for-sale for the three months ended March 31, 2005 and 2004 totaled $0.5 million and $0.6 million, respectively. The repayment of borrowed funds during the first three months of 2005 and 2004 totaled $3.0 million and $6,000, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of March 31, 2005, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

The Company did not repurchase any shares of common stock during the three months ended March 31, 2005.

On January 6, 2005, the Company paid a quarterly cash dividend of $0.25 per share on common stock outstanding as of the close of business on December 15, 2004, aggregating $383,000. On February 28, 2005, the Company declared a quarterly cash dividend of $0.29 per share payable on April 7, 2005 to shareholders of record as of the close of business on March 16, 2005, aggregating $446,000.

RESULTS OF OPERATIONS

Net Income. Net income decreased by $141,000 to $1,076,000 for the quarter ended March 31, 2005 compared to $1,217,000 for the same period in 2004. Net income is an aggregate of net interest income, noninterest income, noninterest expense and income tax expense. The decrease in net income was primarily due to a decrease in noninterest income and an increase in noninterest expense, offset in part by an increase in net interest income and a decrease in income tax expense.

Net Interest Income. Net interest income before provision for loan losses increased by $155,000 to $3.44 million for the quarter ended March 31, 2005 from $3.28 million for the quarter ended March 31, 2004. The increase is primarily due to an increase in the average balance of interest-earning assets and a decrease in the average cost of funds, offset in part by a decrease in the yield on interest-earning assets and an increase in the average balance of interest-bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.85% for the quarter ended March 31, 2005 from 2.97% for the quarter ended March 31, 2004. The decrease in interest rate spread reflects the general decrease in the yield on interest earning assets offset in part by the decrease in the overall cost of interest bearing liabilities. The decrease in the yield on interest-earning assets and the cost of interest-bearing liabilities reflects repricing of interest-earning assets and interest-bearing liabilities at generally lower current market interest rates.

Interest Income. Interest income increased by $235,000 to $6.34 million for the quarter ended March 31, 2005 compared to $6.10 million for the quarter ended March 31, 2004. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, offset in part by a decrease in the average yield on interest-earning assets. The average balance of interest-earning assets increased $34.4 million to $440.8 million for the quarter ended March 31, 2005, from $406.4 million for 2004. The average yield on interest-earning assets decreased to 5.76% for the quarter ended March 31, 2005 from 6.01% for the quarter ended March 31, 2004, primarily due to a general decrease in market interest rates compared to their original rates. The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of first mortgage loans and consumer loans, offset in part by decreases in interest-bearing cash and due from banks and securities available-for-sale. The increase in the average balances of first mortgage loans were primarily derived from originations of first mortgage loans secured by one-to-four family and multifamily residences and commercial real estate, purchases of first mortgage loans secured by multifamily residences and commercial real estate, which originations and purchases were offset in part by payments and prepayments and sales of loans during the twelve months ended March 31, 2005. This reflects the Company's continued emphasis on real estate lending. The decrease in the average balance of securities available-for-sale were derived from payments and calls of securities, offset in part by purchases during the twelve months ended March 31, 2005. See "Financial Condition."

Interest Expense. Interest expense increased by $79,000 to $2.90 million for the quarter ended March 31, 2005 compared to $2.82 million for the quarter ended March 31, 2004. The increase in interest expense was primarily due to an increase in the average balances of interest-bearing liabilities, offset in part by a decrease in the average cost of funds. The average balance of interest-bearing liabilities increased by $30.5 million to $403.8 million for the quarter ended March 31, 2005, from $373.3 million for the same period in 2004. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balances of NOW, money market, savings accounts and certificates of deposits. The increase in average interest-bearing deposits was primarily due to the Company's continued marketing efforts and the deposit activity associated with the Company's newest branches in Ankeny and Clive, Iowa. The average cost of funds decreased to 2.91% for the quarter ended March 31, 2005 from 3.04% for the quarter ended March 31, 2004, primarily due to an increase in the average balances of deposit products which have a lower average cost of funds compared to the overall cost of funds of the total interest-bearing liabilities.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three months ended March 31, 2005 and 2004, respectively.

                                                                          For the Three Months Ended March 31,
                                                 -----------------------------------------------------------------------------------
                                                                 2005                                         2004
                                                 -----------------------------------------------------------------------------------
                                                   Average                     Average        Average                      Average
                                                   Balance      Interest      Yield/Cost      Balance       Interest      Yield/Cost
                                                   -------      --------      ----------      -------       --------      ----------
                                                                               (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans                                        $ 410,459      $ 6,075         5.93%       $ 369,982      $  5,816         6.29%
     Securities available-for-sale                   23,609          228         3.87           27,023           258         3.82
     Interest-bearing cash                            6,738           32         1.95            9,413            26         1.12
                                                  ---------      -------       ------        ---------      --------       ------
       Total interest-earning assets                440,806        6,335         5.76%         406,418         6,100         6.01%
                                                                 -------       ------                       --------       ------
   Noninterest-earning assets                        23,219                                     23,189
                                                  ---------                                  ---------
       Total assets                               $ 464,025                                  $ 429,607
                                                  =========                                  =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings               $  96,718      $   239         1.00%       $  70,267      $     85         0.49%
       Passbook savings                              29,016           22         0.31           28,655            22         0.31
       Certificates of deposit                      181,832        1,539         3.43          177,973         1,620         3.66
       Borrowed funds                                96,212        1,096         4.62           96,356         1,090         4.55
                                                  ---------      -------       ------        ---------      --------       ------
     Total interest-bearing liabilities             403,778      $ 2,896         2.91%         373,251      $  2,817         3.04%
                                                                 -------       ------                       --------       -------
     Noninterest-bearing liabilities                 18,145                                     14,504
                                                  ---------                                  ---------
        Total liabilities                           421,923                                    387,755
     Equity                                          42,102                                     41,852
                                                  ---------                                  ---------
        Total liabilities and equity              $ 464,025                                  $ 429,607
                                                  =========                                  =========
     Net interest income                                         $ 3,439                                    $  3,283
                                                                 =======                                    ========
     Net interest rate spread                                                    2.85%                                       2.97%
                                                                               ======                                      ======
     Net interest margin                                                         3.12%                                       3.23%
                                                                               ======                                      ======
     Ratio of average interest-earning assets
        to average interest-bearing liabilities                                109.17%                                     108.89%
                                                                               ======                                      ======

Provision for Loan Losses. The Company's provision for loan losses was $50,000 and $60,000 for the quarters ended March 31, 2005 and 2004, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, and other factors related to the collectibility of the Company's loan portfolio. The Company's total loan portfolio increased $42.6 million, or 11.1%, from March 31, 2004 to March 31, 2005. This increase primarily consisted of increases in the one-to-four family, commercial and multifamily real estate loans. The Company's out of state loans increased $6.3 million, or 4.1%, from March 31, 2004 to March 31, 2005. The properties securing the loans purchased are primarily out of state and constitute a higher rate of risk than originated loans due to the size, locations and type of collateral securing such loans. The economic conditions in the Bank's primary market areas are currently stable to improving. The net charge-offs were $25,000 for the quarter ended March 31, 2005 as compared to $32,000 for the quarter ended March 31, 2004. The resulting allowance for loan loss was $3.3 million and $3.2 million at March 31, 2005 and March 31, 2004, respectively.

The allowance for loan losses as a percentage of total loans receivable decreased to 0.76% at March 31, 2005 from 0.83% at March 31, 2004. The level of nonperforming loans was $568,000 at March 31, 2005 and $250,000 at March 31, 2004.

Management believes that the allowance for loan losses is adequate as of March 31, 2005. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income decreased by $253,000, or 17.7%, to $1.18 million for the quarter ended March 31, 2005 from $1.43 million for the quarter ended March 31, 2004. The decrease is due primarily to the other-than-temporary impairment of securities available-for-sale and decreases in abstract fees, loan prepayment fees, other income, and mortgage banking income (gain on the sale of loans), offset in part by increases in fees and service charges. During the quarter ended March 31, 2005, the Company recorded an other-than-temporary impairment of $255,000 related to a $1.0 million face value, perpetual preferred stock that declined in value due to decreased interest rates. This perpetual preferred stock was issued by Federal Home Loan Mortgage Corporation ("Freddie Mac"). Its dividend rate reprices every five years, most recently at year end 2004. This perpetual preferred stock issue is an investment grade security that is held in the Company's available-for-sale securities portfolio. Abstract fees decreased $78,000 due to decreased sales volume as a result of a general decrease in real estate and refinancing activity. Other income, which primarily includes annuity and mutual fund sales, rent income, insurance sales, and income associated with foreclosed real estate, decreased $34,000 due to a decrease in income from annuity sales, offset in part by increases in income from securities commissions and foreclosed real estate. Mortgage banking income decreased $13,000 due primarily to a decrease in originations of loans held for sale. Fees and service charges increased $177,000 due primarily to an increase in fees associated with checking accounts, including overdraft fees.

Noninterest Expense. Total noninterest expense increased by $76,000, or 2.6%, to $2.94 million for the quarter ended March 31, 2005 from $2.86 million for the quarter ended March 31, 2004. The increase is due to an increase in other expenses, offset in part by a decrease in premises and equipment expenses. Premises and equipment decreased $9,000 primarily due to a decrease in the rent expense associated with the temporary branch facilities in Clive in 2004. The Company's efficiency ratio for the quarter ended March 31, 2005 and 2004 was 63.64% and 60.72%, respectively. The Company's ratio of noninterest expense to average assets for the quarters ended March 31, 2005 and 2004 were 2.53% and 2.67%, respectively.

Income Taxes. Income taxes decreased by $23,000 to $553,000 for the quarter ended March 31, 2005 as compared to $576,000 for the quarter ended March 31, 2004. The decrease was due to the decrease in pre-tax earnings, offset in part by the limited deductibility of the other-than-temporary impairment of securities available-for-sale.

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The Company's significant accounting policies are described in the Company's 2004 Annual Report on Form 10-K in the "Notes to Consolidated Financial Statements". Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policy to be that related to the allowance for loan losses, and asset impairment judgments, including the recoverability of goodwill.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in market risk since December 31, 2004.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         There were no purchases made by or on behalf of the Company or any "affiliated purchases" (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2005.

         As of March 31, 2005, the Company had 18,650 shares that may yet be purchased under the Repurchase Plan approved April 2004, which provided for the repurchase of up to 100,000 shares of the Company's common stock. In January 2005, the Company approved a new Repurchase Plan which provides for the repurchase of up to 100,000 shares of the Company's Common Stock. At March 31, 2005, there are 118,650 shares which may be purchased under both the April 2004 and January 2005 repurchase plans.


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


                                  NORTH CENTRAL BANCSHARES, INC.

DATE: May 13, 2005                BY: /s/ David M. Bradley
                                      --------------------
                                      David M. Bradley, Chairman, President and
                                      Chief Executive Officer


DATE: May 13, 2005                BY: /s/ David W. Edge
                                      -----------------
                                      David W. Edge, Chief Financial Officer and
                                      Treasurer