Form 10-Q
period 2005-06-30
NORTH CENTRAL BANCSHARES INC
filed 2005-08-12
CIK 1005188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[Mark One]
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                    ---------------------    -------------------


                         Commission File Number 0-27672

                         NORTH CENTRAL BANCSHARES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

  Iowa                                                             42-1449849
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I. R. S. Employer
 Incorporation or Organization)                           Identification Number)

                 825 Central Avenue       Fort Dodge, Iowa 50501
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

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
 Yes   X          No
      ----           ----

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes               No  X
     ----           ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                  Outstanding at July 31, 2005
--------------------------------------------------------------------------------
Common Stock, $.01 par value                                1,534,340

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX


                                                                        Page

Part I.  Financial Information

                Item 1.   Consolidated Condensed
                Financial Statements (Unaudited)                        1 to 3

                Consolidated Condensed Statements of
                Financial Condition at June 30, 2005
                and December 31, 2004                                   1

                Consolidated Condensed Statements of
                Income for the three and six months ended
                June 30, 2005 and 2004                                  2

                Consolidated Condensed Statements of
                Cash Flows for the six months ended
                June 30, 2005 and 2004                                  3

                Notes to Consolidated Condensed Financial
                Statements                                              4 to 6

                Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations        7 to 15

                Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                       15

                Item 4. Controls and Procedures                         15

Part II. Other Information

                Items 1 through 6                                       16 & 17

                Signatures                                              18

                Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                       June 30,       December 31,
                                                                         2005            2004
                                                                    -------------    -------------
ASSETS

Cash and due from banks:
     Interest-bearing                                               $   7,109,063    $   4,947,731
     Noninterest-bearing                                                2,882,124        2,970,448
Securities available-for-sale                                          22,006,419       23,106,271
Loans receivable, net                                                 423,003,593      407,316,318
Loans held for sale                                                       815,679          904,127
Accrued interest receivable                                             2,013,973        1,953,605
Foreclosed real estate                                                    819,146        1,079,257
Premises and equipment, net                                            10,822,964        9,889,737
Rental real estate                                                      2,742,554        2,809,888
Title plant                                                               925,256          925,256
Goodwill                                                                4,970,800        4,970,800
Deferred taxes                                                            735,059        1,102,612
Prepaid expenses and other assets                                         855,605          758,729
                                                                    -------------    -------------

     Total assets                                                   $ 479,702,235    $ 462,734,779
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                       $ 331,615,834    $ 316,333,731
     Borrowed funds                                                   100,457,193      100,974,695
     Advances from borrowers for taxes and insurance                    1,773,540        1,856,249
     Dividends payable                                                    446,263          382,632
     Accrued expenses and other liabilities                             1,879,575        1,653,266
                                                                    -------------    -------------

        Total liabilities                                             436,172,405      421,200,573
                                                                    -------------    -------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock ($.01 par value, authorized
         3,000,000 shares; issued and outstanding none)                      --               --
     Common stock ($.01 par value, authorized 15,500,000
         shares; issued 2005, 1,538,840; 2004, 1,530,530 shares;
         outstanding 2005, 1,534,340; 2004, 1,530,530 shares)              15,388           15,305
     Additional paid-in capital                                        19,055,324       18,681,041
     Retained earnings, substantially restricted                       24,543,484       23,438,369
     Accumulated other comprehensive gain (loss)                          135,447         (519,309)
     Treasury stock at cost                                              (171,900)            --
     Unearned shares, employee stock ownership plan                       (47,913)         (81,200)
                                                                    -------------    -------------
         Total stockholders' equity                                    43,529,830       41,534,206
                                                                    -------------    -------------

Total liabilities and stockholders' equity                          $ 479,702,235    $ 462,734,779
                                                                    =============    =============

    See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                        Three Months Ended                           Six Months Ended
                                                              June 30,                                   June 30,
                                                       2005                2004                 2005                  2004
                                                 --------------      -------------        -------------         -------------
Interest income:
    Loans receivable                             $   6,323,968       $   5,910,413        $  12,398,505         $  11,726,797
    Securities and cash deposits                       295,579             252,833              556,376               536,939
                                                 -------------       -------------        -------------         -------------
                                                     6,619,547           6,163,246           12,954,881            12,263,736
                                                 -------------       -------------        -------------         -------------
Interest expense:
    Deposits                                         1,928,802           1,717,126            3,729,836             3,444,276
    Borrowed funds                                   1,153,153           1,086,128            2,248,602             2,176,005
                                                 -------------       -------------        -------------         -------------
                                                     3,081,955           2,803,254            5,978,438             5,620,281
                                                 -------------       -------------        -------------         -------------

Net interest income                                  3,537,592           3,359,992            6,976,443             6,643,455

Provision for loan losses                               70,000              50,000              120,000               110,000
                                                 -------------       -------------        -------------         -------------

Net interest income after provision for loan
losses                                               3,467,592           3,309,992            6,856,443             6,533,455
                                                 -------------       -------------        -------------         -------------

Noninterest income:
    Fees and service charges                           990,435             825,971            1,820,978             1,530,204
    Abstract fees                                      341,215             411,328              617,476               765,167
    Provision for impairment on available-for-
      sale securities                                 (424,500)                 --             (679,500)                   --
    Mortgage banking income                             75,723              73,653              116,411               127,634
    Other income                                       297,150             320,769              583,252               640,574
                                                 -------------       -------------        -------------         -------------

       Total noninterest income                      1,280,023           1,631,721            2,458,617             3,063,579
                                                 -------------   -----------------        -------------         -------------

Noninterest expense:
    Compensation and employee benefits               1,606,525           1,491,378            3,185,204             3,073,703
    Premises and equipment                             354,369             351,439              704,348               710,428
    Data processing                                    145,900             140,103              287,673               279,617
    Other expenses                                     937,044             769,759            1,805,143             1,551,858
                                                 -------------       -------------        -------------         -------------

       Total noninterest expense                     3,043,838           2,752,679            5,982,368             5,615,606
                                                 -------------       -------------        -------------         -------------

Income before income taxes                           1,703,777           2,189,034            3,332,692             3,981,428

Provision for income taxes                             671,070             707,593            1,224,450             1,283,476
                                                 -------------       -------------        -------------         -------------

Net income                                       $   1,032,707       $   1,481,441        $   2,108,242         $   2,697,952
                                                 =============       =============        =============         =============

Basic earnings per common share                  $        0.67       $        0.95        $        1.38         $        1.72
                                                 =============       =============        =============         =============

Earnings per common share - assuming
dilution                                         $        0.65       $        0.91        $        1.34         $        1.64
                                                 =============       =============        =============         =============

Dividends declared per common share              $        0.29       $        0.25        $        0.58         $        0.50
                                                 =============       =============        =============         =============

Comprehensive income                             $   1,450,537       $   1,105,834        $   2,762,998        $     2,418,840
                                                 =============       =============        =============        ===============

   See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                    2005                     2004
                                                                              --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $    2,108,242           $    2,697,952
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                       120,000                  110,000
     Depreciation                                                                    403,374                  428,939
     Amortization and accretion                                                      209,147                  211,965
     Deferred taxes                                                                  (21,983)                 (43,131)
     Effect of contribution to employee stock ownership plan                         132,742                  198,594
     (Gain) on sale of foreclosed real estate and loans, net                        (150,225)                (162,969)
     Provision for impairment on available-for-sale securities                       679,500                       --
     Loss on disposal of equipment and premises, net                                  26,796                    2,718
     Proceeds from sales of loans held for sale                                    8,250,937                9,156,254
     Originations of loans held for sale                                          (8,046,078)              (9,513,281)
     Change in assets and liabilities:
        Accrued interest receivable                                                  (60,368)                 (18,278)
        Prepaid expenses and other assets                                            (96,876)                  98,040
        Accrued expenses and other liabilities                                       226,309                  511,426
                                                                              --------------           --------------
         Net cash provided by operating activities                                 3,781,517                3,678,229
                                                                              --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net decrease in loans                                                           535,600               11,812,536
     Purchase of loans                                                           (16,674,102)             (41,670,703)
     Proceeds from sales of securities available-for-sale                            609,200                  744,500
     Purchase of securities available-for-sale                                      (659,300)              (1,056,500)
     Proceeds from maturities of securities available-for-sale                     1,494,431                2,093,295
     Purchase of premises and equipment and rental real estate                    (1,296,063)                (519,434)
     Other                                                                           436,318                  311,171
                                                                             ---------------          ---------------
         Net cash (used in) investing activities                                 (15,553,916)             (28,285,135)
                                                                             ----------------         ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                     15,282,103               18,568,041
     Net (decrease) in advances from borrowers for taxes and insurance               (82,709)                 (23,581)
     Net change in short-term borrowings                                          (6,000,000)               4,500,000
     Proceeds from other borrowed funds                                           12,000,000                5,000,000
     Payments on other borrowings                                                 (6,517,502)              (2,016,964)
     Purchase of treasury stock                                                     (295,052)              (3,182,560)
     Dividends paid                                                                 (819,583)                (723,903)
     Issuance of common stock                                                        278,150                  969,878
                                                                              --------------           --------------
         Net cash provided by financing activities                                13,845,407               23,090,911
                                                                              --------------           --------------
         Net increase (decrease) in cash                                           2,073,008               (1,515,995)

CASH AND DUE FROM BANKS
     Beginning                                                                     7,918,179               10,018,573
                                                                              --------------           --------------
     Ending                                                                   $    9,991,187           $    8,502,578
                                                                              ==============           ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
     Interest paid to depositors                                              $    3,729,382           $    3,347,774
     Interest paid on borrowings                                                   2,248,673                2,176,111
     Income taxes                                                                  1,187,672                  506,576

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six month periods ended June 30, 2005 and 2004 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant") these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results, which may be expected for an entire year. Certain information and footnote disclosure normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2004 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended June 30, 2005, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,532,123 and 1,577,353, respectively. For the six-month period ended June 30, 2005, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,529,393 and 1,577,588, respectively. For the three-month period ended June 30, 2004, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,557,367 and 1,623,165, respectively. For the six-month period ended June 30, 2004, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,569,902 and 1,641,026, respectively.

3.       DIVIDENDS

On May 27, 2005, the Company declared a cash dividend on its common stock, payable on July 6, 2005 to stockholders of record as of June 15, 2005, equal to $0.29 per share.

4.       GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2004 and has determined that there has been no impairment of goodwill.

As of June 30, 2005 and December 31, 2004, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three and six months ended June 30, 2005 or June 30, 2004.

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

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), the approximate reported net income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                     Three Months Ended   Three Months Ended
                                                        June 30, 2005       June 30, 2004
                                                        -------------       -------------
Net income, as reported                                 $ 1,032,707         $ 1,481,441
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects        (1,264)             (5,048)
                                                        -----------         -----------
              Pro forma net income                      $ 1,031,443         $ 1,476,393
                                                        ===========         ===========

Earnings per common share - basic:
    As reported                                         $      0.67         $      0.95
    Pro forma                                                  0.67                0.95

Earnings per common share - assuming dilution:
    As reported                                         $      0.65         $      0.91
    Pro forma                                                  0.65                0.91

                                                     Six Months Ended     Six Months Ended
                                                       June 30, 2005       June 30, 2004
                                                       -------------       -------------
Net income, as reported                                 $ 2,108,242         $ 2,697,952
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects       (33,872)            (42,906)
                                                        -----------         -----------
              Pro forma net income                      $ 2,074,370         $ 2,655,046
                                                        ===========         ===========

Earnings per common share - basic:
    As reported                                         $      1.38         $      1.72
    Pro forma                                                  1.36                1.69

Earnings per common share - assuming dilution:
    As reported                                         $      1.34         $      1.64
    Pro forma                                                  1.31                1.62

The fair values of the grants are estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2005 and 2004, respectively: dividend rates of 2.7% and 2.3%, price volatility of 15% and 20%, risk-free interest rates of 3.98% and 4.10%, and expected lives of 8 years for all periods.

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

Management believes the following points were the most important to that analysis this quarter:

     o During the quarter the Company recorded an other-than-temporary, non-cash, charge of $424,500 ($424,500 after-tax, or $0.27 per fully diluted share) related to two adjustable-rate, perpetual preferred stocks with a face value of $2,499,000. These perpetual preferred stocks were issued by Federal Home Loan Mortgage Corporation ("Freddie Mac"). These perpetual preferred stock issues are investment grade securities that are held in the Company's available-for-sale securities portfolio. The Company based the decision to record an other-than-temporary impairment charge on the facts and circumstances surrounding these two securities at this time, including the duration and amount of the unrealized loss in the securities, as well as the prospect for a change in market value within a reasonable period of time. The Company did not record an income tax benefit on this impairment amount. The Company's net income was $1.03 million, or $0.65 diluted earnings per share, for the quarter ended June 30, 2005, as compared to $1.48 million, or $0.91 diluted earnings per share, for the quarter ended June 30, 2004. Absent the impairment charge, the Company's net income was $1.46 million, or $0.92 diluted earnings per share for the quarter ended June 30, 2005.

          The Company's net income was $2.11 million, or $1.34 diluted earnings per share, for the six months ended June 30, 2005, as compared to $2.70 million, or $1.64 diluted earnings per share, for the six months ended June, 30, 2004. The reduction in earnings for the six months was due primarily to an other-than-temporary impairment, non-cash, after-tax charge of $653,500 on three Freddie Mac preferred stocks. Absent the impairment charge, the Company's net income was $2.76 million, or $1.75 diluted earnings per share for the six months ended June 30, 2005.

          As of June 30, 2005, the Company owned two fixed rate perpetual preferred stock investments totaling $3.0 million in addition to the three Freddie Mac preferred stocks on which the Company has recorded impairments. These two fixed rate investments consist of a $2.0 million Freddie Mac preferred stock and a $1.0 million Fannie Mae preferred stock. As of June 30, 2005, the Company's financial statements included an unrealized gain of $200,000 relative to the $2.0 million Freddie Mac preferred stock and an unrealized loss of $20,000 relative to the $1.0 million Fannie Mae preferred stock.

     o The Bank continues to open new offices in market areas where population growth trends are positive. During the quarter the Company began designing a new branch office in West Des Moines near Jordan Creek Town Center Mall. The Company intends to begin construction of a new branch office at this location and open this office in 2006, at which point the Company will have three offices in the greater Des Moines, Iowa area. Des Moines is Iowa's largest metropolitan area. The Bank will continue to analyze de novo branch opportunities in the Des Moines metropolitan area. We believe that this strategy will result in loan and deposit growth for the Company but will negatively impact net earnings until each de novo branch achieves profitability.

     o Consistent with the Bank's emphasis on attracting and retaining core deposits, deposit fee growth continued a strong positive trend. The growth in core deposits continues to be due in part to the direct mail marketing program emphasizing checking accounts. This direct mail program is ongoing and is expected to result in a continued growth in core deposits and fee income.

     o Management believes that the allowance for loan losses is adequate. The allowance for loan losses to nonaccrual loans was 592.82% at June 30, 2005. Net annualized chargeoffs for 2005 were 0.04% of total loans and have averaged 0.04% of total loans for the past five years. During the six months ended June 30, 2005, the Company's net loan portfolio increased $15.7 million or 3.9%. A significant portion of this increase consisted of increases in the one-to-four family real estate loans and consumer loans. The Company's provision for loan losses for the three and six months ended June 30, 2005 was $70,000 and 120,000, respectively.

     o Purchases and originations of out of state real estate loans remained an integral part of the Company's business plan. The Company has purchased and originated out of state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.

FINANCIAL CONDITION

Total assets increased $17.0 million, or 3.7%, to $479.7 million at June 30, 2005 from $462.7 million at December 31, 2004. The increase in assets was due primarily to the increase in net loans receivable.

Total loans receivable, net, increased by $15.7 million, or 3.9%, to $423.0 million at June 30, 2005 from $407.3 million at December 31, 2004, primarily due to the origination of $37.3 million of first mortgage loans secured by one-to-four family residences, multifamily, and commercial real estate; purchases of first mortgage loans primarily secured by multifamily residences and commercial real estate of $17.0 million; and originations of $12.7 million of second mortgage loans during the six months ended June 30, 2005. These originations and purchases were offset in part by payments and prepayments of $49.9 million and sales of loans of $8.1 million during the six months ended June 30, 2005. The Company sells substantially all fixed-rate loans with maturities in excess of 15 years in the secondary mortgage market in order to reduce interest rate risk. Securities available-for-sale decreased $1.1 million, or 4.8%, to $22.0 million at June 30, 2005 from $23.1 million at December 31, 2004.

Deposits increased $15.3 million, or 4.8%, to $331.6 million at June 30, 2005 from $316.3 million at December 31, 2004, primarily reflecting increases in certificates of deposit and money market accounts. The increase in deposits is due primarily to pricing strategies and continued marketing efforts. Borrowings, primarily FHLB advances, decreased $518,000, to $100.5 million at June 30, 2005 from $101.0 million at December 31, 2004. The Company utilized the increase in deposits to fund loans.

Total shareholders' equity increased $2.0 million to $43.5 million at June 30, 2005 from $41.5 million at December 31, 2004, primarily due to earnings, increased capital attributable to stock options exercised and a decrease in accumulated other comprehensive loss, offset in part by declared dividends and stock repurchases.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 2005, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2005 were as follows:


                                       Amount           Percentage of Assets
                                       ------           --------------------
                                           (Dollars in thousands)
     Tangible capital:
          Capital level               $  34,265                  7.21%
          Less Requirement                7,126                  1.50%
                                      ---------              --------
          Excess                      $  27,139                  5.71%
                                      =========              ========

     Core capital:
          Capital level               $  34,265                  7.21%
          Less Requirement               19,002                  4.00%
                                      ---------              --------
          Excess                      $  15,263                  3.21%
                                      =========              ========

     Risk-based capital:
          Capital level               $  37,655                 11.70%
          Less Requirement               25,752                  8.00%
                                      ---------              --------
          Excess                      $  11,903                  3.70%
                                      =========              ========

LIQUIDITY

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first six months of 2005 and 2004, principal payments, prepayments, and proceeds from sale of loans totaled $58.0 million and $65.8 million, respectively. The net increase in deposits during the first six months of 2005 and 2004 totaled $15.3 million and $18.6 million, respectively. The proceeds from borrowed funds during the six months ended June 30, 2005 and 2004 totaled $12.0 million and $5.0 million, respectively. The net (decrease) increase in short term borrowings during the six months ended June 30, 2005 and 2004 totaled ($6.0) million and $4.5 million, respectively. During the first six months of 2005 and 2004, the proceeds from the maturities, calls and sales of securities totaled $2.1 million and $2.8 million, respectively. Cash provided from operating activities during the first six months of 2005 and 2004 totaled $3.8 million and $3.7 million, respectively. The Company's primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities. During the first six months of 2005 and 2004, the Company's gross purchases and origination of loans totaled $73.0 million and $96.3 million, respectively. The purchase of securities available-for-sale for the six months ended June 30, 2005 and 2004 totaled $0.6 million and $1.1 million, respectively. The repayment of borrowed funds during the first six months of 2005 and 2004 totaled $6.5 million and $2.0 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of June 30, 2005, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

The Company repurchased 7,740 shares of common stock during the six months ended June 30, 2005 at an average price of $38.12.

On April 7, 2005, the Company paid a quarterly cash dividend of $0.29 per share on common stock outstanding as of the close of business on March 16, 2005, aggregating $446,000. On May 27, 2005, the Company declared a quarterly cash dividend of $0.29 per share payable on July 6, 2005 to shareholders of record as of the close of business on June 15, 2005, aggregating $446,000.

RESULTS OF OPERATIONS

Net Income. Net income decreased by $448,000 to $1,033,000 for the quarter ended June 30, 2005 compared to $1,481,000 for the same period in 2004. Net income is an aggregate of net interest income, noninterest income, noninterest expense and income tax expense. The decrease in net income was primarily due to a decrease in noninterest income and an increase in noninterest expense, offset in part by an increase in net interest income and a decrease in income tax expense.

Net income decreased by $590,000 to $2,108,000 for the six months ended June 30, 2005 compared to $2,698,000 for the same period in 2004. Net income is primarily dependent on net interest income, noninterest income, noninterest expense and income tax expense. The decrease in net income was primarily due to a decrease in noninterest income and an increase in noninterest expense, offset in part by an increase in net interest income and a decrease in income tax expense.

Net Interest Income. Net interest income before provision for loan losses increased by $178,000 to $3.54 million for the quarter ended June 30, 2005 from $3.36 million for the quarter ended June 30, 2004. The increase is primarily due to an increase in the average balance of interest-earning assets, offset in part by an increase in the average balance of interest-bearing liabilities, an increase in the average cost of funds and a decrease in the yield on interest-earning assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.88% for the quarter ended June 30, 2005 from 2.96% for the quarter ended June 30, 2004. The decrease in interest rate spread primarily reflects the general increase in the overall cost of interest-bearing liabilities. The increase in the cost of interest-bearing liabilities reflects repricing of interest-bearing liabilities at generally higher current market interest rates.

Net interest income before provision for loan losses increased by $333,000 to $6.98 million for the six months ended June 30, 2005 from $6.64 million for the six months ended June 30, 2004. The increase is primarily due to an increase in the average balance of interest earning assets and a decrease in the average cost of funds, offset in part by a decrease in the yield on interest earning assets and an increase in the average balance of interest bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.87% for the six months ended June 30, 2005 from 2.97% for the six months ended June 30, 2004. The decrease in interest rate spread reflects the general decrease in the yield on interest earning assets offset in part by the decrease in the overall cost of interest bearing liabilities. The decrease in the yield on interest earning assets and the cost of interest bearing liabilities reflects repricing of interest-earning assets and interest-bearing liabilities at current market interest rates.

Interest Income. Interest income increased by $456,000 to $6.62 million for the quarter ended June 30, 2005 compared to $6.16 million for the quarter ended June 30, 2004. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, offset in part by a decrease in the average yield on interest-earning assets. The average balance of interest-earning assets increased $32.3 million to $452.3 million for the quarter ended June 30, 2005, from $420.0 million for 2004. The average yield on interest-earning assets decreased to 5.85% for the quarter ended June 30, 2005 from 5.88% for the quarter ended June 30, 2004, primarily due to a general decrease in market interest rates compared to their original rates. The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of first mortgage loans, consumer loans and interest-bearing cash and due from banks, offset in part by a decrease in securities available-for-sale. The increase in the average balances of first mortgage loans were primarily derived from originations of first mortgage loans secured by one-to-four family and multifamily residences and commercial real estate, purchases of first mortgage loans secured by multifamily residences and commercial real estate, which originations and purchases were offset in part by payments and prepayments and sales of loans during the twelve months ended June 30, 2005. This reflects the Company's continued emphasis on real estate lending. The decrease in the average balance of securities available-for-sale were derived from payments and calls of securities, offset in part by purchases during the twelve months ended June 30, 2005. See "Financial Condition."

Interest income increased by $691,000 to $12.95 million for the six months ended June 30, 2005 compared to $12.26 million for the six months ended June 30, 2004. The increase in interest income was primarily due to an increase in the average balance of interest earning assets, offset in part by a decrease in the average yield on interest earning assets. The average yield on interest earning assets decreased to 5.81% for the six months ended June 30, 2005 from 5.94% for the six months ended June 30, 2004, primarily due to the repricing of interest-earning assets at lower current market interest rates. The average balance of interest earning assets increased $33.4 million to $446.6 million for the six months ended June 30, 2005, from $413.2 million for 2004. The increase in the average balance of interest earning assets primarily reflects increases in the average balances of first mortgage loans, offset in part by decreases in interest bearing cash and due from banks and securities available-for-sale. The increase in the average balances of first mortgage loans were primarily derived from originations of first mortgage loans secured by one-to-four family and multifamily residences, purchases of first mortgage loans secured by one-to-four family residences, multifamily residences and commercial real estate, which originations and purchases were offset in part by payments and prepayments and sales of loans during the twelve months ended June 30, 2005. This reflects the Company's continued emphasis on residential lending. The decrease in the average balance of securities available for sale were derived from payments and calls of securities, offset in part by purchases during the twelve months ended June 30, 2005. See "Financial Condition."

Interest Expense. Interest expense increased by $279,000 to $3.08 million for the quarter ended June 30, 2005 compared to $2.80 million for the quarter ended June 30, 2004. The increase in interest expense was due to an increase in the average balances of interest-bearing liabilities and an increase in the average cost of funds. The average balance of interest-bearing liabilities increased by $29.2 million to $415.8 million for the quarter ended June 30, 2005, from $386.6 million for the same period in 2004. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balances of NOW, money market, certificates of deposits and borrowed funds. The increase in average interest-bearing deposits was primarily due to the Company's continued marketing efforts and pricing strategies. The average cost of funds increased to 2.97% for the quarter ended June 30, 2005 from 2.92% for the quarter ended June 30, 2004, primarily due to an increase in the current market interest rates.

Interest expense increased by $358,000 to $5.98 million for the six months ended June 30, 2005 compared to $5.62 million for the six months ended June 30, 2004. The increase in interest expense was primarily due to an increase in the average balances of interest bearing liabilities, offset in part by a decrease in the average cost of funds. The average cost of funds decreased to 2.94% for the six months ended June 30, 2005 from 2.97% for the six months ended June 30, 2004, primarily due to the repricing of certificates of deposits at lower current market interest rates. The average balance on interest-bearing liabilities increased by $30.2 million to $410.3 million for the six months ended June 30, 2005, from $380.1 million for the six months ended June 30, 2004. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balance of NOW, money market, certificates of deposit and borrowed funds. The increase in average interest-bearing deposits was primarily due to the Company's marketing efforts and pricing strategies. The increase in interest bearing liabilities was primarily used to fund loans.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and six months ended June 30, 2005 and 2004, respectively.

                                                                       For the Three Months Ended June 30,
                                             ---------------------------------------------------------------------------------------
                                                                 2005                                        2004
                                             ---------------------------------------------------------------------------------------
                                                Average                       Average        Average                      Average
                                                Balance        Interest      Yield/Cost      Balance      Interest       Yield/Cost
                                                -------        --------      ----------      -------      --------       ----------
                                                                              (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans                                      $ 422,318      $   6,324         5.99%       $ 386,949     $   5,910         6.12%
     Securities available-for-sale                 22,878            252         4.41           25,939           232         3.58
     Interest-bearing cash                          7,126             44         2.44            7,072            21         1.17
                                                ---------      ---------      -------        ---------     ---------      -------
       Total interest-earning assets              452,322          6,620         5.85%         419,960         6,163         5.88%
                                                               ---------      -------                      ---------      -------
   Noninterest-earning assets                      23,146                                       23,430
                                                ---------                                    ---------
       Total assets                             $ 475,468                                    $ 443,390
                                                =========                                    =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings             $  98,072      $     268         1.09%       $  76,339     $     117         0.62%
       Passbook savings                            29,716             23         0.31           29,876            23         0.31
       Certificates of deposit                    186,782          1,638         3.52          182,811         1,577         3.47
       Borrowed funds                             101,215          1,153         4.57           97,618         1,086         4.48
                                                ---------      ---------      -------        ---------     ---------      -------
     Total interest-bearing liabilities           415,785      $   3,082         2.97%         386,644     $   2,803         2.92%
                                                               ---------      -------                      ---------      -------
     Noninterest-bearing liabilities               16,560                                       15,303
                                                ---------                                    ---------
         Total liabilities                        432,345                                      401,947
     Equity                                        43,123                                       41,443
                                                ---------                                    ---------
         Total liabilities and equity           $ 475,468                                    $ 443,390
                                                =========                                    =========

     Net interest income                                       $  3,538                                    $  3,360
                                                               ========                                    ========
     Net interest rate spread                                                    2.88%                                       2.96%
                                                                              =======                                     =======
     Net interest margin                                                         3.13%                                       3.20%
                                                                              =======                                     =======
     Ratio of average interest-earning
         assets to average interest-bearing
         liabilities                                                           108.79%                                     108.62%
                                                                              =======                                     =======

                                                                        For the Six Months Ended June 30,
                                             ---------------------------------------------------------------------------------------
                                                                 2005                                        2004
                                             ---------------------------------------------------------------------------------------
                                                Average                       Average        Average                      Average
                                                Balance        Interest      Yield/Cost      Balance      Interest       Yield/Cost
                                                -------        --------      ----------      -------      --------       ----------
                                                                              (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans                                      $ 416,389      $  12,398         5.96%       $ 378,465    $  11,726          6.20%
     Securities available-for-sale                 23,243            481         4.14           26,481          490          3.70
     Interest-bearing cash                          6,932             76         2.20            8,243           47          1.14
                                                ---------      ---------      -------        ---------    ---------      --------
       Total interest-earning assets              446,564         12,955         5.81%         413,189    $  12,263          5.94%
                                                               ---------      -------                     ---------      ---------
   Noninterest-earning assets                      23,183                                       23,310
                                                ---------                                    ---------
       Total assets                             $ 469,747                                    $ 436,499
                                                =========                                    =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings             $  97,395      $     507         1.05%       $  73,303    $     203          0.56%
       Passbook savings                            29,367             46         0.31           29,266           45          0.31
       Certificates of deposit                    184,307          3,177         3.48          180,392        3,196          3.56
       Borrowed funds                              99,215          2,249         4.57           97,153        2,176          4.50
                                                ---------      ---------      -------        ---------    ---------      --------
     Total interest-bearing liabilities           410,284      $   5,979         2.94%         380,114    $   5,620          2.97%
                                                               ---------      -------                     ---------      --------
     Noninterest-bearing liabilities               16,850                                       14,738
                                                ---------                                    ---------
         Total liabilities                        427,134                                      394,852
     Equity                                        42,613                                       41,647
                                                ---------                                    ---------
         Total liabilities and equity           $ 469,747                                    $ 436,499
                                                =========                                    =========

     Net interest income                                       $  6,976                                   $   6,643
                                                               ========                                   =========
     Net interest rate spread                                                    2.87%                                       2.97%
                                                                              =======                                    ========
     Net interest margin                                                         3.12%                                       3.22%
                                                                              =======                                    ========
     Ratio of average interest-earning
       assets to average interest-bearing
       liabilities                                                             108.84%                                     108.70%
                                                                              =======                                    ========

Provision for Loan Losses. The Company's provision for loan losses was $70,000 and $50,000 for the quarters ended June 30, 2005 and 2004, respectively. The Company's provision for loan losses was $120,000 and $110,000 for the six months ended June 30, 2005 and 2004, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, and other factors related to the collectibility of the Company's loan portfolio. The Company's total loan portfolio increased $35.7 million, or 9.0%, from June 30, 2004 to June 30, 2005. This increase primarily consisted of increases in the one-to-four family real estate loans. The Company's out of state loans decreased $5.4 million, or 3.4%, from June 30, 2004 to June 30, 2005. The properties securing the loans purchased are primarily out of state and constitute a higher rate of risk than originated loans due to the size, locations and type of collateral securing such loans. The economic conditions in the Bank's primary market areas are currently stable. The net charge-offs were $88,000 for the six months ended June 30, 2005 as compared to $44,000 for the six months ended June 30, 2004. The resulting allowance for loan loss was $3.3 million and $3.2 million at June 30, 2005 and June 30, 2004, respectively.

The allowance for loan losses as a percentage of total loans receivable decreased to 0.75% at June 30, 2005 from 0.81% at June 30, 2004. The level of nonperforming loans was $551,000 at June 30, 2005 and $561,000 at June 30, 2004.

Management believes that the allowance for loan losses is adequate as of June 30, 2005. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income decreased by $352,000, or 21.6%, to $1.28 million for the quarter ended June 30, 2005 from $1.63 million for the quarter ended June 30, 2004. The decrease is due primarily to the other-than-temporary impairment of securities available-for-sale and decreases in abstract fees and other income, offset in part by increases in fees and service charges. During the quarter ended June 30, 2005, the Company recorded an other-than-temporary impairment of $424,500 related to two adjustable rate, perpetual preferred stocks with a face value of $2,499,000. These perpetual preferred stocks were issued by Freddie Mac. These perpetual preferred stock issues are investment grade securities that are held in the Company's available-for-sale securities portfolio. Abstract fees decreased $70,000 due to decreased sales volume as a result of a general decrease in real estate and refinancing activity. Other income, which primarily includes annuity and mutual fund sales, rent income, insurance sales, and income associated with foreclosed real estate, decreased $24,000 due primarily to a decrease in income from foreclosed real estate and annuity sales. Fees and service charges increased $164,000 due primarily to an increase in fees associated with checking accounts, including overdraft fees, offset in part by a decrease in loan prepayment fees.

Total noninterest income decreased by $605,000, or 19.7%, to $2.5 million for the six months ended June 30, 2005 from $3.1 million for the six months ended June 30, 2004. The decrease is due primarily to the other-than-temporary impairment of securities available-for-sale and decreases in abstract fees and other income, offset in part by increases in fees and service charges. During the six months ended June 30, 2005, the Company recorded an other-than-temporary impairment of $679,500 related to three adjustable rate, perpetual preferred stocks with a face value of $3,499,000. These perpetual preferred stocks were issued by Freddie Mac. These perpetual preferred stock issues are investment grade securities that are held in the Company's available-for-sale securities portfolio. Abstract fees decreased $148,000 due to decreased sales volume as a result of a general decrease in real estate and refinancing activity. Other income, which primarily includes annuity and mutual fund sales, rent income, insurance sales, and income associated with foreclosed real estate, decreased $57,000 due primarily to a decrease in income from foreclosed real estate and annuity sales. Fees and service charges increased $291,000 due primarily to an increase in fees associated with checking accounts, including overdraft fees, offset in part by a decrease in loan prepayment fees.

Noninterest Expense. Total noninterest expense increased by $291,000, or 10.6%, to $3.04 million for the quarter ended June 30, 2005 from $2.75 million for the quarter ended June 30, 2004. The increase is due to an increase in other expenses and compensation expense. The Company's efficiency ratio for the quarter ended June 30, 2005 and 2004 was 63.18% and 55.14%, respectively. The Company's ratio of noninterest expense to average assets for the quarters ended June 30, 2005 and 2004 were 2.56% and 2.48%, respectively.

Total noninterest expense increased by $367,000 to $6.0 million for the six months ended June 30, 2005 from $5.6 million for the six months ended June 30, 2004. The increase is primarily due to an increase in compensation and other expenses. The Company's efficiency ratio for the six months ended June 30, 2005 and 2004 was 63.41% and 57.85%, respectively. The Company's ratio of noninterest expense to average assets for the six months ended June 30, 2005 and 2004 were 2.55% and 2.57%, respectively.

Income Taxes. Income taxes decreased by $37,000 to $671,000 for the quarter ended June 30, 2005 as compared to $708,000 for the quarter ended June 30, 2004. The decrease was due to the decrease in pre-tax earnings, offset in part by the lack of deductibility of the other-than-temporary impairment of securities available-for-sale.

Income taxes decreased by $59,000 to $1.2 million for the six months ended June 30, 2005 as compared to $1.3 million for the six months ended June 30, 2004. The decrease was due to the decrease in pre-tax earnings, offset in part by the limited deductibility of the other-than-temporary impairment of securities available-for-sale.

OFF BALANCE SHEET ARRANGEMENTS

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. No material changes in the Company's off-balance sheet arrangements have occurred since December 31, 2004.

CRITICAL ACCOUNTING POLICIES

The "Management's Discussion and Analysis of Financial Condition and Results of Operations" and disclosures included within this report, are based on the Company's consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on approximate measures of the financial effects of transactions and events that have already occurred.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         As of April 23, 2005, the Company had 18,650 shares that expired to be purchased under the Repurchase Plan approved April 2004, which provided for the repurchase of up to 100,000 shares of the Company's common stock. In January 2005, the Company approved a new Repurchase Plan which provides for the repurchase of up to 100,000 shares of the Company's common stock. At June 30, 2005, there are 92,260 shares which may be purchased under the January 2005 repurchase plan.

         The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchases" (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended June 30, 2005.

                                                                            Total Number of       Maximum Number of
                                                                          Shares Purchased as    Shares that May Yet
                             Total Number of       Average Price Paid      Part of Publicly      Be Purchased Under
         Period             Shares Purchased           Per Share            Announced Plans           The Plan
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

April 1, 2005 to
April 30, 2005                       --                  --                         --              100,000

May 1, 2005 to
May 31, 2005                      3,240                 $38.01                   3,240               96,760

June 1, 2005 to
June 30, 2005                     4,500                 $38.20                   4,500               92,260
                               --------                                       --------
         Total                    7,740                                          7,740


Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its 2005 Annual Meeting of Stockholders on April 22, 2005. All proposals submitted to stockholders at the meeting were approved. At the meeting, the stockholders of the Company considered and voted upon the following matters:

         1. The election of the following individuals as directors for a three-year term:

                         Mark M. Thompson
                         Paul F. Bognanno

         The results of the election of directors are as follows:


                                    FOR                      WITHHELD

Mark M. Thompson                 1,376,395                     5,441

Paul F. Bognanno                 1,370,829                    11,007

         There were no broker non-votes or abstentions on this proposal.

         The following directors' terms of office continued after the meeting:

         David M. Bradley
         Robert H. Singer, Jr.
         Melvin R. Schroeder
         Randall L. Minear
         C. Thomas Chalstrom

         2. The ratification of the engagement of McGladrey & Pullen LLP, as the Company's independent auditors for the 2005 fiscal year, was approved by a vote of 1,371,729 in favor, 6,538 votes against and 3,569 votes abstained.

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


                                NORTH CENTRAL BANCSHARES, INC.

DATE: August 12, 2005           BY:           /s/ David M. Bradley
                                     ------------------------------------------

                                     David M. Bradley, Chairman, President and
                                     Chief Executive Officer


DATE: August 12, 2005           BY:           /s/ David W. Edge
                                     ------------------------------------------

                                     David W. Edge, Chief Financial Officer and
                                     Treasurer