Form 10-Q
period 2005-09-30
NORTH CENTRAL BANCSHARES INC
filed 2005-11-10
CIK 1005188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         FOR THE QUARTER ENDED                    COMMISSION FILE NUMBER
          September 30, 2005                              0-27672


                         NORTH CENTRAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

             Iowa                                             42-1449849
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
 Yes  X          No
     ---            ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes               No  X
    ---              ---

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes               No  X
    ---              ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at October 31, 2005
--------------------------------------------------------------------------------
Common Stock, $.01 par value                             1,518,403

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX
                                                                            Page

Part I.  Financial Information

                  Item 1.   Consolidated Condensed
                  Financial Statements (Unaudited)                            1

                  Consolidated Condensed Statements of
                  Financial Condition at September 30, 2005
                  and December 31, 2004                                       1

                  Consolidated Condensed Statements of
                  Income for the three and nine months ended
                  September 30, 2005 and 2004                                 2

                  Consolidated Condensed Statements of
                  Cash Flows for the nine months ended
                  September 30, 2005 and 2004                                 3

                  Notes to Consolidated Condensed Financial
                  Statements                                                  4

                  Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations            7

                  Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                           15

                  Item 4. Controls and Procedures                             15

Part II. Other Information

                  Item 1.  Legal Proceedings                                  16

                  Item 2.  Unregistered Sales of Equity Securities and Use of
                           Proceeds                                           16

                  Item 3.  Defaults Upon Senior Securities                    16

                  Item 4.  Submission of Matters to a Vote of Security
                           Holders                                            16

                  Item 5.  Other Information                                  16

                  Item 6.  Exhibits                                           16

                  Signatures                                                  18

                  Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

                                                                  September 30,   December 31,
ASSETS                                                                2005            2004
                                                                 -------------   --------------
Cash and due from banks:
     Interest-bearing                                            $   1,784,466    $     603,257
     Noninterest-bearing                                             6,041,253        7,314,922
Securities available-for-sale                                       21,752,305       23,106,271
Loans receivable, net                                              429,661,318      407,316,318
Loans held for sale                                                    772,088          904,127
Accrued interest receivable                                          2,068,474        1,953,605
Foreclosed real estate                                                 675,250        1,079,257
Premises and equipment, net                                         10,857,647        9,889,737
Rental real estate                                                   2,713,376        2,809,888
Title plant                                                            925,256          925,256
Goodwill                                                             4,970,800        4,970,800
Deferred taxes                                                         905,989        1,102,612
Prepaid expenses and other assets                                      871,078          758,729
                                                                 -------------    -------------

     Total assets                                                $ 483,999,300    $ 462,734,779
                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                    $ 331,328,222    $ 316,333,731
     Borrowed funds                                                105,450,501      100,974,695
     Advances from borrowers for taxes and insurance                   908,822        1,856,249
     Dividends payable                                                 445,267          382,632
     Accrued expenses and other liabilities                          1,948,537        1,653,266
                                                                 -------------    -------------

        Total liabilities                                          440,081,349      421,200,573
                                                                 -------------    -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock ($.01 par value, authorized
         3,000,000 shares; issued and outstanding none)                     --               --
     Common stock ($.01 par value, authorized 15,500,000
         shares;  issued and outstanding at September 30, 2005
         1,518,403; at December 31, 2004, 1,530,530 shares)             15,184           15,305
     Additional paid-in capital                                     19,274,515       18,681,041
     Retained earnings, substantially restricted                    24,703,059       23,438,369
     Accumulated other comprehensive gain (loss)                       (43,132)        (519,309)
     Treasury stock at cost                                               --               --
     Unearned shares, employee stock ownership plan                    (31,675)         (81,200)
                                                                 -------------    -------------
         Total stockholders' equity                                 43,917,951       41,534,206
                                                                 -------------    -------------

Total liabilities and stockholders' equity                       $ 483,999,300    $ 462,734,779
                                                                 =============    =============

            See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                         Three Months Ended                         Nine Months Ended
                                                            September 30,                             September 30,
                                                       2005                2004                 2005                  2004
                                                 -------------       -------------        -------------         -------------
Interest income:
    Loans receivable                             $   6,407,153       $   5,998,978        $  18,805,658         $  17,725,775
    Securities and cash deposits                       216,891             235,467              714,652               733,714
                                                 -------------       -------------        -------------         -------------
                                                     6,624,044           6,234,445           19,520,310            18,459,489
                                                 -------------       -------------        -------------         -------------
Interest expense:
    Deposits                                         2,036,841           1,740,965            5,766,677             5,185,241
    Borrowed funds                                   1,224,001           1,117,639            3,472,603             3,293,644
                                                 -------------       -------------        -------------         -------------
                                                     3,260,842           2,858,604            9,239,280             8,478,885
                                                 -------------       -------------        -------------         -------------

Net interest income                                  3,363,202           3,375,841           10,281,030             9,980,604

Provision for loan losses                               60,000              75,000              180,000               185,000
                                                 -------------       -------------        -------------         -------------
Net interest income after provision for
    loan losses                                      3,303,202           3,300,841           10,101,030             9,795,604
                                                 -------------       -------------        -------------         -------------

Noninterest income:
    Fees and service charges                         1,629,250             798,400            3,450,228             2,328,604
    Abstract fees                                      374,666             365,373              992,142             1,130,540
    Provision for impairment on available-for-
       sale securities                                      --                  --             (679,500)                   --
    Mortgage banking income                             93,702              67,854              210,113               195,488
    Other income                                       320,400             280,576              928,199               931,482
                                                 -------------       -------------        -------------         -------------

       Total noninterest income                      2,418,018           1,512,203            4,901,182             4,586,114
                                                 -------------       -------------        -------------         -------------

Noninterest expense:
    Compensation and employee benefits               1,711,284           1,521,094            4,896,488             4,594,797
    Premises and equipment                             365,679             348,321            1,070,027             1,058,749
    Data processing                                    163,194             137,219              450,867               416,836
    Other expenses                                     895,316             775,248            2,666,391             2,298,746
                                                 -------------       -------------        -------------         -------------

       Total noninterest expense                     3,135,473           2,781,882            9,083,773             8,369,128
                                                 -------------       -------------        -------------         -------------

Income before income taxes                           2,585,747           2,031,162            5,918,439             6,012,590

Provision for income taxes                             839,100             639,640            2,063,550             1,923,116
                                                 -------------       -------------        -------------         -------------

Net income                                       $   1,746,647       $   1,391,522        $   3,854,889         $   4,089,474
                                                 =============       =============        =============         =============

Basic earnings per common share                  $        1.14       $        0.90        $        2.52         $        2.62
                                                 =============       =============        =============         =============

Earnings per common share - assuming dilution    $        1.11       $        0.87        $        2.45         $        2.51
                                                 =============       =============        =============         =============

Dividends declared per common share              $        0.29       $        0.25        $        0.87         $        0.75
                                                 =============       =============        =============         =============

Comprehensive income                             $   1,568,068       $   1,464,558        $   4,331,066        $     3,883,398
                                                 =============       =============        =============        ===============

            See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                              2005            2004
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  3,854,889    $  4,089,474
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                180,000         185,000
     Depreciation                                                             608,168         646,403
     Amortization and accretion                                               299,099         458,288
     Deferred taxes                                                           (86,674)        (61,151)
     Effect of contribution to employee stock ownership plan                  194,760         263,191
     (Gain) on sale of foreclosed real estate and loans, net                 (257,083)       (237,068)
     Provision for impairment on available-for-sale securities                679,500            --
     (Gain) loss on securities available-for-sale                                --              --
     Loss on disposal of equipment and premises, net                           26,796           4,179
     Proceeds from sales of loans held for sale                            14,788,927      13,928,221
     Originations of loans held for sale                                  (14,446,775)    (13,823,784)
     Change in assets and liabilities:
        Accrued interest receivable                                          (114,869)        (57,120)
        Prepaid expenses and other assets                                    (112,349)         69,968
        Accrued expenses and other liabilities                                295,271         407,124
                                                                         ------------    ------------
                  Net cash provided by operating activities                 5,909,660       5,872,725
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in loans                                      (1,122,061)      9,661,235
     Purchase of loans                                                    (21,861,220)    (43,319,012)
     Proceeds from sales of securities available-for-sale                     782,000         961,700
     Purchase of securities available-for-sale                             (1,810,400)     (1,570,500)
     Proceeds from maturities of securities available-for-sale              2,427,458       3,068,175
     Purchase of premises and equipment and rental real estate             (1,515,444)       (553,969)
     Proceeds from sale of premises and equipment                               9,082             510
     Other                                                                    645,042         336,135
                                                                         ------------    ------------
         Net cash (used in) investing activities                          (22,445,543)    (31,415,726)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                              14,994,491      21,902,770
     Net (decrease) in advances from borrowers for taxes and insurance       (947,427)       (801,682)
     Net change in short-term borrowings                                   (6,000,000)      6,500,000
     Proceeds from other borrowed funds                                    21,000,000       5,000,000
     Payments on other borrowings                                         (10,524,194)     (3,523,406)
     Purchase of treasury stock                                            (1,295,651)     (4,549,413)
     Dividends paid                                                        (1,265,847)     (1,110,370)
     Issuance of common stock                                                 482,051       1,468,822
                                                                         ------------    ------------
         Net cash provided by financing activities                         16,443,423      24,886,721
                                                                         ------------    ------------
         Net increase (decrease) in cash                                      (92,460)       (656,280)

CASH AND DUE FROM BANKS
     Beginning                                                              7,918,179      10,018,573
                                                                         ------------    ------------
     Ending                                                              $  7,825,719    $  9,362,293
                                                                         ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
     Interest paid to depositors                                         $  5,685,852    $  5,028,389
     Interest paid on borrowings                                            3,472,653       3,293,707
     Income taxes                                                           1,839,582       1,277,413

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine month periods ended September 30, 2005 and 2004 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2004 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended September 30, 2005, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,527,761 and 1,567,743, respectively. For the nine-month period ended September 30, 2005, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,528,627 and 1,574,084, respectively. For the three-month period ended September 30, 2004, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,546,360 and 1,602,573, respectively. For the nine-month period ended September 30, 2004, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,561,989 and 1,628,143, respectively.

3.       DIVIDENDS

On August 26, 2005, the Company declared a cash dividend on its common stock, payable on October 6, 2005 to stockholders of record as of September 16, 2005, equal to $0.29 per share.

4.       GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2004 and has determined that there has been no impairment of goodwill.

As of September 30, 2005 and December 31, 2004, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three and nine months ended September 30, 2005 or September 30, 2004.

5.       STOCK OPTION PLAN

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

Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in SFAS No. 123), the approximate reported net income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                                 Three Months Ended    Three Months Ended
                                                                 September 30, 2005    September 30, 2004
                                                                 ------------------    ------------------

       Net income, as reported                                     $   1,746,647          $  1,391,522
       Deduct: Total stock-based employee compensation
           expense determined under fair value based
           method for all awards, net of related tax effects              (2,742)               (5,757)
                                                                   -------------         -------------
                     Pro forma net income                          $   1,743,905         $   1,385,765
                                                                   =============         =============

       Earnings per common share - basic:
           As reported                                             $        1.14         $        0.90
           Pro forma                                                        1.14                  0.90

       Earnings per common share - assuming dilution:
           As reported                                             $        1.11         $        0.87
           Pro forma                                                        1.11                  0.86

                                                                  Nine Months Ended    Nine Months Ended
                                                                  September 30, 2005   September 30, 2004
                                                                  ------------------   ------------------

       Net income, as reported                                     $   3,854,889         $   4,089,474
       Deduct: Total stock-based employee compensation
           expense determined under fair value based
           method for all awards, net of related tax effects             (36,614)              (48,663)
                                                                   -------------         -------------
                     Pro forma net income                          $   3,818,275         $   4,040,811
                                                                   =============         =============

       Earnings per common share - basic:
           As reported                                             $        2.52         $        2.62
           Pro forma                                                        2.50                  2.59

       Earnings per common share - assuming dilution:
           As reported                                             $        2.45         $        2.51
           Pro forma                                                        2.43                  2.48

The fair values of the grants are estimated at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 2005 and 2004, respectively: dividend rates of 2.8% and 2.4%, price volatility of 15.2% and 18.9%, risk-free interest rates of 3.98% and 4.13%, and expected lives of 8 years for all periods.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) reached consensus on the guidance provided by Emerging Issues Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The guidance is applicable to debt and equity securities that are within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and certain other investments. EITF 03-1 specifies that an impairment would be considered other-than-temporary unless (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for the recovery of the fair value up to (or beyond) the cost of the investment and (b) evidence indicating the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. EITF 03-1 cost method investment and disclosure provisions are effective for reporting periods ending after June 15, 2004. The measurement and recognition provisions relating to debt and equity securities have been delayed until the FASB issues additional guidance. The Company adopted cost method investment and disclosure provisions of EITF 03-1 on June 30, 2004.

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

7.       RECLASSIFICATIONS

Certain items in the consolidated statements of financial condition and statements of income as of and for the periods ended, September 30, 2004 and December 31, 2004 were reclassified, with no effect on net income or stockholders' equity, to be consistent with the classification used in the September 30, 2005 financial statements.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries, including First Federal Savings Bank of Iowa (the "Bank"), that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company's actual results may differ from the results discussed in the forward-looking statements. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking financial statements contained herein.

Executive Overview

The Company's business strategy is to operate the Bank as a well-capitalized, profitable and independent community oriented savings bank. Specifically, the Company's business strategy incorporates the following elements: (1) operating as a community oriented financial institution; (2) increasing loan and deposit balances in existing branch offices as well as by establishing de novo branch offices in markets where population growth trends are positive, such as the Des Moines, Iowa metropolitan area; (3) maintaining high asset quality by emphasizing investment in residential mortgage, multifamily and commercial real estate loans and consumer loans; (4) emphasizing growth in core deposits, which includes demand deposit, NOW, money market and savings accounts; (5) maintaining capital in excess of regulatory requirements; (6) controlling noninterest expense; (7) managing interest rate risk exposure; and (8) increasing noninterest income through increases in fees, service charges and sales of noninsured products.

The purpose of this summary is to provide an overview of the items that management focuses on when evaluating the condition of the Company and our success in implementing our stockholder value strategy. Our stockholder value strategy has three major themes: (1) enhancing our shareholders' value; (2) making our retail banking franchise more valuable; and (3) efficiently utilizing our capital.

Management believes the following points were the most important to that analysis this quarter:

     o The Bank continues to open new offices in market areas where population growth trends are positive. During the third quarter of 2005 the Company completed the design and entered into a construction contract for a new branch office in West Des Moines near Jordan Creek Town Center Mall. The Company intends to begin construction in the fourth quarter and open this office in 2006, at which point the Company will have three offices in the greater Des Moines, Iowa area. Des Moines is Iowa's largest metropolitan area. The Bank will continue to analyze de novo branch opportunities in the Des Moines metropolitan area. We believe that this strategy will result in loan and deposit growth for the Company but will negatively impact net earnings until each de novo branch achieves profitability.

     o Consistent with the Bank's emphasis on attracting and retaining core deposits, deposit fee growth continued a strong positive trend. The growth in core deposits continues to be due in part to the direct mail marketing program emphasizing checking accounts. This direct mail program is ongoing and is expected to result in a continued growth in core deposits and fee income.

     o Management believes that the allowance for loan losses is adequate. The allowance for loan losses to nonaccrual loans was 381% at September 30, 2005. Net annualized chargeoffs for 2005 were 0.03% of total loans and have averaged 0.04% of total loans for the past five years. During the nine months ended September 30, 2005, the Company's net loan portfolio increased $22.3 million or 5.5%. A significant portion of this increase consisted of increases in the one-to-four family real estate loans and consumer loans. The Company's provision for loan losses for the three and nine months ended September 30, 2005 was $60,000 and $180,000, respectively.

     o Purchases and originations of out of state real estate loans remained an integral part of the Company's business plan. The Company has purchased and originated out of state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.

FINANCIAL CONDITION

Total assets increased $21.3 million, or 4.6%, to $484.0 million at September 30, 2005 from $462.7 million at December 31, 2004. The increase in assets was due primarily to the increase in net loans receivable.

Total loans receivable, net, increased by $22.3 million, or 5.5%, to $429.7 million at September 30, 2005 from $407.3 million at December 31, 2004, primarily due to the origination of $61.0 million of first mortgage loans secured by one-to-four family residences, multifamily, and commercial real estate; purchases of first mortgage loans primarily secured by multifamily residences and commercial real estate of $21.9 million; and originations of $19.7 million of second mortgage loans during the nine months ended September 30, 2005. These originations and purchases were offset in part by payments and prepayments of $75.7 million and sales of loans of $14.6 million during the nine months ended September 30, 2005. The Company sells substantially all fixed-rate loans with maturities in excess of 15 years in the secondary mortgage market in order to reduce interest rate risk. Securities available-for-sale decreased $1.35 million, or 5.9%, to $21.8 million at September 30, 2005 from $23.1 million at December 31, 2004.

Deposits increased $15.0 million, or 4.7%, to $331.3 million at September 30, 2005 from $316.3 million at December 31, 2004, primarily reflecting increases in certificates of deposit and money market accounts. The increase in deposits is due primarily to pricing strategies and continued marketing efforts. Borrowings, primarily FHLB advances, increased $4.5 million, or 4.4%, to $105.5 million at September 30, 2005 from $101.0 million at December 31, 2004. The Company utilized the increase in deposits and FHLB advances to fund loans.

Total shareholders' equity increased $2.4 million, or 5.7%, to $43.9 million at September 30, 2005 from $41.5 million at December 31, 2004, primarily due to earnings, increased capital attributable to stock options exercised and a decrease in accumulated other comprehensive loss, offset in part by declared dividends and stock repurchases.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2005, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2005 were as follows:

                                   Amount            Percentage of Assets
                                   ------            --------------------
                                        (Dollars in thousands)
     Tangible capital:
          Capital level           $34,862                    7.24%
          Less Requirement          7,220                    1.50%
                                  -------                    -----
          Excess                  $27,642                    5.74%
                                  =======                    =====

     Core capital:
          Capital level           $34,862                    7.24%
          Less Requirement         19,251                    4.00%
                                  -------                    -----
          Excess                  $15,611                    3.24%
                                  =======                    =====

     Risk-based capital:
          Capital level           $38,076                    11.70%
          Less Requirement         26,037                     8.00%
                                  -------                    -----
          Excess                  $12,039                     3.70%
                                  =======                    =====

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first nine months of 2005 and 2004, principal payments, prepayments, and proceeds from sale of loans totaled $90.3 million and $92.8 million, respectively. The net increase in deposits during the first nine months of 2005 and 2004 totaled $15.0 million and $21.9 million, respectively. The proceeds from borrowed funds during the nine months ended September 30, 2005 and 2004 totaled $21.0 million and $5.0 million, respectively. The net (decrease) increase in short term borrowings during the nine months ended September 30, 2005 and 2004 totaled ($6.0) million and $6.5 million, respectively. During the first nine months of 2005 and 2004, the proceeds from the maturities, calls and sales of securities totaled $3.2 million and $4.1 million, respectively. Cash provided from operating activities during the first nine months of 2005 and 2004 totaled $5.9 million and $5.9 million, respectively. The Company's primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities. During the first nine months of 2005 and 2004, the Company's gross purchases and origination of loans totaled $111.3 million and $129.8 million, respectively. The purchase of securities available-for-sale for the nine months ended September 30, 2005 and 2004 totaled $1.8 million and $1.6 million, respectively. The repayment of borrowed funds during the first nine months of 2005 and 2004 totaled $10.5 million and $3.5 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of September 30, 2005, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

The Company repurchased 33,932 shares of common stock during the nine months ended September 30, 2005 at an average price of $38.18.

On July 6, 2005, the Company paid a quarterly cash dividend of $0.29 per share on common stock outstanding as of the close of business on June 15, 2005, aggregating $446,000. On August 26, 2005, the Company declared a quarterly cash dividend of $0.29 per share payable on October 6, 2005 to shareholders of record as of the close of business on September 16, 2005, aggregating $445,000.

RESULTS OF OPERATIONS

Net Income. Net income increased by $355,000 to $1.75 million for the quarter ended September 30, 2005 compared to $1.39 million for the same period in 2004. Net income is an aggregate of net interest income, noninterest income, noninterest expense and income tax expense. The increase in net income was primarily due to an increase in noninterest income, offset in part by increases in noninterest expense and income tax expense.

Net income decreased by $235,000 to $3.85 million for the nine months ended September 30, 2005 compared to $4.09 million for the same period in 2004. Net income is primarily dependent on net interest income, noninterest income, noninterest expense and income tax expense. The decrease in net income was primarily due to lower noninterest income and increases in noninterest expense and income tax expense, offset in part by an increase in net interest income.

Net Interest Income. Net interest income before provision for loan losses decreased by $13,000 to $3.36 million for the quarter ended September 30, 2005 from $3.38 million for the quarter ended September 30, 2004. The decrease is primarily due to an increase in the average balance of interest-bearing liabilities, an increase in the average cost of funds and a decrease in the yield on interest-earning assets, offset in part by an increase in the average balance of interest-earning assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.75% for the quarter ended September 30, 2005 from 3.00% for the quarter ended September 30, 2004. The decrease in interest rate spread reflects the general decrease in the yield on interest-earning assets and the increase in the overall cost of interest-bearing liabilities. The decrease in the yield on interest-earning assets and the cost of interest-bearing liabilities reflects repricing of interest-earning assets and interest-bearing liabilities at current market interest rates.

Net interest income before provision for loan losses increased by $300,000 to $10.28 million for the nine months ended September 30, 2005 from $9.98 million for the nine months ended September 30, 2004. The increase is primarily due to an increase in the average balance of interest-earning assets, offset in part by a decrease in the yield on interest-earning assets, an increase in the average balance of interest-bearing liabilities, and an increase in the average cost of funds. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.86% for the nine months ended September 30, 2005 from 3.02% for the nine months ended September 30, 2004. The decrease in interest rate spread reflects the general decrease in the yield on interest-earning assets and the increase in the overall cost of interest-bearing liabilities. The decrease in the yield on interest-earning assets and the cost of interest-bearing liabilities reflects repricing of interest-earning assets and interest-bearing liabilities at current market interest rates.

Interest Income. Interest income increased by $390,000 to $6.62 million for the quarter ended September 30, 2005 compared to $6.23 million for the quarter ended September 30, 2004. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, offset in part by a decrease in the average yield on interest-earning assets. The average balance of interest-earning assets increased $31.8 million to $455.1 million for the quarter ended September 30, 2005, from $423.3 million for 2004. The average yield on interest-earning assets decreased to 5.82% for the quarter ended September 30, 2005 from 5.89% for the quarter ended September 30, 2004, primarily due to a general decrease in market interest rates compared to their original rates. The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of first mortgage loans and consumer loans, offset in part by a decrease in securities available-for-sale. The increase in the average balances of first mortgage loans was primarily derived from originations of first mortgage loans secured by one-to-four family and commercial real estate, purchases of first mortgage loans secured by multifamily residences and commercial real estate, which originations and purchases were offset in part by payments and prepayments and sales of loans during the twelve months ended September 30, 2005. This reflects the Company's continued emphasis on real estate lending. The decrease in the average balance of securities available-for-sale were derived from payments and calls of securities, offset in part by purchases during the twelve months ended September 30, 2005. See "Financial Condition" above.

Interest income increased by $1.06 million to $19.52 million for the nine months ended September 30, 2005 compared to $18.46 million for the nine months ended September 30, 2004. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets, offset in part by a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased to 5.84% for the nine months ended September 30, 2005 from 5.97% for the nine months ended September 30, 2004, primarily due to the repricing of interest-earning assets at lower current market interest rates. The average balance of interest-earning assets increased $33.1 million to $445.7 million for the nine months ended September 30, 2005, from $412.6 million for 2004. The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of first mortgage loans and consumer loans, offset in part by decreases in securities available-for-sale and interest-bearing cash and due from banks. The increase in the average balances of first mortgage loans were primarily derived from originations of first mortgage loans secured by one-to-four family and commercial real estate, purchases of first mortgage loans secured by one-to-four family residences, multifamily residences and commercial real estate, which originations and purchases were offset in part by payments and prepayments and sales of loans during the twelve months ended September 30, 2005. This reflects the Company's continued emphasis on real estate lending. The decrease in the average balance of securities available-for-sale were derived from payments and calls of securities, offset in part by purchases during the twelve months ended September 30, 2005. See "Financial Condition" above.

Interest Expense. Interest expense increased by $402,000 to $3.26 million for the quarter ended September 30, 2005 compared to $2.86 million for the quarter ended September 30, 2004. The increase in interest expense was due to an increase in the average balances of interest-bearing liabilities and an increase in the average cost of funds. The average balance of interest-bearing liabilities increased by $28.1 million to $422.3 million for the quarter ended September 30, 2005, from $394.2 million for the same period in 2004. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balances of NOW, money market, certificates of deposits and borrowed funds. The increase in average interest-bearing deposits was primarily due to the Company's continued marketing efforts and pricing strategies.

The average cost of funds increased to 3.06% for the quarter ended September 30, 2005 from 2.88% for the quarter ended September 30, 2004, primarily due to an increase in the current market interest rates.

Interest expense increased by $760,000 to $9.24 million for the nine months ended September 30, 2005 compared to $8.48 million for the nine months ended September 30, 2004. The increase in interest expense was due to an increase in the average balances of interest-bearing liabilities and an increase in the average cost of funds. The average cost of funds increased to 2.98% for the nine months ended September 30, 2005 from 2.94% for the nine months ended September 30, 2004, primarily due to the repricing of money market and borrowed funds at higher current market interest rates. The average balance of interest-bearing liabilities increased by $29.5 million to $414.3 million for the nine months ended September 30, 2005, from $384.8 million for the nine months ended September 30, 2004. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balance of NOW, money market, certificates of deposit and borrowed funds. The increase in average interest-bearing deposits was primarily due to the Company's marketing efforts and pricing strategies. The increase in interest-bearing liabilities was primarily used to fund loans.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and nine months ended September 30, 2005 and 2004, respectively.

                                                                     For the Three Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                 2005                                        2004
                                                  ----------------------------------------------------------------------------------
                                                    Average                     Average       Average                      Average
                                                    Balance        Interest    Yield/Cost     Balance       Interest      Yield/Cost
                                                    -------        --------    ----------     -------       --------      ----------
                                                                        (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans                                          $ 431,631     $   6,407        5.94%      $ 397,102     $   5,999         6.04%
     Securities available-for-sale                     22,315           210        3.76          24,803           232         3.74
     Interest-bearing cash                              1,114             7        2.58           1,382             3         1.02
                                                    ---------     ---------     -------       ---------     ---------      -------
       Total interest-earning assets                  455,060     $   6,624        5.82%        423,287     $   6,234         5.89%
                                                                  ---------     -------                     ---------      -------
   Noninterest-earning assets                          28,879                                    28,376
                                                    ---------                                 ---------
       Total assets                                 $ 483,939                                 $ 451,663
                                                    =========                                 =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings                 $  95,791     $     285        1.18%      $  81,567     $     149         0.73%
       Passbook savings                                28,666            23        0.32          29,495            23         0.31
       Certificates of deposit                        192,909         1,729        3.56         184,536         1,569         3.38
       Borrowed funds                                 104,899         1,224        4.63          98,602         1,118         4.51
                                                    ---------     ---------     -------       ---------     ---------      -------
     Total interest-bearing liabilities               422,265     $   3,261        3.06%        394,200     $   2,859         2.88%
                                                                  ---------     -------                     ---------      -------
     Noninterest-bearing liabilities                   17,608                                    15,922
                                                    ---------                                 ---------
         Total liabilities                            439,873                                   410,122
     Equity                                            44,066                                    41,541
                                                    ---------                                 ---------
         Total liabilities and equity               $ 483,939                                 $ 451,663
                                                    =========                                 =========

     Net interest income                                          $  3,363                                  $  3,375
                                                                  ========                                  ========
     Net interest rate spread                                                      2.75%                                      3.00%
                                                                                =======                                    =======
     Net interest margin                                                           2.96%                                      3.19%
                                                                                =======                                    =======
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                                 107.77%                                    107.38%
                                                                                =======                                    =======

                                                                        For the Nine Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                    2005                                      2004
                                                  ----------------------------------------------------------------------------------
                                                    Average                     Average        Average                     Average
                                                    Balance        Interest    Yield/Cost      Balance      Interest      Yield/Cost
                                                    -------        --------    ----------      -------      --------      ----------
                                                                                (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans                                          $ 421,470      $  18,806       5.95%       $ 384,678    $  17,726         6.14%
     Securities available-for-sale                     22,934            690       4.01           25,922          722         3.71
     Interest-bearing cash                              1,279             24       2.55            1,976           11         0.78
                                                    ---------      ---------    -------        ---------    ---------     --------
       Total interest-earning assets                  445,683      $  19,520       5.84%         412,576    $  18,459         5.97%
                                                                   ---------    -------                     ---------     --------
   Noninterest-earning assets                          28,795                                     28,978
                                                    ---------                                  ---------
       Total assets                                 $ 474,478                                  $ 441,554
                                                    =========                                  =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings                 $  96,860      $     792       1.09%       $  76,058    $     352         0.62%
       Passbook savings                                29,133             68       0.31           29,342           68         0.31
       Certificates of deposit                        187,174          4,907       3.50          181,773        4,765         3.50
       Borrowed funds                                 101,110          3,472       4.59           97,636        3,294         4.51
                                                    ---------      ---------    -------        ---------    ---------     --------
     Total interest-bearing liabilities               414,277      $   9,239       2.98%         384,809    $   8,479         2.94%
                                                                   ---------    -------                     ---------     --------
     Noninterest-bearing liabilities                   17,103                                     15,133
                                                    ---------                                  ---------
         Total liabilities                            431,380                                    399,942
     Equity                                            43,098                                     41,612
                                                    ---------                                  ---------
         Total liabilities and equity               $ 474,478                                  $ 441,554
                                                    =========                                  =========

     Net interest income                                           $  10,281                                $   9,980
                                                                   =========                                =========
     Net interest rate spread                                                      2.86%                                      3.02%
                                                                                =======                                   ========
     Net interest margin                                                           3.08%                                      3.23%
                                                                                =======                                   ========
     Ratio of average interest-earning assets
         to average interest-bearing liabilities                                 107.58%                                    107.22%
                                                                                =======                                   ========

Provision for Loan Losses. The Company's provision for loan losses was $60,000 and $75,000 for the quarters ended September 30, 2005 and 2004, respectively. The Company's provision for loan losses was $180,000 and $185,000 for the nine months ended September 30, 2005 and 2004, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, and other factors related to the collectibility of the Company's loan portfolio. The Company's total loan portfolio increased $35.4 million, or 8.7%, from September 30, 2004 to September 30, 2005. This increase primarily consisted of increases in the one-to-four family real estate loans. The Company's out of state loans decreased $5.7 million, or 3.7%, from September 30, 2004 to September 30, 2005. The properties securing the loans purchased are primarily out of state and constitute a higher rate of risk than originated loans due to the size, locations and type of collateral securing such loans. The economic conditions in the Bank's primary market areas are currently stable. The net charge-offs were $98,000 for the nine months ended September 30, 2005 as compared to $119,000 for the nine months ended September 30, 2004. The resulting allowance for loan loss was $3.3 million and $3.2 million at September 30, 2005 and September 30, 2004, respectively.

The allowance for loan losses as a percentage of total loans receivable decreased to 0.75% at September 30, 2005 from 0.80% at September 30, 2004. The level of nonperforming loans was $870,000 at September 30, 2005 and $978,000 at September 30, 2004.

Management believes that the allowance for loan losses is adequate as of September 30, 2005. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $906,000, or 59.9%, to $2.42 million for the quarter ended September 30, 2005 from $1.51 million for the quarter ended September 30, 2004. The increase was due primarily to loan prepayment fees and by increases in fees and service charges and other income. During the quarter ended September 30, 2005, the Company recorded $705,000 in loan prepayment fees, compared to $40,000 for the quarter ended September 30, 2004. Fees and service charges increased $166,000 due primarily to an increase in fees associated with checking accounts, including overdraft fees. Other income, which primarily includes annuity and mutual fund sales, rent income, insurance sales, and income associated with foreclosed real estate, increased $40,000 primarily due to an increase in income from insurance sales and foreclosed real estate.

Total noninterest income increased by $315,000, or 6.9%, to $4.90 million for the nine months ended September 30, 2005 from $4.59 million for the nine months ended September 30, 2004. The increase was due primarily to loan prepayment fees and by increases in fees and service charges, offset in part by an other-than-temporary impairment of securities available-for-sale and decreases in abstract fees. During the nine months ended September 30, 2005, the Company recorded $922,000 in loan prepayment fees, compared to $340,000 for the nine months ended September 30, 2004. Fees and service charges increased $549,000 due primarily to an increase in fees associated with checking accounts, including overdraft fees. During the nine months ended September 30, 2005, the Company also recorded an other-than-temporary impairment of $679,500 related to three adjustable rate, perpetual preferred stocks with a face value of $3,499,000. These perpetual preferred stocks were issued by Freddie Mac. These perpetual preferred stock issues are investment grade securities that are held in the Company's available-for-sale securities portfolio. Abstract fees decreased $138,000 due to decreased sales volume as a result of a general decrease in real estate and refinancing activity.

Noninterest Expense. Total noninterest expense increased by $354,000, or 12.7%, to $3.14 million for the quarter ended September 30, 2005 from $2.78 million for the quarter ended September 30, 2004. The increase is due to an increase in compensation and other expenses. The Company's efficiency ratio for the quarter ended September 30, 2005 and 2004 was 54.24% and 56.91%, respectively. The Company's ratio of noninterest expense to average assets for the quarters ended September 30, 2005 and 2004 were 2.59% and 2.46%, respectively.

Total noninterest expense increased by $715,000 to $9.08 million for the nine months ended September 30, 2005 from $8.37 million for the nine months ended September 30, 2004. The increase is primarily due to an increase in other expenses and compensation expense. The Company's efficiency ratio for the nine months ended September 30, 2005 and 2004 was 59.83% and 57.45%, respectively. The Company's ratio of noninterest expense to average assets for the nine months ended September 30, 2005 and 2004 were 2.55% and 2.53%, respectively.

Income Taxes. Income taxes increased by $199,000 to $839,000 for the quarter ended September 30, 2005, compared to $640,000 for the quarter ended September 30, 2004. The increase was due to an increase in pre-tax earnings.

Income taxes increased by $140,000 to $2.06 million for the nine months ended September 30, 2005, compared to $1.92 million for the nine months ended September 30, 2004. The increase was primarily due to the limited deductibility of the other-than-temporary impairment of securities available-for-sale, offset in part by the decrease in income before income taxes.

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

CRITICAL ACCOUNTING POLICIES
Management's discussion and analysis of financial condition and results of operations and the disclosures included within this report are based on the Company's consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on approximate measures of the financial effects of transactions and events that have already occurred.

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

ITEM 4.

CONTROLS AND PROCEDURES

Management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer and Treasurer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is
(i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         In January 2005, the Company approved a new Repurchase Plan which provides for the repurchase of up to 100,000 shares of the Company's common stock. At September 30, 2005, there are 66,068 shares which may be purchased under the plan.

         The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchases" (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended September 30, 2005.

                                                                           Total Number of       Maximum Number of
                                                                          Shares Purchased as    Shares that May Yet
                             Total Number of      Average Price Paid      Part of Publicly       Be Purchased Under
         Period             Shares Purchased          Per Share            Announced Plans           The Plan
--------------------------------------------------------------------------------------------------------------------

July 1, 2005 to
July 31, 2005                         --                   --                      --                92,260

August 1, 2005 to
August 31, 2005                    9,192               $38.00                   9,192                83,068

September 1, 2005 to
September 30, 2005                17,000               $38.31                  17,000                66,068
                                 -------                                      -------
         Total                    26,192                                       26,192


Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits


Exhibit No.                        Description                     Reference No.
-----------                        -----------                    -------------
      3.1   Articles of Incorporation of North Central Bancshares, Inc.      (1)
      3.2   Bylaws of North Central Bancshares, Inc.                         (1)
      3.3   Bylaws of North Central Bancshares, Inc., as amended             (2)
      4.1 Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) (1)
      4.2   Bylaws of First Federal Savings Bank of Iowa (formerly known
            as First Federal Savings Bank of Fort Dodge).                    (1)
      4.3   Specimen Stock Certificate of North Central Bancshares, Inc.     (1)
      4.4   Bylaws of First Federal Savings Bank of Iowa, as amended         (2)
      10.1  Employee Stock Ownership Plan of First Federal Savings Bank of
            Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement (incorporating Amendments 1 and 2) (6)

Exhibit No.                        Description                     Reference No.
-----------                        -----------                    -------------
      10.1A Amendment #1 to Employee Stock Ownership Plan of First Federal
            Savings Bank of Iowa (formerly known as First Federal Savings
            Bank of Fort Dodge) and ESOP Trust Agreement                     (8)
      10.1B Amendment #2 to Employee Stock Ownership Plan of First Federal
            Savings Bank of Iowa (formerly known as First Federal Savings
            Bank of Fort Dodge) and ESOP Trust Agreement                     (8)
      10.2  ESOP Loan Documents, dated September 3, 1996                     (5)
      10.3  Employee Retention Agreements between First Federal Savings
            Bank of Fort Dodge and certain executive officers                (3)
      10.4 Employment Agreement between First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)
            and David M. Bradley, effective as of August 31, 1994            (1)
      10.6  Form of Employment Agreement between North Central Bancshares,
            Inc. and David M. Bradley                                        (1)
      10.8  North Central Bancshares, Inc. 1996 Stock Option Plan            (4)
      10.9  Amendment No. 1 to the North Central Bancshares, Inc. 1996
            Stock Option Plan                                                (6)
      10.10 Supplemental Retirement and Deferred Compensation Plan of First
            Federal Savings Bank of Iowa                                     (8)
      10.11 Form of Employment Agreement between First Federal Savings Bank
            of Iowa and C. Thomas Chalstrom                                  (7)
      10.12 Form of Employment Agreement between First Federal Savings Bank
            of Iowa and Kirk A. Yung                                         (7)
      10.13 Tax Allocation Agreement between North Central Bancshares, Inc.
            and Subsidiaries                                                 (2)
         31 Rule 13a-14(a)/15d-14(a) Certifications
         32 Section 1350 Certifications

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


                                 NORTH CENTRAL BANCSHARES, INC.

DATE: November 10, 2005          BY: /s/ David M. Bradley
                                     ------------------------------------------

                                     David M. Bradley, Chairman, President and
                                     Chief Executive Officer


DATE: November 10, 2005          BY: /s/ David W. Edge
                                     ------------------------------------------

                                     David W. Edge, Chief Financial Officer and
                                     Treasurer