Form 10-Q
period 2006-03-31
NORTH CENTRAL BANCSHARES INC
filed 2006-05-12
CIK 1005188

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended or        March 31, 2006
                                 -----------------------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                 to
                              -----------------  ------------------------------
Commission File Number:             0-27672
                       ---------------------------------------------------------

                         NORTH CENTRAL BANCSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Iowa                                                  42-1449849
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  825 Central Avenue, Fort Dodge, Iowa                             50501
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                  515-576-7531
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes  |X|     No  | |

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer | |   Accelerated filer | |    Non-accelerated filer |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  | |    No |X|


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                       Outstanding at May 1, 2006
--------------------------------------------------------------------------------
Common Stock, $.01 par value                                 1,430,053

                         NORTH CENTRAL BANCSHARES, INC.

                                      INDEX

                                                                            Page

Part I.  Financial Information

            Item 1.   Consolidated Condensed
            Financial Statements (Unaudited)                                   1

            Consolidated Condensed Statements of
            Financial Condition at March 31, 2006
            and December 31, 2005                                              1

            Consolidated Condensed Statements of
            Income for the three months ended
            March 31, 2006 and 2005                                            2

            Consolidated Condensed Statements of
            Cash Flows for the three months ended
            March 31, 2006 and 2005                                            3

            Notes to Consolidated Condensed Financial
            Statements                                                         4

            Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results of Operations                   7

            Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                                 13

            Item 4. Controls and Procedures                                   13

Part II. Other Information

            Item 1.    Legal Proceedings                                      14

            Item 1A.   Risk Factors                                           14

            Item 2.    Unregistered Sales of Equity Securities and Use of
                       Proceeds                                               14

            Item 3.    Defaults Upon Senior Securities                        14

            Item 4.    Submission of Matters to a Vote of Security Holders    14

            Item 5.    Other Information                                      14

            Item 6.    Exhibits                                               15

            Signatures                                                        17

            Exhibits

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)


NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)
                                                                   March 31,    December 31,
ASSETS                                                              2006           2005
                                                                    ----           ----

Cash and due from banks:
     Interest-bearing                                         $      92,139   $     552,456
     Noninterest-bearing                                          7,871,084       8,087,216
Securities available-for-sale                                    16,715,470      15,457,942
Federal Home Loan Bank stock, at cost                             5,405,500       5,250,100
Loans receivable, net                                           437,273,967     430,278,191
Loans held for sale                                                  88,350         737,838
Accrued interest receivable                                       2,113,046       2,146,102
Foreclosed real estate                                              835,773       1,142,901
Premises and equipment, net                                      11,417,523      10,962,248
Rental real estate                                                2,683,133       2,684,484
Title plant                                                         925,256         925,256
Goodwill                                                          4,970,800       4,970,800
Deferred taxes                                                      926,574         953,676
Prepaid expenses and other assets                                 1,010,546       1,041,915
                                                              -------------   -------------

     Total assets                                             $ 492,329,161   $ 485,191,125
                                                              =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits                                                 $ 338,955,841   $ 334,337,583
     Borrowed funds                                             107,436,920     102,443,743
     Advances from borrowers for taxes and insurance              1,182,061       1,897,511
     Dividends payable                                              476,867         438,684
     Accrued expenses and other liabilities                       2,165,678       1,795,104
                                                              -------------   -------------

        Total liabilities                                       450,217,367     440,912,625
                                                              -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock ($.01 par value, authorized
         3,000,000 shares; none issued and outstanding)                   -               -
     Common stock ($.01 par value, authorized 15,500,000
         shares; issued and outstanding at March 31, 2006,
         1,430,053; at December 31, 2005, 1,507,703 shares)          14,301          15,077
     Additional paid-in capital                                  17,900,623      18,447,059
     Retained earnings, substantially restricted                 24,142,919      25,847,345
     Accumulated other comprehensive gain (loss)                     53,951         (15,284)
     Unearned shares, employee stock ownership plan                       -         (15,697)
                                                              -------------   -------------
         Total stockholders' equity                              42,111,794      44,278,500
                                                              -------------   -------------

Total liabilities and stockholders' equity                    $ 492,329,161   $ 485,191,125
                                                              =============   =============

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

                                                                     Three Months Ended
                                                                           March 31,
                                                                   2006                  2005
                                                                   ----                  ----
Interest income:
    Loans receivable                                          $ 6,529,897        $ 6,074,537
    Securities and cash deposits                                  245,193            233,436
                                                              -----------        -----------
                                                                6,775,090          6,307,973
                                                              -----------        -----------
Interest expense:
    Deposits                                                    2,219,434          1,801,034
    Borrowed funds                                              1,232,438          1,095,449
                                                              -----------        -----------
                                                                3,451,872          2,896,483
                                                              -----------        -----------

Net interest income                                             3,323,218          3,411,490

Provision for loan losses                                          60,000             50,000
                                                              -----------        -----------
Net interest income after provision for
    loan losses                                                 3,263,218          3,361,490
                                                              -----------        -----------

Noninterest income:
    Fees and service charges                                    1,259,050            830,543
    Abstract fees                                                 332,874            276,261
    Provision for impairment on available-for-sale securities           -           (255,000)
    Mortgage banking income                                        37,615             40,688
    Other income                                                  296,006            296,011
                                                              -----------        -----------

       Total noninterest income                                 1,925,545          1,188,503
                                                              -----------        -----------

Noninterest expense:
    Compensation and employee benefits                          1,882,159          1,578,679
    Premises and equipment                                        389,960            349,979
    Data processing                                               161,773            141,773
    Other expenses                                                942,165            850,647
                                                              -----------        -----------

       Total noninterest expense                                3,376,057          2,921,078
                                                              -----------        -----------

Income before income taxes                                      1,812,706          1,628,915

Provision for income taxes                                        571,750            553,380
                                                              -----------        -----------

Net income                                                    $ 1,240,956        $ 1,075,535
                                                              ===========        ===========

Basic earnings per common share                               $      0.84        $      0.70
                                                              ===========        ===========

Diluted earnings per common share                             $      0.82        $      0.68
                                                              ===========        ===========

Dividends declared per common share                           $      0.33        $      0.29
                                                              ===========        ===========

Comprehensive income                                          $ 1,310,192        $ 1,312,461
                                                              ===========        ===========

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    2006                    2005
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                    $   1,240,956           $   1,075,535
Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                       60,000                  50,000
     Depreciation                                                                   167,166                 201,235
     Amortization and accretion                                                     111,904                 115,855
     Deferred taxes                                                                 (14,134)                (33,482)
     Effect of contribution to employee stock ownership plan                         59,958                  68,383
     (Gain) on sale of foreclosed real estate and loans, net                        (48,170)                (69,986)
     Provision for impairment of available-for-sale securities                            -                 255,000
     Write-down of other real estate owned                                           73,118                       -
     Loss on disposal of equipment and premises, net                                      -                  25,340
     Proceeds from sales of loans held for sale                                   2,769,584               3,120,463
     Originations of loans held for sale                                         (2,082,481)             (2,817,238)
     Change in assets and liabilities:
        Accrued interest receivable                                                  33,056                 (32,397)
        Prepaid expenses and other assets                                            31,369                (181,982)
        Accrued expenses and other liabilities                                      370,574                 339,453
                                                                               ------------           -------------

           Net cash provided by operating activities                              2,772,900               2,116,179
                                                                               ------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in loans                                             8,758,162               1,759,970
     Purchase of loans                                                          (15,748,011)            (10,269,382)
     Proceeds from sales of securities available-for-sale                           183,900                 389,800
     Purchase of securities available-for-sale                                   (1,833,966)               (509,500)
     Proceeds from maturities of securities available-for-sale                      343,634                 571,806
     Purchase of premises and equipment and rental real estate                     (621,090)             (1,010,792)
     Other                                                                           70,710                 270,210
                                                                               ------------           -------------
           Net cash (used in) investing activities                               (8,846,661)             (8,797,888)
                                                                               ------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                     4,618,258               4,404,374
     Net (decrease) in advances from borrowers for taxes and insurance             (715,450)               (654,304)
     Net change in short-term borrowings                                         (1,000,000)              4,200,000
     Proceeds from other borrowed funds                                          10,000,000               2,000,000
     Payments on other borrowings                                                (4,006,823)             (3,006,565)
     Purchase of treasury stock                                                  (3,330,819)                      -
     Dividends paid                                                                (434,880)               (380,603)
     Issuance of common stock                                                       267,026                 195,769
                                                                               ------------           -------------
           Net cash provided by financing activities                              5,397,312               6,758,671
                                                                               ------------           -------------
           Net increase (decrease) in cash                                         (676,449)                 76,962

CASH AND DUE FROM BANKS
     Beginning                                                                    8,639,672               7,918,179
                                                                               ------------           -------------
     Ending                                                                   $   7,963,223           $   7,995,141
                                                                              =============           =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
     Interest paid to depositors                                              $   2,126,890           $   1,806,666
     Interest paid on borrowings                                                  1,232,416               1,095,424
     Income taxes                                                                         -                  52,269

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month periods ended March 31, 2006 and 2005 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the "Company" or the "Registrant"), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2005 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.       EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa's Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended March 31, 2006, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,475,911 and 1,507,748, respectively. For the three-month period ended March 31, 2005, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,526,643 and 1,577,802, respectively.

3.       DIVIDENDS

On February 24, 2006, the Company declared a cash dividend on its common stock, payable on April 6, 2006 to stockholders of record as of March 17, 2006, equal to $0.33 per share.

4.       GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2005 and has determined that there has been no impairment of goodwill.

As of March 31, 2006 and December 31, 2005, the Company had intangible assets of $4,970,800, all of which has been determined to be goodwill. There was no goodwill impairment loss or amortization related to goodwill during the three months ended March 31, 2006 or March 31, 2005.

5.       STOCK OPTION PLAN

On March 31, 2006, the Company had a share-based compensation plan, which is described below. The share-based compensation charged against income was $51,621 for the three months ended March 31, 2006. The total income tax benefit recognized in the income statement for the share-based compensation was $19,255 for the three months ended March 31, 2006.

In 1996, the shareholders of the Company ratified the 1996 Incentive Stock Option Plan (the "Plan"), which permits the grant of 441,105 shares of common stock to its directors and employees. The Plan is intended to promote stock ownership by directors and selected officers of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employment of the Company or its subsidiaries. Awards granted under the Plan may include incentive stock options, nonqualified stock options, and limited rights which are exercisable only upon change in control of First Federal Savings Bank of Iowa (the "Bank") or the Company. The Plan provides for the grant of options at an exercise price equal to the market price of the Company's stock on the date of grant. The option awards have a 10-year contractual term. Options granted to officers vest in five equal annual installments commencing on the first anniversary of the grant date and continuing each anniversary date thereafter. The options granted to officers expire ten years from the date of grant unless an earlier expiration date is triggered by death, disability, retirement or termination, as described in the Plan. Options granted to directors are vested immediately and expire ten years from the date of grant, unless an earlier expiration date is triggered by removal for cause. All awards to date are nonqualified stock options.

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. This Statement revised SFAS Statement No. 123, Accounting for Stock-Based Compensation, amends SFAS Statement No. 95, Statement of Cash Flows, and supersedes Accounting Principles Board (APB) Opinion No. 125, Accounting for Stock Issued to Employees. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transition method. The modified prospective method requires that compensation expense be recorded for all non-vested options beginning with the first quarter after adoption. SFAS No. 123(R) requires that all share-based compensation now be measured at fair value and recognized as an expense in the income statement. The Company estimates the fair value of each option award on the date of grant using the Black-Scholes method. The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company's stock over a period of time. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. The Company used the following weighted-average assumptions for grants in 2006 and 2005, respectively: dividend rates of 3.3% and 2.4%, price volatility of 11.3% and 14.5%, risk-free interest rates of 4.4% and 4.0%, and expected lives of 8 years for all periods.

A summary of option activity under the Plan as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

                                                                            Weighted-
                                                           Weighted-        Average
                                                            Average        Remaining        Aggregate
                                                            Exercise      Contractual       Intrinsic
           Options                          Shares           Price            Term            Value
           -------                          ------         ---------      -----------         -----

Outstanding at January 1, 2006              102,600          $25.90
Granted                                      23,000           38.46
Exercised                                    (8,200)          19.41
Forfeited or expired                            -               -
Outstanding at March 31, 2006               117,400          $28.82           6.3            $1,268,503
                                            -------           -----           ---            ----------
Vested/exercisable at March 31, 2006         79,300          $24.83           4.9            $1,176,488
                                            -------           -----           ---            ----------

The weighted-average grant-date fair value of options granted during the quarters ended March 31, 2006 and 2005, was $4.91 and $7.47, respectively. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005, was $150,710 and $209,818, respectively.

A summary of the Company's nonvested shares as of March 31, 2006, and changes during the quarter ended March 31, 2006, is presented below:

                                                           Weighted-
                                                            Average
                                                           Grant-Date
      Nonvested Shares                     Shares          Fair Value
      ----------------                     ------          ----------
Nonvested at January 1, 2006               26,500          $  5.83
Granted                                    23,000             4.91
Vested                                    (11,400)            5.15
Forfeited                                       -                -
                                          -------
Nonvested at March 31, 2006                38,100             5.47
                                          -------

As of March 31, 2006, there was $179,925 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of
4.5 years. The total fair value of shares vested during the quarter ended March 31, 2006, was $58,707.

The pro forma disclosures previously permitted under SFAS No. 123, Accounting for Stock-Based Compensation, are no longer an alternative to financial statement recognition. SFAS No. 123 established a fair value based method for financial accounting and reporting for stock-based employee compensation plans and for transactions in which an entity issued its equity instruments to acquire goods and services from nonemployees. However, the standard allowed compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by APB No. 25, Accounting for Stock Issued to Employees, but required expanded disclosures. The Company had elected to apply the intrinsic value based method of accounting for stock options issued to employees. Accordingly, prior to January 1, 2006, no compensation cost had been recognized by the Company in its financial statements. Had compensation cost for the Plan been determined based on the grant date fair values of awards (the method described in SFAS No. 123), the approximate reported net income and earnings per common share would have been decreased to the pro forma amounts shown below:

                                                            Three Months Ended
                                                              March 31, 2005
                                                              --------------

Net income, as reported                                        $ 1,075,535
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards, net of related tax effects              (32,608)
                                                               -----------
              Pro forma net income                             $ 1,042,927
                                                               ===========

Earnings per common share - basic:
    As reported                                                $      0.70
    Pro forma                                                         0.68

Earnings per common share - assuming dilution:
    As reported                                                $      0.68
    Pro forma                                                         0.66

6.       RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No.155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also allows an entity to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis. This Statement is effective for the Company beginning on January 1, 2007. The Company does not expect this Statement to have a material effect on its financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 is an amendment of SFAS No. 140. SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset and requires each servicing asset or liability to be initially measured at fair value. Entities are permitted to choose the fair value measurement method or the amortization method for subsequent reporting periods. This Statement is effective for the Company beginning on January 1, 2007. The Company is assessing the impact of this pronouncement.

7.       RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders' equity, to be consistent with the current period classification.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries, including the Bank, that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company's operations and investments. The Company's actual results may differ from the results discussed in the forward-looking statements. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking financial statements contained herein.

Executive Overview

The Company's business strategy is to operate the Bank as a well-capitalized, profitable and independent community-oriented savings bank. Specifically, the Company's business strategy incorporates the following elements: (1) increasing loan and deposit balances in existing branch offices as well as by establishing de novo branch offices in markets where population growth trends are positive, such as the Des Moines, Iowa metropolitan area; (2) maintaining high asset quality by emphasizing investment in residential mortgage, multifamily and commercial real estate loans and consumer loans; (3) emphasizing growth in core deposits, which includes demand deposit, NOW, money market and savings accounts;
(4) maintaining capital in excess of regulatory requirements; (5) controlling noninterest expense; (6) managing interest rate risk exposure; and (7) increasing noninterest income through increases in fees, service charges and sales of noninsured products.

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

Management believes the following points were the most important to that analysis this quarter:

o The Company has effectively managed its capital since the Company's inception in 1996. Annual dividends per share have increased from $.25 per share in 1997 to $1.16 per share in 2005. During the first quarter of 2006, the Company increased its quarterly dividend 13.8%, to $0.33 per share. An active stock repurchase program has also been consistently used by the Company to manage capital and increase earnings per share. During the first quarter of 2006, the Company approved two separate Stock Repurchase Plans. The Company repurchased 85,850 shares during the three months ended March 31, 2006. As of March 31, 2006, the Company has repurchased 2,871,404 shares at a cost of $54.5 million, since its inception.

o The Bank has opened new offices in market areas where population growth trends are positive. New offices were opened in Ankeny, Iowa in February 2003 and in Clive, Iowa in March, 2004. In October 2005, the Bank began construction of a new branch office in West Des Moines, Iowa near Jordan Town Center Mall. The Bank expects to open this office in July 2006. These locations are in suburbs of Des Moines, Iowa, which is Iowa's largest metropolitan area. The Company will continue to analyze de novo branch opportunities in the Des Moines metropolitan area. Noninterest expenses have increased during the quarter ended March 31, 2006 and the years ended December 31, 2005, 2004 and 2003 in part due to the Company's strategy of opening de novo branch offices. We believe that this strategy will result in loan and deposit growth for the Company, but will negatively impact net earnings until each de novo branch achieves profitability.

o On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that all share-based compensation now be measured at fair value and recognized as expense in the income statement. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transition method. The modified prospective method requires that compensation expense be recorded for all non-vested options beginning with the first quarter after adoption. Share-based compensation for the three months ended March 31, 2006 was $51,621.

o The Company's exposure to interest rate risk has increased from the prior year. This is primarily due to the growth of interest-bearing liabilities in higher cost certificates of deposit and borrowed funds. Also contributing to the increase of the cost of funds is the shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

o Noninterest income for the quarter ended March 31, 2006, included $352,000 in loan prepayment fees, compared to $98,000 for the quarter ended March 31, 2005. The increase in noninterest income was also due to the $255,000 provision for impairment of available-for-sale securities recorded in the first quarter of 2005.


o Management believes that the allowance for loan losses is adequate. The allowance for loan losses to nonaccrual loans was 266% at March 31, 2006. Net annualized chargeoffs for the quarter ended March 31, 2006 was 0.05% of total loans and have averaged 0.05% of total loans for the past five years. During the three months ended March 31, 2006, the Company's net loan portfolio increased $7.0 million, or 1.6%. A significant portion of this increase consisted of increases in multifamily and commercial real estate loans. The Company's provision for loan losses for the three months ended March 31, 2006 was $60,000.

o Purchases of out of state real estate loans remain an integral part of the Company's business plan. The Company has continued to purchase out of state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.

FINANCIAL CONDITION

Total assets increased $7.1 million, or 1.5%, to $492.3 million at March 31, 2006, from $485.2 million at December 31, 2005. The increase in assets was primarily due to the increase in net loans receivable.

Loans receivable, net, increased by $7.0 million, or 1.6%, to $437.3 million at March 31, 2006, from $430.3 million at December 31, 2005, primarily due to the purchase of $15.7 million of first mortgage loans secured by commercial real estate, multifamily, and one-to-four family residences; the origination of $7.2 million of first mortgage loans primarily secured by one-to-four family residences and commercial real estate; and the origination of $6.8 million of second mortgage loans during the three months ended March 31, 2006. These purchases and originations were offset in part by payments and prepayments of $25.1 million and loan sales of $2.7 million during the three months ended March 31, 2006. The Company sells substantially all fixed-rate loans with maturities in excess of 15 years in the secondary mortgage market in order to reduce interest rate risk.

Deposits increased $4.6 million, or 1.4%, to $338.9 million at March 31, 2006, from $334.3 million at December 31, 2005, primarily reflecting an increase in certificates of deposit. The increase in deposits is primarily due to the utilization of brokered certificates of deposit, which increased $3.9 million for the quarter ended March 31, 2006. Borrowings, primarily Federal Home Loan Bank (the "FHLB") advances, increased $5.0 million, or 4.9%, to $107.4 million at March 31, 2006, from $102.4 million at December 31, 2005. The Company utilized the increase in deposits and borrowed funds to fund loan growth.

Total stockholders' equity decreased $2.2 million, or 4.9%, to $42.1 million at March 31, 2006, from $44.2 million at December 31, 2005, primarily due to stock repurchases and declared dividends, offset in part by earnings, the exercise of stock options, and an increase in the unrealized gain on securities available-for-sale. During the quarter ended March 31, 2006, the Company repurchased $3.3 million, or 85,850 shares, of common stock at prevailing market prices averaging $38.80 per share.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2006, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2006 were as follows:


                                              Amount        Percentage of Assets
                                            --------        --------------------
                                                 (Dollars in thousands)
     Tangible capital:
          Capital level                     $ 35,370              7.26%
          Less Requirement                     7,312              1.50%
                                            --------              ----
          Excess                            $ 28,058              5.76%
                                            ========              ====

     Core capital:
          Capital level                     $ 35,370              7.26%
          Less Requirement                    19,498              4.00%
                                            --------              ----
          Excess                            $ 15,872              3.26%
                                            ========              ====

     Risk-based capital:
          Capital level                     $ 38,808             11.80%
          Less Requirement                    26,312              8.00%
                                            --------              ----
          Excess                            $ 12,496              3.80%
                                            ========              ====


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first three months of 2006 and 2005, principal payments, prepayments, and proceeds from sale of loans totaled $27.9 million and $22.7, respectively. The net increase in deposits during the first three months of 2006 and 2005 totaled $4.6 million and $4.4 million, respectively. The proceeds from borrowed funds during the three months ended March 31, 2006 and 2005 totaled $10.0 million and $2.0 million, respectively. The net (decrease) increase in short term borrowings during the three months ended March 31, 2006 and 2005 totaled ($1.0) million and $4.2 million, respectively. During the first three months of 2006 and 2005, the proceeds from the maturities, calls and sales of securities totaled $528,000 and $1.0 million, respectively. Cash provided from operating activities during the first three months of 2006 and 2005 totaled $2.8 million and $2.1 million, respectively. The Company's primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities. During the first three months of 2006 and 2005, the Company's gross purchases and origination of loans totaled $32.3 million and $31.7 million, respectively. The purchase of securities available-for-sale for the three months ended March 31, 2006 and 2005 totaled $1.8 million and $510,000, respectively. The repayment of borrowed funds during the first three months of 2006 and 2005 totaled $4.0 million and $3.0 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see "Statements of Cash Flows in the Condensed Consolidated Financial Statements."

The OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of March 31, 2006, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

On January 6, 2006, the Company paid a quarterly cash dividend of $0.29 per share on common stock outstanding as of the close of business on December 15, 2005, aggregating $435,000. On February 24, 2006, the Company declared a quarterly cash dividend of $0.33 per share payable on April 6, 2006 to shareholders of record as of the close of business on March 17, 2006, aggregating $477,000.

RESULTS OF OPERATIONS

Net Income. Net income increased by $165,000 to $1.24 million for the quarter ended March 31, 2006, compared to $1.07 million for the quarter ended March 31, 2005. Net income is an aggregate of net interest income, noninterest income, noninterest expense and income tax expense. The increase in net income was primarily due to an increase in noninterest income, offset in part by increases in noninterest expense and income tax expense.

Net Interest Income. Net interest income before provision for loan losses decreased by $88,000 to $3.32 million for the quarter ended March 31, 2006, from $3.41 million for the quarter ended March 31, 2005. The decrease is primarily due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds, offset in part by an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.62% for the quarter ended March 31, 2006, from 2.91% for the quarter ended March 31, 2005. The decrease in interest rate spread primarily reflects the increase in the overall cost of interest-bearing liabilities, offset in part by an increase in the yield on interest-earning assets. The increase in the cost of interest-bearing liabilities primarily reflects the growth of interest-bearing liabilities in higher cost certificates of deposit and borrowed funds. Also contributing to the increase of the cost of funds is the continuing shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

Interest Income. Interest income increased by $467,000 to $6.78 million for the quarter ended March 31, 2006, compared to $6.31 million for the quarter ended March 31, 2005. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets. The average balance of interest-earning assets increased $26.9 million to $461.9 million for the quarter ended March 31, 2006, from $435.0 million for the quarter ended March 31, 2005. The average yield on interest-earning assets increased to 5.88% for the quarter ended March 31, 2006 from 5.81% for the quarter ended March 31, 2005, primarily due to an increase in market interest rates on consumer loans and securities available-for-sale. The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of first mortgage loans and consumer loans, offset in part by a decrease in securities available-for-sale. The increase in the average balance of first mortgage loans was primarily derived from originations of first mortgage loans secured by one-to-four family and commercial real estate, purchases of first mortgage loans secured by multifamily residences and commercial real estate, which originations and purchases were offset in part by payments and prepayments and sales of loans during the twelve months ended March 31, 2006. This reflects the Company's continued emphasis on real estate lending. The decrease in the average balance of securities available-for-sale was derived from payments and calls of securities, offset in part by purchases during the twelve months ended March 31, 2006. See "Financial Condition" above.

Interest Expense. Interest expense increased by $555,000 to $3.45 million for the quarter ended March 31, 2006, compared to $2.90 million for the quarter ended March 31, 2005. The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds. The average balance of interest-bearing liabilities increased by $24.2 million to $429.0 million for the quarter ended March 31, 2006, from $404.8 million for the quarter ended March 31, 2005. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balances of certificates of deposits and borrowed funds, offset in part by decreases in NOW, money market and savings balances. The increase in average interest-bearing deposits was primarily due to the Company's continued pricing strategies and marketing efforts. The average cost of funds increased to 3.26% for the quarter ended March 31, 2006, from 2.90% for the quarter ended March 31, 2005, due to an increase in the current market interest rates, a shift of core deposits into higher cost certificates of deposits, and an increase in certificates of deposit and borrowed funds.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three months ended March 31, 2006 and 2005, respectively.


                                                                       For the Three Months Ended March 31,
                                                  ---------------------------------------------------------------------------------
                                                                   2006                                       2005
                                                  ---------------------------------------------------------------------------------
                                                   Average                      Average        Average                    Average
                                                   Balance        Interest     Yield/Cost      Balance      Interest     Yield/Cost
                                                   -------        --------     ----------      -------      --------     ----------
                                                                                 (Dollars in thousands)
Assets:
   Interest-earning assets:
     Loans                                         $ 438,907      $ 6,530         5.96%       $ 410,459     $  6,075         5.93%
     Securities available-for-sale                    21,164          226         4.28           23,609          228         3.87
     Interest-bearing cash                             1,799           19         4.22              941            5         2.20
                                                   ---------      -------       ------        ---------     --------       ------
       Total interest-earning assets                 461,870      $ 6,775         5.88%         435,009        6,308         5.81%
   Noninterest-earning assets                         28,674      -------       ------          29,016      --------       ------
                                                   ---------                                  ---------
       Total assets                                $ 490,544                                  $ 464,025
                                                   =========                                  =========

Liabilities and Equity:
     Interest-bearing liabilities:
       NOW and money market savings                $  89,291      $   250         1.13%       $  96,718     $    239         1.00%
       Passbook savings                               27,169           21         0.32           29,016           22         0.31
       Certificates of deposit                       205,952        1,948         3.84          181,833        1,539         3.43
       Borrowed funds                                106,556        1,233         4.69           97,215        1,096         4.57
                                                   ---------      -------       ------        ---------     --------       ------
     Total interest-bearing liabilities              428,968      $ 3,452         3.26%         404,782     $  2,896         2.90%
     Noninterest-bearing liabilities                  17,968      -------       ------           17,141     --------       ------
                                                   ---------                                   --------
         Total liabilities                           446,936                                    421,923
     Equity                                           43,608                                     42,102
                                                   ---------                                  ---------
         Total liabilities and equity              $ 490,544                                  $ 464,025
                                                   =========                                  =========

     Net interest income                                          $ 3,323                                    $ 3,412
                                                                  =======                                    =======
     Net interest rate spread                                                     2.62%                                      2.91%
                                                                                ======                                     ======
     Net interest margin                                                          2.88%                                      3.14%
                                                                                ======                                     ======
     Ratio of average interest-earning assets
          to average interest-bearing liabilities                               107.67%                                    107.47%
                                                                                ======                                     ======


Provision for Loan Losses. The Company's provision for loan losses was $60,000 and $50,000 for the quarters ended March 31, 2006 and 2005, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, and other factors related to the collectibility of the Company's loan portfolio. The Company's total loan portfolio increased $15.5 million, or 3.6%, from March 31, 2005 to March 31, 2006. This increase primarily consisted of increases in the one-to-four family real estate loans. The Company's out of state loans decreased $12.3 million, or 7.6%, from March 31, 2005 to March 31, 2006. The properties securing the loans purchased are primarily out of state and constitute a higher rate of risk than originated loans due to the size, locations and type of collateral securing such loans. The economic conditions in the Bank's primary market areas remain stable. The net charge-offs were $51,000 for the three months ended March 31, 2006, compared to $25,000 for the three months ended March 31, 2005. The resulting allowance for loan loss was $3.3 million and $3.3 million at March 31, 2006 and March 31, 2005, respectively.

The allowance for loan losses as a percentage of total loans receivable decreased to 0.75% at March 31, 2006 from 0.76% at March 31, 2005. The level of nonperforming loans was $1.25 million at March 31, 2006 and $568,000 at March 31, 2005.

Management believes that the allowance for loan losses is adequate as of March 31, 2006. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $737,000, or 62.0%, to $1.93 million for the quarter ended March 31, 2006, from $1.19 million for the quarter ended March 31, 2005. The increase was primarily due to increases in loan prepayment fees, fees and service charges, and abstract fees. During the quarter ended March 31, 2006, the Company recorded $352,000 in loan prepayment fees, compared to $98,000 for the quarter ended March 31, 2005. Fees and service charges increased $175,000 primarily due to an increase in fees associated with checking accounts, including overdraft fees. Abstract fees increased $57,000 due to an increase in real estate activity. The increase in noninterest income was also due to an impairment of securities available-for-sale recognized during the quarter ended March 31, 2005. The Company recorded an other-than-temporary impairment of $255,000 related to a $1.0 million face value Freddie Mac perpetual preferred stock that declined in value due to decreased interest rates. This perpetual preferred stock issue is an investment grade security that is held in the Company's available-for-sale securities portfolio.

Noninterest Expense. Total noninterest expense increased by $455,000, or 15.6%, to $3.38 million for the quarter ended March 31, 2006, from $2.92 million for the quarter ended March 31, 2005. The increase is due primarily to increases in employee salaries and benefits expenses and other operating expenses, which included the write-down of other real estate owned. The Company's efficiency ratio for the quarter ended March 31, 2006 and 2005 was 64.32% and 63.50%, respectively. The Company's ratio of noninterest expense to average assets for the quarters ended March 31, 2006 and 2005 were 2.75% and 2.52%, respectively.

Income Taxes. Income taxes increased by $19,000 to $572,000 for the quarter ended March 31, 2006, compared to $553,000 for the quarter ended March 31, 2005. The increase was due to an increase in pre-tax earnings, offset in part by the limited deductibility of the impairment of securities available-for-sale in 2005.

OFF BALANCE SHEET ARRANGEMENTS

The Company is a party to off balance sheet arrangements in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-statement of financial condition instruments. The Company does require collateral or other security to support financial instruments with credit risks. No material changes in the Company's off-statement of financial condition arrangements have occurred since December 31, 2005.

CRITICAL ACCOUNTING POLICIES

The "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the disclosures included within this report, are based on the Company's consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company's critical accounting policies are described in the Company's 2005 Annual Report on Form 10-K in the "Notes to Consolidated Financial Statements." Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be that related to the allowance for loan losses and asset impairment judgments, including the recoverability of goodwill.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company's historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company's market area and the expected trend of those economic conditions. To the extent that actual results differ from forecasts and management's judgment, the allowance for loan losses may be greater or less than future charge-offs.

Asset impairment judgments include evaluating the decline in fair value of held-to-maturity and available-for-sale securities below their cost. Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested for impairment at least annually.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in the Company's market risk profile since December 31, 2005. Please see the Company's Form 10-K for the year ended December 31, 2005 for a more detailed discussion of the Company's interest rate sensitivity analysis.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are immaterial to its financial condition and results of operations.

Item 1A.  Risk Factors

     There have been no material changes to the risk factors disclosed on the Company's Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     In January 2006, the Company approved a Stock Repurchase Plan which provides for the repurchase of up to 100,000 shares of the Company's common stock. At March 31, 2006, there were 14,150 shares which could be purchased under the plan. On March 30, 2006, the Company approved a new Repurchase Plan which provides for the repurchase of up to 100,000 shares of the Company's common stock. This plan will commence upon the completion of the January 2006 Repurchase Plan.

     The following table provides information with respect to purchases made by or on behalf of the Company or any "affiliated purchases" (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company's common stock during the three months ended March 31, 2006.

                                                                        Total Number of       Maximum Number of
                                                                      Shares Purchased as    Shares that May Yet
                           Total Number of     Average Price Paid      Part of Publicly      Be Purchased Under
     Period               Shares Purchased         Per Share            Announced Plans           The Plan
     ------               ----------------         ---------            ---------------           --------

January 1, 2006 to
January 31, 2006                     -                  -                       -                 100,000

February 1, 2006 to
February 28, 2006               49,850             $38.80                  49,850                  50,150

March 1, 2006 to
March 31, 2006                  36,000             $38.80                  36,000                  14,150
                                ------                                     ------
         Total                  85,850                                     85,850

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits


 Exhibit No.                        Description                    Reference No.
 -----------                        -----------                    -------------
     3.1        Articles of Incorporation of North Central Bancshares, Inc.  (1)
     3.2        Bylaws of North Central Bancshares, Inc.                     (1)
     3.3        Bylaws of North Central Bancshares, Inc., as amended         (2)
     4.1        Federal Stock Charter of First Federal Savings Bank of
                Iowa (formerly known as First Federal Savings Bank of
                Fort Dodge)                                                  (1)
     4.2        Bylaws of First Federal Savings Bank of Iowa (formerly known
                as First Federal Savings Bank of Fort Dodge).                (1)
     4.3        Specimen Stock Certificate of North Central Bancshares, Inc. (1)
     4.4        Bylaws of First Federal Savings Bank of Iowa, as amended     (2)
    10.1        Employee Stock Ownership Plan of First Federal Savings Bank
                of Iowa (formerly known as First Federal Savings Bank of Fort
                Dodge) and ESOP Trust Agreement (incorporating Amendments
                1 and 2)                                                     (6)
    10.1A       Amendment #1 to Employee Stock Ownership Plan of First
                Federal Savings Bank of Iowa (formerly known as First
                Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement (8)
    10.1B       Amendment #2 to Employee Stock Ownership Plan of First
                Federal Savings Bank of Iowa (formerly known as First Federal
                Savings Bank of Fort Dodge) and ESOP Trust Agreement         (8)
    10.2        ESOP Loan Documents, dated September 3, 1996                 (5)
    10.3        Employee Retention Agreements between First Federal Savings
                Bank of Fort Dodge and certain executive officers            (3)
    10.4        Employment Agreement between First Federal Savings Bank of
                Iowa (formerly known as First Federal Savings Bank of Fort
                Dodge) and David M. Bradley, effective as of August 31, 1994 (1)
    10.6        Form of Employment Agreement between North Central
                Bancshares, Inc. and David M. Bradley                        (1)
    10.8        North Central Bancshares, Inc. 1996 Stock Option Plan        (4)
    10.9        Amendment No. 1 to the North Central Bancshares, Inc. 1996
                Stock Option Plan                                            (6)
    10.10       Supplemental Retirement and Deferred Compensation Plan of
                First Federal Savings Bank of Iowa                           (8)
    10.11       Form of Employment Agreement between First Federal Savings
                Bank of Iowa and C. Thomas Chalstrom                         (7)
    10.12       Form of Employment Agreement between First Federal Savings
                Bank of Iowa and Kirk A. Yung                                (7)
    10.13       Tax Allocation Agreement between North Central Bancshares,
                Inc. and Subsidiaries                                        (2)
    10.14       North Central Bancshares, Inc. 2006 Stock Incentive Plan     (9)
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

(7) Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 31, 2006.

(8) Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 29, 2002.

(9) Incorporated herein by reference to the Proxy Statement on Schedule 14A of the Registrant filed with the Commission on March 20, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NORTH CENTRAL BANCSHARES, INC.

DATE: May 12, 2006               BY:  /s/ David M. Bradley
                                      --------------------
                                      David M. Bradley, Chairman, President and
                                      Chief Executive Officer


DATE: May 12, 2006               BY:  /s/ David W. Edge
                                      -----------------
                                      David W. Edge, Chief Financial Officer and
                                      Treasurer