Form 10-Q
period 2006-06-30
NORTH CENTRAL BANCSHARES INC
filed 2006-08-11
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended or	June 30, 2006

Commission File Number:	0-27672

NORTH CENTRAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-1449849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Central Avenue, Fort Dodge, Iowa	50501
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006
Common Stock, $.01 par value	1,423,653

NORTH CENTRAL BANCSHARES, INC.

INDEX

Part I. Financial Information

Item 1. Consolidated Condensed
Financial Statements (Unaudited)

Consolidated Condensed Statements of
Financial Condition at June 30, 2006
and December 31, 2005

Consolidated Condensed Statements of
Income for the Three and Six Months Ended
June 30, 2006 and 2005

Consolidated Condensed Statements of
Cash Flows for the Six Months Ended
June 30, 2006 and 2005

Notes to Consolidated Condensed Financial
Statements

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures
About Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
ASSETS	2006	2005

Cash and due from banks: Interest-bearing	$612,448	$552,456
Noninterest-bearing	7,902,066	8,087,216
Securities available-for-sale	15,761,219	15,457,942
Federal Home Loan Bank stock, at cost	5,747,100	5,250,100
Loans receivable, net	439,027,122	430,278,191
Loans held for sale	935,150	737,838
Accrued interest receivable	2,133,644	2,146,102
Foreclosed real estate	1,497,324	1,142,901
Premises and equipment, net	12,181,879	10,962,248
Rental real estate	2,648,717	2,684,484
Title plant	671,704	925,256
Goodwill	4,946,960	4,970,800
Deferred taxes	1,144,966	953,676
Prepaid expenses and other assets	1,030,983	1,041,915
Total assets	$496,241,282	$485,191,125

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$335,912,700	$334,337,583
Borrowed funds	113,425,684	102,443,743
Advances from borrowers for taxes and insurance	1,941,931	1,897,511
Dividends payable	470,795	438,684
Accrued expenses and other liabilities	2,077,146	1,795,104

Total liabilities	453,828,256	440,912,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000 shares; none issued and outstanding)	-	-
Common stock ($.01 par value, authorized 15,500,000 shares; issued 2006, 1,426,653; 2005, 1,507,703 shares; outstanding 2006, 1,423,653; 2005, 1,507,703 shares)	14,267	15,077
Additional paid-in capital	17,665,134	18,447,059
Retained earnings, substantially restricted	24,928,795	25,847,345
Accumulated other comprehensive gain (loss)	(76,220)	(15,284)
Treasury stock, at cost (3,000 shares)	(118,950)	-
Unearned shares, employee stock ownership plan	-	(15,697)
Total stockholders' equity	42,413,026	44,278,500

Total liabilities and stockholders' equity	$496,241,282	$485,191,125

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Loans receivable	$6,695,177	$6,323,968	$13,225,074	$12,398,505
Securities and cash deposits	255,741	264,326	500,934	497,762
	6,950,918	6,588,294	13,726,008	12,896,267
Interest expense:
Deposits	2,368,459	1,928,802	4,587,893	3,729,836
Borrowed funds	1,294,084	1,153,153	2,526,522	2,248,602
	3,662,543	3,081,955	7,114,415	5,978,438
Net interest income	3,288,375	3,506,339	6,611,593	6,917,829
Provision for loan losses	60,000	70,000	120,000	120,000
Net interest income after provision for loan losses	3,228,375	3,436,339	6,491,593	6,797,829
Noninterest income:
Fees and service charges	1,042,051	990,435	2,301,101	1,820,978
Abstract fees	350,659	341,215	683,533	617,476
Provision for impairment on available-for-sale securities	-	(424,500)	-	(679,500)
Mortgage banking income	59,696	75,723	97,311	116,411
Other income	319,738	311,788	615,744	607,799
Total noninterest income	1,772,144	1,294,661	3,697,689	2,483,164

Noninterest expense:
Compensation and employee benefits	1,757,308	1,606,525	3,639,467	3,185,204
Premises and equipment	358,505	354,369	748,465	704,348
Data processing	163,919	145,900	325,692	287,673
Other expenses	938,866	920,429	1,881,031	1,771,076
Total noninterest expense	3,218,598	3,027,223	6,594,655	5,948,301

Income before income taxes	1,781,921	1,703,777	3,594,627	3,332,692

Provision for income taxes	525,250	671,070	1,097,000	1,224,450

Net income	$1,256,671	$1,032,707	$2,497,627	$2,108,242

Basic earnings per common share	$0.88	$0.67	$1.72	$1.38

Diluted earnings per common share	$0.87	$0.65	$1.69	$1.34

Dividends declared per common share	$0.33	$0.29	$0.66	$0.58

Comprehensive income	$1,126,499	$1,450,537	$2,436,691	$2,762,998

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,497,627	$2,108,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	120,000	120,000
Depreciation	361,681	403,374
Amortization and accretion	229,627	209,147
Stock compensation	87,741	-
Deferred taxes	(155,087)	(21,983)
Effect of contribution to employee stock ownership plan	59,958	132,742
(Gain) on sale of foreclosed real estate and loans, net	(130,871)	(150,225)
Provision for impairment of available-for-sale securities & REO	82,035	679,500
Loss on disposal of equipment and other assets, net	35,348	26,796
Proceeds from sales of loans held for sale	7,300,697	8,250,937
Originations of loans held for sale	(7,400,698)	(8,046,078)
Change in assets and liabilities:
Accrued interest receivable	12,458	(60,368)
Prepaid expenses and other assets	10,932	(96,876)
Accrued expenses and other liabilities	282,042	226,309
Net cash provided by operating activities	3,393,490	3,781,517

CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	11,426,680	535,600
Purchase of loans	(21,335,304)	(16,674,102)
Proceeds from sales of securities available-for-sale	258,600	609,200
Purchase of securities available-for-sale	(2,250,266)	(659,300)
Proceeds from maturities of securities available-for-sale	1,084,451	1,494,431
Purchase of premises and equipment and rental real estate	(1,553,499)	(1,296,063)
Proceeds from sale of premises and equipment	7,954	-
Other	659,011	436,318
Net cash (used in) investing activities	(11,702,373)	(15,553,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,575,117	15,282,103
Net increase (decrease) in advances from borrowers for taxes and insurance	44,420	(82,709)
Net change in short-term borrowings	-	(6,000,000)
Proceeds from other borrowed funds	18,000,000	12,000,000
Payments on other borrowings	(7,018,059)	(6,517,502)
Purchase of common stock for retirement	(3,975,164)	(295,052)
Dividends paid	(911,747)	(819,583)
Issuance of common stock	469,158	278,150
Net cash provided by financing activities	8,183,725	13,845,407
Net increase (decrease) in cash	(125,158)	2,073,008

CASH AND DUE FROM BANKS
Beginning	8,639,672	7,918,179
Ending	$8,514,514	$9,991,187

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$4,406,550	$3,729,382
Interest paid on borrowings	2,526,564	2,248,673
Income taxes	959,417	1,187,672

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six month periods ended June 30, 2006 and 2005 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2005 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa’s Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended June 30, 2006, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,428,867 and 1,448,262, respectively. For the six-month period ended June 30, 2006, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,452,255 and 1,473,693, respectively. For the three-month period ended June 30, 2005, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,532,123 and 1,577,353, respectively. For the six-month period ended June 30, 2005, the weighted average number of shares outstanding for the basic and diluted earnings per share computation were 1,529,393 and 1,577,588, respectively.

3. DIVIDENDS

On May 26, 2006, the Company declared a cash dividend on its common stock, payable on July 6, 2006 to stockholders of record as of June 16, 2006, equal to $0.33 per share.

4. GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2005 and has determined that there has been no impairment of goodwill.

As of June 30, 2006 and December 31, 2005, the Company had goodwill of $4,946,960 and $4,970,800, respectively. There was no goodwill impairment loss or amortization related to goodwill during the three and six months ended June 30, 2006 or June 30, 2005. Goodwill declined $23,840 during the three months ended June 30, 2006, due to the disposition of certain subsidiary assets.

5. STOCK OPTION PLAN

The Company has a share-based compensation plan, which is described below. The share-based compensation charged against income for the three and six months ended June 30, 2006 were $36,120 and $87,741, respectively. The total income tax benefit recognized in the income statement for the share-based compensation for the three and six months ended June 30, 2006 were $13,473 and $32,727, respectively.

In 1996, the shareholders of the Company ratified the 1996 Incentive Stock Option Plan (the “Plan”), which permitted the grant of 441,105 shares of common stock to its directors and employees. The Plan was intended to promote stock ownership by directors and selected officers of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employment of the Company or its subsidiaries. Awards granted under the Plan may have included incentive stock options, nonqualified stock options, and limited rights which are exercisable only upon change in control of First Federal Savings Bank of Iowa (the “Bank”) or the Company. The Plan provided for the grant of options at an exercise price equal to the market price of the Company’s stock on the date of grant. The option awards have a 10-year contractual term. Options granted to officers vest in five equal annual installments commencing on the first anniversary of the grant date and continuing each anniversary date thereafter. The options granted to officers expire ten years from the date of grant unless an earlier expiration date is triggered by death, disability, retirement or termination, as described in the Plan. Options granted to directors are vested immediately and expire ten years from the date of grant, unless an earlier expiration date is triggered by removal for cause. All awards were nonqualified stock options. Effective April 2006, upon shareholder approval of the North Central Bancshares, Inc. 2006 Stock Incentive Plan, no further awards under the Plan may be granted.

On April 28, 2006, the shareholders of the Company approved the Company’s adoption of the North Central Bancshares, Inc. 2006 Stock Incentive Plan (the “2006 Plan”), which permitted the grant of 125,000 shares of common stock to its directors and officers. The 2006 Plan is intended to promote growth and profitability, to provide certain key officers and non-employee directors of the Company with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in the Company. Awards granted under the 2006 Plan may include stock options, restricted stock options, and stock appreciation rights. The 2006 Plan provides for the grant of options at an exercise price no less than the market price of the Company’s stock on the date of grant. The option awards may have a contractual term up to 10 years. The 2006 Plan will be administered by the Compensation Committee of the board of directors, including determining the type of awards made and establishing other terms and conditions applicable to the award.

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. This Statement revised SFAS Statement No. 123, Accounting for Stock-Based Compensation, amends SFAS Statement No. 95, Statement of Cash Flows, and supersedes Accounting Principles Board (APB) Opinion No. 125, Accounting for Stock Issued to Employees. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transition method. The modified prospective method requires that compensation expense be recorded for all non-vested options beginning with the first quarter after adoption. SFAS No. 123(R) requires that all share-based compensation now be measured at fair value and recognized as an expense in the income statement. The Company estimates the fair value of each option award on the date of grant using the Black-Scholes method. The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company’s stock over a period of time equal to the expected lives of the options granted. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. The Company used the following weighted-average assumptions for grants in 2006 and 2005, respectively: dividend rates of 3.3% and 2.9%, price volatility of 21.7% and 15.3%, risk-free interest rates of 4.4% and 4.1%, and expected lives of 8 years for all periods.

A summary of option activity under the Plan as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	102,600	$25.90
Granted	23,000	38.46
Exercised	(18,200)	18.26
Forfeited or expired	--	--
Outstanding at June 30, 2006	107,400	$29.89	6.6	$988,755
Vested/exercisable at June 30, 2006	70,100	$26.06	5.3	$918,717

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005, was $8.08 and $6.96, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $366,535 and $298,475, respectively.

A summary of the Company’s nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	26,500	$5.83
Granted	23,000	8.08
Vested	(12,200)	7.07
Forfeited	--	-
Nonvested at June 30, 2006	37,300	6.81

As of June 30, 2006, there was $216,883 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.3 years. The total fair value of shares vested during the six months ended June 30, 2006, was $86,242.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as reported	$1,032,707	$2,108,242
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,264)	(33,872)
Pro forma net income	$1,031,443	$2,074,370

Earnings per common share - basic:
As reported	$0.67	$1.38
Pro forma	0.67	1.36

Earnings per common share - assuming dilution:
As reported	$0.65	$1.34
Pro forma	0.65	1.31

6. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also allows an entity to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis. This Statement is effective for the Company beginning on January 1, 2007. The Company does not expect this Statement to have a material effect on its financial condition or results of operations.

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

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of this interpretation and believes that any entry will not have a material effect on the Company’s consolidated financial position or results of operations.

7. RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders’ equity, to be consistent with the current period classification.

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

Executive Overview

The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and independent community-oriented savings bank. Specifically, the Company’s business strategy incorporates the following elements: (1) increasing loan and deposit balances in existing branch offices as well as by establishing de novo branch offices in markets where population growth trends are positive, such as the Des Moines, Iowa metropolitan area; (2) maintaining high asset quality by emphasizing investment in residential mortgage, multifamily and commercial real estate loans and consumer loans; (3) emphasizing growth in core deposits, which includes demand deposit, NOW, money market and savings accounts; (4) maintaining capital in excess of regulatory requirements; (5) controlling noninterest expense; (6) managing interest rate risk exposure; and (7) increasing noninterest income through increases in fees, service charges and sales of noninsured products.

The purpose of this summary is to provide an overview of the items that management focuses on when evaluating the condition of the Company and our success in implementing our stockholder value strategy. Our stockholder value strategy has three major themes: (1) enhancing our shareholders’ value; (2) making our retail banking franchise more valuable; and (3) efficiently utilizing our capital.

Management believes the following points were the most important to that analysis this quarter:

•
The Company has effectively managed its capital since the Company’s inception in 1996. Annual dividends per share have increased from $0.25 per share in 1997 to $1.16 per share in 2005. In 2006, the Company increased its quarterly dividend 13.8%, to $0.33 per share. An active stock repurchase program has also been consistently used by the Company to manage capital and increase earnings per share. The Company repurchased 16,400 and 102,250 shares during the three and six months ended June 30, 2006. As of June 30, 2006, the Company has repurchased 2,887,804 shares at a cost of $58.1 million, since its inception.

•
The Bank has opened new offices in market areas where population growth trends are positive. New offices were opened in Ankeny, Iowa in February 2003 and in Clive, Iowa in March, 2004. In August 2006, the Bank opened its Jordan Creek Town Center office in West Des Moines, Iowa. With the opening of the West Des Moines office, the Bank has eleven full service locations, including three in the Des Moines metro area, which is Iowa’s largest metropolitan area. The Company will continue to analyze de novo branch opportunities in the Des Moines metropolitan area. Noninterest expenses have increased during the three and six months ended June 30, 2006 and the years ended December 31, 2005, 2004 and 2003 in part due to the Company’s strategy of opening de novo branch offices. We believe that this strategy will result in loan and deposit growth for the Company, but will negatively impact net earnings until each de novo branch achieves profitability.

•
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that all share-based compensation now be measured at fair value and recognized as expense in the income statement. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transition method. The modified prospective method requires that compensation expense be recorded for all non-vested options beginning with the first quarter after adoption. Share-based compensation for the three and six months ended June 30, 2006 was $36,120 and $87,741, respectively.

•
The Company’s exposure to interest rate risk has increased from the prior year. This is primarily due to the growth of interest-bearing liabilities in higher cost certificates of deposit and borrowed funds. Also contributing to the increase of the cost of funds is the shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

•	Noninterest income for the quarter ended June 30, 2006, increased primarily due to a $424,500 provision for impairment of available-for-sale securities recorded in the second quarter of 2005.

•
Management believes that the allowance for loan losses is adequate. The allowance for loan losses to nonaccrual loans was 542% at June 30, 2006. Net annualized chargeoffs as of June 30, 2006 were 0.03% of total loans and have averaged 0.05% of total loans for the past five years. During the six months ended June 30, 2006, the Company’s net loan portfolio increased $8.7 million, or 2.0%. A significant portion of this increase consisted of increases in commercial real estate, multi-family real estate and consumer loans. The Company’s provision for loan losses for the three and six months ended June 30, 2006 was $60,000 and $120,000, respectively.

•
Purchases of out of state real estate loans remain an integral part of the Company’s business plan. The Company has continued to purchase out of state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.

FINANCIAL CONDITION

Total assets increased $11.0 million, or 2.3%, to $496.2 million at June 30, 2006, from $485.2 million at December 31, 2005. The increase in assets was primarily due to the increase in net loans receivable and premises and equipment, net.

Loans receivable, net, increased by $8.7 million, or 2.0%, to $439.0 million at June 30, 2006, from $430.3 million at December 31, 2005, primarily due to the origination of $28.6 million of first mortgage loans primarily secured by one-to-four family residences and commercial real estate; the purchase of $21.3 million of first mortgage loans secured by multifamily, commercial real estate, and one-to-four family residences; and the origination of $15.4 million of second mortgage loans during the six months ended June 30, 2006. These purchases and originations were offset in part by payments and prepayments of $57.7 million and loan sales of $7.2 million during the six months ended June 30, 2006. The Company sells substantially all fixed-rate loans with maturities in excess of 15 years in the secondary mortgage market in order to reduce interest rate risk.

Deposits increased $1.6 million, or 0.5%, to $335.9 million at June 30, 2006, from $334.3 million at December 31, 2005, primarily reflecting an increase in certificates of deposit, offset in part by decreases in checking, NOW, savings and money market account balances. The increase in certificates of deposit is primarily due to the utilization of brokered certificates of deposit, which increased $5.6 million for the six months ended June 30, 2006. Borrowings, primarily Federal Home Loan Bank (the “FHLB”) advances, increased $11.0 million, or 10.7%, to $113.4 million at June 30, 2006, from $102.4 million at December 31, 2005. The Company utilized the increase in deposits and borrowed funds to fund loan growth.

Total stockholders' equity decreased $1.9 million, or 4.2%, to $42.4 million at June 30, 2006, from $44.3 million at December 31, 2005, primarily due to stock repurchases, declared dividends, and an increase in the unrealized loss on securities available-for-sale, offset in part by earnings and the exercise of stock options. During the six months ended June 30, 2006, the Company repurchased $4.0 million, or 102,250 shares, of common stock at prevailing market prices averaging $38.88 per share.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 2006, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of June 30, 2006 were as follows:

	Amount	Percentage of Assets
	(Dollars in thousands)
Tangible capital:
Capital level	$35,882	7.28%
Less Requirement	7,393	1.50%
Excess	$28,489	5.78%

Core capital:
Capital level	$35,882	7.28%
Less Requirement	19,712	4.00%
Excess	$16,170	3.28%

Risk-based capital:
Capital level	$39,232	11.61%
Less Requirement	27,076	8.00%
Excess	$12,156	3.61%

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first six months of 2006 and 2005, principal payments, prepayments, and proceeds from sale of loans totaled $64.9 million and $58.0, respectively. The net increase in deposits during the first six months of 2006 and 2005 totaled $1.6 million and $15.3 million, respectively. The proceeds from borrowed funds during the six months ended June 30, 2006 and 2005 totaled $18.0 million and $12.0 million, respectively. The net (decrease) increase in short term borrowings during the six months ended June 30, 2006 and 2005 totaled $0.0 million and ($6.0) million, respectively. During the first six months of 2006 and 2005, the proceeds from the maturities, calls and sales of securities totaled $1.3 million and $2.1 million, respectively. Cash provided from operating activities during the first six months of 2006 and 2005 totaled $3.3 million and $3.8 million, respectively. The Company's primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities. During the first six months of 2006 and 2005, the Company's gross purchases and origination of loans totaled $71.2 million and $73.0 million, respectively. The purchase of securities available-for-sale for the six months ended June 30, 2006 and 2005 totaled $2.3 million and $659,000 respectively. The repayment of borrowed funds during the first six months of 2006 and 2005 totaled $7.0 million and $6.5 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included as Item 1 of this report.

OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of June 30, 2006, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

On April 6, 2006, the Company paid a quarterly cash dividend of $0.33 per share on common stock outstanding as of the close of business on March 17, 2006, aggregating $473,000. On May 26, 2006, the Company declared a quarterly cash dividend of $0.33 per share payable on July 6, 2006 to shareholders of record as of the close of business on June 16, 2006, aggregating $471,000.

RESULTS OF OPERATIONS

Net Income. Net income increased by $224,000 to $1.26 million for the quarter ended June 30, 2006, compared to $1.03 million for the quarter ended June 30, 2005. Net income is an aggregate of net interest income, noninterest income, noninterest expense and income tax expense. The increase in net income was primarily due to an increase in noninterest income and a decrease in income tax expense, offset in part by a decrease in net interest income and an increase in noninterest expense.

Net income increased by $389,000 to $2.50 million for the six months ended June 30, 2006, compared to $2.11 million for the six months ended June 30, 2005. The increase in net income was primarily due to an increase in noninterest income and a decrease in income tax expense, offset in part by an increase in noninterest expense and a decrease in net interest income.

Net Interest Income. Net interest income before provision for loan losses decreased by $218,000 to $3.29 million for the quarter ended June 30, 2006, from $3.51 million for the quarter ended June 30, 2005. The decrease is primarily due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds, offset in part by an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.62% for the quarter ended June 30, 2006, from 2.93% for the quarter ended June 30, 2005. The decrease in interest rate spread primarily reflects the increase in the overall cost of interest-bearing liabilities, offset in part by an increase in the yield on interest-earning assets. The increase in the cost of interest-bearing liabilities primarily reflects the repricing of interest-bearing liabilities at higher current market interest rates and the growth of interest-bearing liabilities in higher cost certificates of deposit and borrowed funds. Also contributing to the increase of the cost of funds is the continuing shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

Net interest income before provision for loan losses decreased by $306,000 to $6.61 million for the six months ended June 30, 2006, from $6.92 million for the six months ended June 30, 2005. The decrease is primarily due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds, offset in part by an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.62% for the six months ended June 30, 2006, from 2.92% for the six months ended June 30, 2005. The decrease in interest rate spread primarily reflects the increase in the overall cost of interest-bearing liabilities, offset in part by an increase in the yield on interest-earning assets. The increase in the cost of interest-bearing liabilities primarily reflects the repricing of interest-bearing liabilities at higher current market interest rates and the growth of interest-bearing liabilities in higher cost certificates of deposit and borrowed funds. Also contributing to the increase of the cost of funds is the shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

Interest Income. Interest income increased by $363,000 to $6.95 million for the quarter ended June 30, 2006, compared to $6.59 million for the quarter ended June 30, 2005. The increase in interest income was primarily due to an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets. The average balance of interest-earning assets increased $15.3 million to $462.3 million for the quarter ended June 30, 2006, from $447.0 million for the quarter ended June 30, 2005. The average yield on interest-earning assets increased to 6.02% for the quarter ended June 30, 2006, from 5.90% for the quarter ended June 30, 2005, primarily due to an increase in market interest rates on consumer loans and adjustable rate mortgage loans. The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of first mortgage loans and consumer loans, offset in part by a decrease in securities available-for-sale. The increase in the average balance of first mortgage loans was primarily derived from originations of first mortgage loans secured by one-to-four family and commercial real estate, purchases of first mortgage loans secured primarily by commercial real estate and multifamily residences, which originations and purchases were offset in part by payments, prepayments and sales of loans during the twelve months ended June 30, 2006. This reflects the Company's continued emphasis on real estate lending. The decrease in the average balance of securities available-for-sale was derived from payments and calls of securities, offset in part by purchases during the twelve months ended June 30, 2006. See “Financial Condition” above.

Interest income increased by $830,000 to $13.73 million for the six months ended June 30, 2006, compared to $12.90 million for the six months ended June 30, 2005. The increase in interest income is due to an increase in the average balance of interest-earning assets and an increase in the average yield on interest-earning assets. The average balance of interest-earning assets increased $21.1 million to $462.1 million for the six months ended June 30, 2006, from $441.0 million for 2005. The average yield on interest-earning assets increased to 5.95% for the six months ended June 30, 2006, from 5.86% for the six months ended June 30, 2005, primarily due to the repricing of interest-earning assets at generally higher current market interest rates. The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of first mortgage loans and consumer loans, offset in part by a decrease in securities available-for-sale. The increase in the average balance of first mortgage loans was primarily derived from originations of first mortgage loans secured by one-to-four family residences and commercial real estate, purchases of first mortgage loans secured primarily by commercial real estate and multifamily residences, which originations and purchases were offset in part by payments, prepayments and sales of loans during the twelve months ended June 30, 2006. This reflects the Company's continued emphasis on residential lending. The decrease in the average balance of securities available-for-sale was derived from payments and calls of securities, offset in part by purchases during the twelve months ended June 30, 2006. See “Financial Condition.”

Interest Expense. Interest expense increased by $581,000 to $3.66 million for the quarter ended June 30, 2006, compared to $3.08 million for the quarter ended June 30, 2005. The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds. The average balance of interest-bearing liabilities increased $16.2 million to $432.0 million for the quarter ended June 30, 2006, from $415.8 million for the quarter ended June 30, 2005. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balances of certificates of deposit and borrowed funds, offset in part by decreases in NOW, money market, and savings balances. The increase in average interest-bearing liabilities was due in part to the Company’s utilization of brokered certificates of deposit, which increased $1.8 million for the three months ended June 30, 2006. The average cost of funds increased to 3.40% for the quarter ended June 30, 2006, from 2.97% for the quarter ended June 30, 2005, due to an increase in the current market interest rates, a shift of core deposits into higher cost certificates of deposits, and an increase in certificates of deposit and borrowed funds.

Interest expense increased by $1.13 million to $7.11 million for the six months ended June 30, 2006, compared to $5.98 million for the six months ended June 30, 2005. The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds. The average balance of interest-bearing liabilities increased $20.2 million to $430.5 million for the six months ended June 30, 2006, from $410.3 million for the six months ended June 30, 2005. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balances of certificates of deposit and borrowed funds, offset in part by decreases in NOW, money market and savings balances. The increase in average interest-bearing liabilities was due in part to the Company’s utilization of brokered certificates of deposit, which increased $5.6 million for the six months ended June 30, 2006. The average cost of funds increased to 3.33% for the six months ended June 30, 2006, from 2.94% for the six months ended June 30, 2005, due to an increase in the current market rates, a shift of core deposits into higher cost certificates of deposit, and an increase in certificates of deposit and borrowed funds.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three months and six months ended June 30, 2006 and 2005, respectively.

	For the Three Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$439,701	$6,695	6.09%	$422,318	$6,324	5.99%
Securities available-for-sale	21,919	249	4.55	22,878	252	4.41
Interest-bearing cash	679	7	3.88	1,792	12	2.70
Total interest-earning assets	462,299	6,951	6.02%	446,988	6,588	5.90%
Noninterest-earning assets	28,871			28,480
Total assets	$491,170			$475,468

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$85,889	$264	1.23%	$98,072	$268	1.09%
Passbook savings	27,095	22	0.32	29,716	23	0.31
Certificates of deposit	208,665	2,083	4.00	186,782	1,638	3.52
Borrowed funds	110,373	1,294	4.70	101,215	1,153	4.57
Total interest-bearing liabilities	432,022	$3,663	3.40%	415,785	$3,082	2.97%
Noninterest-bearing liabilities	16,679			16,560
Total liabilities	448,701			432,345
Equity	42,469			43,123
Total liabilities and equity	$491,170			$475,468

Net interest income		$3,288			$3,506
Net interest rate spread			2.62%			2.93%
Net interest margin			2.85%			3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.01%			107.50%

	For the Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest		Average Yield/Cost
			(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$439,304	$13,225	6.03%	$416,389		$12,398	5.96%
Securities available-for-sale	21,542	476	4.42	23,243		481	4.14
Interest-bearing cash	1,239	25	4.11	1,362		17	2.54
Total interest-earning assets	462,085	13,726	5.95%	440,994		12,896	5.86%
Noninterest-earning assets	28,772			28,753
Total assets	$490,857			$469,747

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$87,590	$514	1.18%	$97,395		$507	1.05%
Passbook savings	27,132	43	0.32	29,367		46	0.31
Certificates of deposit	207,309	4,031	3.92	184,307		3,177	3.48
Borrowed funds	108,464	2,526	4.70	99,215		2,249	4.57
Total interest-bearing liabilities	430,495	$7,114	3.33%	410,284		$5,979	2.94%
Noninterest-bearing liabilities	17,324			16,850
Total liabilities	447,819			427,134
Equity	43,038			42,613
Total liabilities and equity	$490,857			$469,747

Net interest income		$6,612			$$	6,917
Net interest rate spread			2.62%				2.92%
Net interest margin			2.86%				3.14%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.34%				107.49%

Provision for Loan Losses. The Company's provision for loan losses was $60,000 and $70,000 for the quarters ended June 30, 2006 and 2005, respectively. The Company’s provision for loan losses was $120,000 for each of the six months ended June 30, 2006 and 2005. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, and other factors related to the collectibility of the Company's loan portfolio. The Company’s total loan portfolio increased $10.5 million, or 2.4%, from June 30, 2005 to June 30, 2006. This increase primarily consisted of increases in the one-to-four family real estate loans. The Company’s out-of-state loans decreased $13.3 million, or 8.6%, from June 30, 2005 to June 30, 2006. The properties securing the loans purchased are primarily out of state and constitute a higher rate of risk than originated loans due to the size, locations and type of collateral securing such loans. The economic conditions in the Bank’s primary market areas remain stable. The net charge-offs were $59,000 for the six months ended June 30, 2006, compared to $88,000 for the six months ended June 30, 2005. The resulting allowance for loan loss was $3.4 million and $3.3 million at June 30, 2006 and June 30, 2005, respectively.

The allowance for loan losses as a percentage of total loans receivable increased to 0.76% at June 30, 2006 from 0.75% at June 30, 2005. The level of nonperforming loans was $2.12 million at June 30, 2006 and $551,000 at June 30, 2005.

Management believes that the allowance for loan losses is adequate as of June 30, 2006. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income increased by $477,000, or 36.9%, to $1.77 million for the quarter ended June 30, 2006, from $1.29 million for the quarter ended June 30, 2005. The increase in noninterest income was due to an increase in fees associated with checking accounts, including overdraft fees. The increase in noninterest income was also due to an impairment of securities available-for-sale recognized during the quarter ended June 30, 2005. During the quarter ended June 30, 2005, the Company recorded an other-than-temporary impairment of $424,500 related to two Freddie Mac adjustable rate, perpetual preferred stocks with a face value of $2,499,000, due to the facts and circumstances surrounding these securities at the time, including the duration and amount of the unrealized loss in the securities, as well as the prospect for a change in market value within a reasonable period of time. These perpetual preferred stock issues are investment grade securities that are held in the Company’s available-for-sale securities portfolio.

Total noninterest income increased by $1.2 million, or 48.9%, to $3.70 million for the six months ended June 30, 2006, from $2.48 million for the six months ended June 30, 2005. The increase was due to increases in fees and service charges, loan prepayment fees, and abstract fees. Fees and service charges increased $253,000 due primarily to an increase in fees associated with checking accounts, including overdraft fees. During the six months ended June 30, 2006, the Company recorded $444,000 in loan prepayment fees, compared to $217,000 for the six months ended June 30, 2005. Abstract fees increased $66,000 due to an increase in real estate activity. The increase in noninterest income was also due to an impairment of securities available-for-sale recognized during the six months ended June 30, 2005. During the six months ended June 30, 2005, the Company recorded an other-than-temporary impairment of $679,500 related to three Freddie Mac adjustable rate, perpetual preferred stocks with a face value of $3,499,000, due to the facts and circumstances surrounding these securities at the time, including the duration and amount of the unrealized loss in the securities, as well as the prospect for a change in market value within a reasonable period of time. These perpetual preferred stock issues are investment grade securities that are held in the Company’s available-for-sale securities portfolio.

Noninterest Expense. Total noninterest expense increased by $191,000, or 6.3%, to $3.22 million for the quarter ended June 30, 2006, from $3.03 million for the quarter ended June 30, 2005. The increase is due primarily to increases in employee salaries and benefits expenses and data processing expenses. The Company's efficiency ratio for the quarter ended June 30, 2006 and 2005 was 63.60% and 63.05%, respectively. The Company's ratio of noninterest expense to average assets for the quarters ended June 30, 2006 and 2005 were 2.62% and 2.55%, respectively.

Total noninterest expense increased by $646,000, or 10.9%, to $6.59 million for the six months ended June 30, 2006, from $5.95 million for the six months ended June 30, 2005. The increase is primarily due to an increase in compensation, other operating expenses, and data processing expenses. The Company's efficiency ratio for the six months ended June 30, 2006 and 2005 was 63.97% and 63.27%, respectively. The Company's ratio of noninterest expense to average assets for the six months ended June 30, 2006 and 2005 were 2.69% and 2.53%, respectively.

Income Taxes. Income taxes decreased by $146,000 to $525,000 for the quarter ended June 30, 2006, compared to $671,000 for the quarter ended June 30, 2005. The decrease was primarily due to the lack of deductibility of the other-than-temporary impairment of securities available-for-sale in 2005.

Income taxes decreased by $127,000 to $1.10 million for the six months ended June 30, 2006, compared to $1.22 million for the six months ended June 30, 2005. The decrease was primarily due to the limited deductibility of the other-than-temporary impairment of securities available-for-sale in 2005, offset in part by an increase in pre-tax earnings.

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

CRITICAL ACCOUNTING POLICIES

The section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures included within this report, are based on the Company’s consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company’s critical accounting policies are described in the Company’s 2005 Annual Report on Form 10-K in the “Notes to Consolidated Financial Statements.” Management, based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, has identified the Company’s most critical accounting policies to be that related to the allowance for loan losses and asset impairment judgments, including the recoverability of goodwill.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem credits. On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative. Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors. Qualitative factors include the general economic environment in the Company’s market area and the expected trend of those economic conditions. To the extent that actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in the Company’s market risk profile since December 31, 2005. Please see the Company’s 2005 Annual Report Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

ITEM 4.

CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer and Treasurer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and the Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are immaterial to its financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed on the Company’s 2005 Annual Report Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2006, the Company approved a Stock Repurchase Plan (the “January 2006 Repurchase Plan”), which provided for the repurchase of up to 100,000 shares of the Company’s common stock. At June 30, 2006, there were no shares remaining to be purchased under the plan. On March 30, 2006, the Company approved a new Repurchase Plan (the “March 2006 Repurchase Plan”), which provides for the repurchase of up to 100,000 shares of the Company’s common stock. This plan began upon the completion of the January 2006 Repurchase Plan. At June 30, 2006, there were 97,750 shares which could be purchased under the March 2006 Repurchase Plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under The Plan

April 1, 2006 to April 30, 2006	-	-	-	114,150

May 1, 2006 to May 31, 2006	10,300	$39.11	10,300	103,850

June 1, 2006 to June 30, 2006	6,100	$39.60	6,100	97,750
Total	16,400		16,400

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2006 Annual Meeting of Stockholders on April 28, 2006. All proposals submitted to stockholders at the meeting were approved. At the meeting, the stockholders of the Company considered and voted upon the following matters:

1. The election of the following individuals as directors for a three-year term:

David M. Bradley
Robert H. Singer, Jr.

The results of the election of directors are as follows:

	FOR	WITHELD
David M. Bradley	1,258,841	71,961
Robert H. Singer, Jr.	1,313,759	17,042

There were no broker non-votes or abstentions on this proposal.

The following directors’ terms of office continued after the meeting:

Melvin R. Schroeder
Randall L. Minear
C. Thomas Chalstrom
Mark M. Thompson
Paul F. Bognanno

2. The approval of the North Central Bancshares, Inc. 2006 Stock Incentive Plan. The results of the election were as follows:

FOR	AGAINST	ABSTAIN	BROKER-NON VOTES
938,181	102,526	55,084	235,011

3. The ratification of the engagement of McGladrey & Pullen LLP, as the Company’s independent registered public accounting firm for the 2006 fiscal year. The results of the election were as follows:

FOR	AGAINST	ABSTAIN	BROKER-NON VOTES
1,263,972	66,043	787	0

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)
3.2	Bylaws of North Central Bancshares, Inc.	(1)
3.3	Bylaws of North Central Bancshares, Inc., as amended	(2)
4.1	Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)	(1)
4.2	Bylaws of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge).	(1)
4.3	Specimen Stock Certificate of North Central Bancshares, Inc.	(1)
4.4	Bylaws of First Federal Savings Bank of Iowa, as amended	(2)
10.1	Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement (incorporating Amendments 1 and 2)	(6)
10.1A	Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(8)
10.1B	Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(8)
10.2	ESOP Loan Documents, dated September 3, 1996	(5)
10.3	Employee Retention Agreements between First Federal Savings Bank of Fort Dodge and certain executive officers	(3)
10.4	Employment Agreement between First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and David M. Bradley, effective as of August 31, 1994	(1)
10.6	Form of Employment Agreement between North Central Bancshares, Inc. and David M. Bradley	(1)
10.8	North Central Bancshares, Inc. 1996 Stock Option Plan	(4)
10.9	Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan	(6)
10.10	Supplemental Retirement and Deferred Compensation Plan of First Federal Savings Bank of Iowa	(8)
10.11	Form of Employment Agreement between First Federal Savings Bank of Iowa and C. Thomas Chalstrom	(7)
10.12	Form of Employment Agreement between First Federal Savings Bank of Iowa and Kirk A. Yung	(7)
10.13	Tax Allocation Agreement between North Central Bancshares, Inc. and Subsidiaries	(2)
10.14	North Central Bancshares, Inc. 2006 Stock Incentive Plan	(9)
10.15	North Central Bancshares, Inc. 2006 Incentive Award Plan	(16)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(1)
Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 of North Central Bancshares, Inc. (the "Registrant") filed with the Securities and Exchange Commission, (the "Commission") on December 18, 1995, as amended.

(2)	Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 22, 2004.

(3)	Incorporated herein by reference to the Exhibits to the Annual Report on Form 10-K of the Registrant for fiscal year 1995, filed with the Commission on March 29, 1996.

(4)	Incorporated herein by reference to the Amended Schedule 14A of the Registrant filed with the Commission on August 19, 1996.

(5)	Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 31, 1997.

(6)	Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 31, 1998.

(7)	Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 31, 2006.

(8)	Incorporated herein by reference to the Annual Report on Form 10-K of the Registrant filed with the Commission on March 29, 2002.

(9)	Incorporated herein by reference to the Proxy Statement on Schedule 14A of the Registrant filed with the Commission on March 20, 2006.

(10)	Incorporated herein by reference to the Exhibits to the Form 10-Q of the Registrant filed with the Commission on August 11, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH CENTRAL BANCSHARES, INC.

DATE: August 11, 2006	BY:	/s/ David M. Bradley
David M. Bradley, Chairman, President and Chief Executive Officer

DATE: August 11, 2006	BY:	/s/ David W. Edge
David W. Edge, Chief Financial Officer and Treasurer