Form 10-Q
period 2006-09-30
NORTH CENTRAL BANCSHARES INC
filed 2006-11-13
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended or	September 30, 2006

Commission File Number:	0-27672

NORTH CENTRAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-1449849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Central Avenue, Fort Dodge, Iowa	50501
(Address of principal executive offices)	(Zip Code)
515-576-7531
(Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, $.01 par value	1,416,353

NORTH CENTRAL BANCSHARES, INC.

INDEX

Part I. Financial Information

Item 1. Consolidated Condensed
Financial Statements (Unaudited)

Consolidated Condensed Statements of
Financial Condition at September 30, 2006
and December 31, 2005

Consolidated Condensed Statements of
Income for the Three and Nine Months Ended
September 30, 2006 and 2005

Consolidated Condensed Statements of
Cash Flows for the Nine Months Ended
September 30, 2006 and 2005

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

Signatures

Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
ASSETS	2006	2005
Cash and due from banks:
Interest-bearing	$568,759	$552,456
Noninterest-bearing	7,222,420	8,087,216
Securities available-for-sale	15,433,136	15,457,942
Federal Home Loan Bank stock, at cost	5,755,700	5,250,100
Loans receivable, net	458,038,893	430,278,191
Loans held for sale	726,399	737,838
Accrued interest receivable	2,217,528	2,146,102
Foreclosed real estate	1,534,599	1,142,901
Premises and equipment, net	12,745,079	10,962,248
Rental real estate	2,614,300	2,684,484
Title plant	671,704	925,256
Goodwill	4,946,960	4,970,800
Deferred taxes	997,311	953,676
Prepaid expenses and other assets	1,034,051	1,041,915
Total assets	$514,506,839	$485,191,125

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$358,248,549	$334,337,583
Borrowed funds	109,514,584	102,443,743
Advances from borrowers for taxes and insurance	1,072,724	1,897,511
Dividends payable	468,057	438,684
Accrued expenses and other liabilities	2,195,761	1,795,104
Total liabilities	471,499,675	440,912,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000 shares; none issued and outstanding)	-	-
Common stock ($.01 par value, authorized 15,500,000 shares; issued and outstanding at September 30, 2006, 1,416,353; at December 31, 2005, 1,507,703 shares)	14,163	15,077
Additional paid-in capital	17,671,208	18,447,059
Retained earnings, substantially restricted	25,088,336	25,847,345
Accumulated other comprehensive gain (loss)	233,457	(15,284)
Unearned shares, employee stock ownership plan	-	(15,697)
Total stockholders' equity	43,007,164	44,278,500
Total liabilities and stockholders' equity	$514,506,839	$485,191,125

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans receivable	$6,942,650	$6,407,153	$20,167,724	$18,805,658
Securities and cash deposits	251,008	216,891	751,942	714,652
	7,193,658	6,624,044	20,919,666	19,520,310
Interest expense:
Deposits	2,678,721	2,036,841	7,266,614	5,766,677
Borrowed funds	1,297,092	1,224,001	3,823,614	3,472,603
	3,975,813	3,260,842	11,090,228	9,239,280
Net interest income	3,217,845	3,363,202	9,829,438	10,281,030
Provision for loan losses	60,000	60,000	180,000	180,000
Net interest income after provision for loan losses	3,157,845	3,303,202	9,649,438	10,101,030
Noninterest income:
Fees and service charges	996,376	1,629,250	3,297,477	3,450,228
Abstract fees	282,816	374,666	966,349	992,142
Provision for impairment on available-for-sale securities	-	-	-	(679,500)
Mortgage banking income	67,818	93,702	165,129	210,113
Other income	277,440	320,400	893,184	928,199
Total noninterest income	1,624,450	2,418,018	5,322,139	4,901,182

Noninterest expense:
Compensation and employee benefits	1,725,358	1,711,284	5,364,825	4,896,488
Premises and equipment	378,185	365,679	1,126,650	1,070,027
Data processing	177,527	163,194	503,219	450,867
Other expenses	948,737	895,316	2,829,768	2,666,391
Total noninterest expense	3,229,807	3,135,473	9,824,462	9,083,773

Income before income taxes	1,552,488	2,585,747	5,147,115	5,918,439

Provision for income taxes	446,400	839,100	1,543,400	2,063,550

Net income	$1,106,088	$1,746,647	$3,603,715	$3,854,889

Basic earnings per common share	$0.78	$1.14	$2.50	$2.52

Diluted earnings per common share	$0.77	$1.11	$2.47	$2.45

Dividends declared per common share	$0.33	$0.29	$0.99	$0.87

Comprehensive income	$1,415,765	$1,568,068	$3,852,456	$4,331,066

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,603,715	$3,854,889
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	180,000	180,000
Depreciation	567,114	608,168
Amortization and accretion	365,131	299,099
Stock compensation	100,444	-
Deferred taxes	(191,658)	(86,674)
Effect of contribution to employee stock ownership plan	59,958	194,760
(Gain) on sale of foreclosed real estate and loans, net	(191,688)	(257,083)
Provision for impairment of available-for-sale securities & REO	82,035	679,500
Loss on disposal of equipment and other assets, net	50,836	26,796
Proceeds from sales of loans held for sale	13,024,808	14,788,927
Originations of loans held for sale	(12,848,240)	(14,446,775)
Change in assets and liabilities:
Accrued interest receivable	(71,426)	(114,869)
Prepaid expenses and other assets	7,864	(112,349)
Accrued expenses and other liabilities	400,657	295,271
Net cash provided by operating activities	5,139,550	5,909,660

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans	6,192,644	(1,122,061)
Purchase of loans	(35,382,799)	(21,861,220)
Proceeds from sales of securities available-for-sale	860,900	782,000
Purchase of securities available-for-sale	(2,861,166)	(1,810,400)
Proceeds from maturities of securities available-for-sale	1,895,217	2,427,458
Purchase of premises and equipment and rental real estate	(2,303,203)	(1,515,444)
Proceeds from sale of premises and equipment	7,954	9,082
Other	700,212	645,042
Net cash (used in) investing activities	(30,890,241)	(22,445,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	23,910,966	14,994,491
Net increase (decrease) in advances from borrowers for taxes and insurance	(824,787)	(947,427)
Net change in short-term borrowings	2,100,000	(6,000,000)
Proceeds from other borrowed funds	24,500,000	21,000,000
Payments on other borrowings	(19,529,159)	(10,524,194)
Purchase of common stock for retirement	(4,494,705)	(1,295,651)
Dividends paid	(1,382,542)	(1,265,847)
Issuance of common stock	622,425	482,051
Net cash provided by financing activities	24,902,198	16,443,423
Net (decrease) in cash	(848,493)	(92,460)

CASH AND DUE FROM BANKS
Beginning	8,639,672	7,918,179
Ending	$7,791,179	$7,825,719

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$6,867,872	$5,685,852
Interest paid on borrowings	3,823,656	3,472,653
Income taxes	1,541,827	1,839,582

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine month periods ended September 30, 2006 and 2005 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2005 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa’s Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended September 30, 2006, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,420,875 and 1,437,785, respectively. For the nine-month period ended September 30, 2006, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,441,677 and 1,461,606, respectively. For the three-month period ended September 30, 2005, the weighted average number of shares outstanding for basic and diluted earnings per share computation were 1,527,761 and 1,567,743, respectively. For the nine-month period ended September 30, 2005, the weighted average number of shares outstanding for the basic and diluted earnings per share computation were 1,528,627 and 1,574,084, respectively.

3. DIVIDENDS

On August 25, 2006, the Company declared a cash dividend on its common stock, payable on October 6, 2006 to stockholders of record as of September 15, 2006, equal to $0.33 per share.

4. GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2005 and has determined that there has been no impairment of goodwill.

As of September 30, 2006 and December 31, 2005, the Company had goodwill of $4,946,960 and $4,970,800, respectively. There was no goodwill impairment loss or amortization related to goodwill during the three and nine months ended September 30, 2006 or September 30, 2005. Goodwill declined $23,840 during the nine months ended September 30, 2006, due to the disposition of certain subsidiary assets.

5. STOCK OPTION PLAN

The Company has a share-based compensation plan, which is described below. The share-based compensation charged against income for the three and nine months ended September 30, 2006 were $12,703 and $100,444, respectively. The total income tax benefit recognized in the income statement for the share-based compensation for the three and nine months ended September 30, 2006 were $4,738 and $37,466, respectively.

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

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. This Statement revised SFAS Statement No. 123, Accounting for Stock-Based Compensation, amends SFAS Statement No. 95, Statement of Cash Flows, and supersedes Accounting Principles Board (APB) Opinion No. 125, Accounting for Stock Issued to Employees. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transition method. The modified prospective transition method requires that compensation expense be recorded for all non-vested options beginning with the first quarter after adoption. SFAS No. 123(R) requires that all share-based compensation now be measured at fair value and recognized as an expense in the income statement. The Company estimates the fair value of each option award on the date of grant using the Black-Scholes method. The Company uses historical data to estimate the expected term of the options granted, volatilities, and other factors. Expected volatilities are based on the historical volatility of the Company’s stock over a period of time equal to the expected lives of the options granted. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend rate is equal to the dividend rate in effect on the date of grant. The Company used the following weighted-average assumptions for grants in 2006 and 2005, respectively: dividend rates of 3.3% and 2.9%, price volatility of 21.7% and 15.3%, risk-free interest rates of 4.4% and 4.1%, and expected lives of 8 years for all periods.

A summary of option activity under the Plan as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	102,600	$25.90
Granted	23,000	38.46
Exercised	(23,900)	18.50
Forfeited or expired	-	-
Outstanding at September 30, 2006	101,700	$30.48	6.6	$1,030,542
Vested/exercisable at September 30, 2006	68,000	$26.89	5.4	$935,125

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005, was $8.08 and $6.59, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $483,271 and $537,931, respectively.

A summary of the Company’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	26,500	$5.83
Granted	23,000	8.08
Vested	(15,800)	6.70
Forfeited	-	-
Nonvested at September 30, 2006	33,700	6.96

As of September 30, 2006, there was $204,180 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4.0 years. The total fair value of shares vested during the nine months ended September 30, 2006, was $105,924.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as reported	$1,746,647	$3,854,889
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,742)	(36,614)
Pro forma net income	$1,743,905	$3,818,275

Earnings per common share - basic:
As reported	$1.14	$2.52
Pro forma	1.14	2.50

Earnings per common share - assuming dilution:
As reported	$1.11	$2.45
Pro forma	1.11	2.43

6. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows an entity to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis. This Statement is effective for the Company beginning on January 1, 2007. The Company does not expect this Statement to have a material effect on its financial condition or results of operations.

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

Management believes the following points were the most important to that analysis this quarter:

•
The Company has effectively managed its capital since the Company’s inception in 1996. Annual dividends per share have increased from $0.25 per share in 1997 to $1.16 per share in 2005. In 2006, the Company increased its quarterly dividend 13.8%, to $0.33 per share. An active stock repurchase program has also been consistently used by the Company to manage capital and increase earnings per share. The Company repurchased 13,000 and 115,250 shares during the three and nine months ended September 30, 2006. As of September 30, 2006, the Company has repurchased 2,900,804 shares at a cost of $58.6 million, since its inception.

•
The Bank has opened new offices in market areas where population growth trends are positive. New offices were opened in Ankeny, Iowa in February 2003 and in Clive, Iowa in March 2004. In August 2006, the Bank opened its Jordan Creek Town Center office in West Des Moines, Iowa. With the opening of the West Des Moines office, the Bank has eleven full service locations, including three in the Des Moines metro area, which is Iowa’s largest metropolitan area. The Company will continue to analyze de novo branch opportunities in the Des Moines metropolitan area. Noninterest expenses have increased during the three and nine months ended September 30, 2006 and the years ended December 31, 2005, 2004 and 2003 in part due to the Company’s strategy of opening de novo branch offices. We believe that this strategy will result in loan and deposit growth for the Company, but will negatively impact net earnings until each de novo branch achieves profitability.

•
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that all share-based compensation now be measured at fair value and recognized as expense in the income statement. Upon adoption of SFAS No. 123(R), the Company used the modified prospective transition method. The modified prospective transition method requires that compensation expense be recorded for all non-vested options beginning with the first quarter after adoption. Share-based compensation for the three and nine months ended September 30, 2006 was $12,703 and $100,444, respectively.

•
The Company’s exposure to interest rate risk has increased from the prior year. This is primarily due to the growth of interest-bearing liabilities in higher cost certificates of deposit and borrowed funds. Also contributing to the increase of the cost of funds is the shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

•
Noninterest income for the quarter ended September 30, 2006, decreased primarily due to a decrease in loan prepayment fees. During the quarter ended September 30, 2006, the Company recorded $45,000 in loan prepayment fees, compared to $705,000 for the quarter ended September 30, 2005.

•
Management believes that the allowance for loan losses is adequate. The allowance for loan losses to nonaccrual loans was 545% at September 30, 2006. Net annualized chargeoffs as of September 30, 2006 were 0.02% of total loans and have averaged 0.05% of total loans for the past five years. During the nine months ended September 30, 2006, the Company’s net loan portfolio increased $27.7 million, or 6.5%. A significant portion of this increase consisted of increases in commercial real estate, multi-family real estate and consumer loans. The Company’s provision for loan losses for the three and nine months ended September 30, 2006 was $60,000 and $180,000, respectively.

•
Purchases of out of state real estate loans remain an integral part of the Company’s business plan. The Company has continued to purchase out of state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.

FINANCIAL CONDITION

Total assets increased $29.3 million, or 6.0%, to $514.5 million at September 30, 2006, from $485.2 million at December 31, 2005. The increase in assets was primarily due to the increase in net loans receivable and premises and equipment, net.

Net loans receivable increased by $27.7 million, or 6.5%, to $458.0 million at September 30, 2006, from $430.3 million at December 31, 2005, primarily due to the origination of $56.1 million of first mortgage loans primarily secured by one-to-four family residences and commercial real estate; the purchase of $35.4 million of first mortgage loans secured by commercial real estate, multifamily, and one-to-four family residences; and the origination of $22.5 million of second mortgage loans during the nine months ended September 30, 2006. These purchases and originations were offset in part by payments and prepayments of $85.1 million and loan sales of $12.9 million during the nine months ended September 30, 2006. The Company sells substantially all fixed-rate loans with maturities in excess of 15 years in the secondary mortgage market in order to reduce interest rate risk. Premises and equipment, net, increased by $1.8 million, to $12.8 million at September 30, 2006, from $11.0 million at December 31, 2005. The increase in premises and equipment was primarily due to the construction costs associated with the construction of a new branch office located at the Jordan Creek Town Center in West Des Moines, Iowa and the expansion of the Crossroads branch in Fort Dodge, Iowa.

Deposits increased $23.9 million, or 7.2%, to $358.2 million at September 30, 2006, from $334.3 million at December 31, 2005, primarily reflecting an increase in certificates of deposit, offset in part by decreases in checking, NOW, savings and money market account balances. The increase in certificates of deposit is primarily due to the utilization of brokered certificates of deposit, which increased $25.8 million for the nine months ended September 30, 2006. Borrowings, primarily Federal Home Loan Bank (the “FHLB”) advances, increased $7.1 million, or 6.9%, to $109.5 million at September 30, 2006, from $102.4 million at December 31, 2005. The Company utilized the increase in deposits and borrowed funds to fund loan growth.

Total stockholders' equity decreased $1.3 million, or 2.9%, to $43.0 million at September 30, 2006, from $44.3 million at December 31, 2005, primarily due to stock repurchases and declared dividends, offset in part by earnings, the exercise of stock options, and an increase in the unrealized gain on securities available-for-sale. During the nine months ended September 30, 2006, the Company repurchased $4.5 million, or 115,250 shares, of common stock at prevailing market prices averaging $39.00 per share.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2006, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 2006 were as follows:

	Amount	Percentage of Assets
	(Dollars in thousands)
Tangible capital:
Capital level	$35,950	7.04%
Less Requirement	7,656	1.50%
Excess	$28,294	5.54%

Core capital:
Capital level	$35,950	7.04%
Less Requirement	20,415	4.00%
Excess	$15,535	3.04%

Risk-based capital:
Capital level	$39,764	11.24%
Less Requirement	28,291	8.00%
Excess	$11,473	3.24%

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first nine months of 2006 and 2005, principal payments, prepayments, and proceeds from the sale of loans totaled $98.0 million and $90.3, respectively. The net increase in deposits during the first nine months of 2006 and 2005 totaled $23.9 million and $15.0 million, respectively. The proceeds from borrowed funds during the nine months ended September 30, 2006 and 2005 totaled $24.5 million and $21.0 million, respectively. The net increase (decrease) in short term borrowings during the nine months ended September 30, 2006 and 2005 totaled $2.1 million and ($6.0) million, respectively. During the first nine months of 2006 and 2005, the proceeds from the maturities, calls and sales of securities totaled $2.8 million and $3.2 million, respectively. Cash provided from operating activities during the first nine months of 2006 and 2005 totaled $5.1 million and $5.9 million, respectively. The Company's primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities. During the first nine months of 2006 and 2005, the Company's gross purchases and origination of loans totaled $122.8 million and $111.3 million, respectively. The purchase of securities available-for-sale for the nine months ended September 30, 2006 and 2005 totaled $2.9 million and $1.8 million, respectively. The repayment of borrowed funds during the first nine months of 2006 and 2005 totaled $19.5 million and $10.5 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included as Item 1 of this report.

OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of September 30, 2006, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

On July 6, 2006, the Company paid a quarterly cash dividend of $0.33 per share on common stock outstanding as of the close of business on June 16, 2006, aggregating $471,000. On August 25, 2006, the Company declared a quarterly cash dividend of $0.33 per share payable on October 6, 2006 to shareholders of record as of the close of business on September 15, 2006, aggregating $468,000.

RESULTS OF OPERATIONS

Net Income. Net income decreased by $641,000 to $1.11 million for the quarter ended September 30, 2006, compared to $1.75 million for the quarter ended September 30, 2005. Net income is an aggregate of net interest income, noninterest income, noninterest expense and income tax expense. The decrease in net income was due to decreases in noninterest income, primarily loan prepayment fees, and net interest income, and an increase in noninterest expense, offset in part by a decrease in income tax expense.

Net income decreased by $251,000 to $3.60 million for the nine months ended September 30, 2006, compared to $3.85 million for the nine months ended September 30, 2005. The decrease in net income was primarily due to an increase in noninterest expense and a decrease in net interest income, offset in part by an increase in noninterest income and a decrease in income tax expense.

Net Interest Income. Net interest income before provision for loan losses decreased by $145,000 to $3.22 million for the quarter ended September 30, 2006, from $3.36 million for the quarter ended September 30, 2005. The decrease is due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds, offset in part by an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.52% for the quarter ended September 30, 2006, from 2.75% for the quarter ended September 30, 2005. The decrease in interest rate spread reflects the increase in the overall cost of interest-bearing liabilities, offset in part by an increase in the yield on interest-earning assets. The increase in the cost of interest-bearing liabilities primarily reflects the repricing of interest-bearing liabilities at higher current market interest rates and the growth of interest-bearing liabilities in higher cost certificates of deposit and borrowed funds. Also contributing to the increase of the cost of funds is the continuing shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

Net interest income before provision for loan losses decreased by $452,000 to $9.83 million for the nine months ended September 30, 2006, from $10.28 million for the nine months ended September 30, 2005. The decrease is due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds, offset in part by an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.58% for the nine months ended September 30, 2006, from 2.86% for the nine months ended September 30, 2005. The decrease in interest rate spread reflects the increase in the overall cost of interest-bearing liabilities, offset in part by an increase in the yield on interest-earning assets. The increase in the cost of interest-bearing liabilities primarily reflects the repricing of interest-bearing liabilities at higher current market interest rates and the growth of interest-bearing liabilities in higher cost certificates of deposit and borrowed funds. Also contributing to the increase of the cost of funds is the shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

Interest Income. Interest income increased by $570,000 to $7.19 million for the quarter ended September 30, 2006, compared to $6.62 million for the quarter ended September 30, 2005. The increase in interest income was due to an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets. The average balance of interest-earning assets increased $15.5 million to $470.6 million for the quarter ended September 30, 2006, from $455.1 million for the quarter ended September 30, 2005. The average yield on interest-earning assets increased to 6.11% for the quarter ended September 30, 2006, from 5.82% for the quarter ended September 30, 2005, primarily due to an increase in market interest rates on consumer loans and adjustable rate mortgage loans. The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of first mortgage loans and consumer loans, offset in part by a decrease in securities available-for-sale. The increase in the average balance of first mortgage loans was derived from the origination and purchase of first mortgage loans secured by one-to-four family real estate, commercial real estate, and multifamily residences, which originations and purchases were offset in part by payments, prepayments, and sales of loans during the twelve months ended September 30, 2006. This reflects the Company's continued emphasis on real estate lending. The decrease in the average balance of securities available-for-sale was derived from payments and calls of securities, offset in part by purchases during the twelve months ended September 30, 2006. See “Financial Condition” above.

Interest income increased by $1.40 million to $20.92 million for the nine months ended September 30, 2006, compared to $19.52 million for the nine months ended September 30, 2005. The increase in interest income is due to an increase in the average balance of interest-earning assets and an increase in the average yield on interest-earning assets. The average balance of interest-earning assets increased $19.2 million to $464.9 million for the nine months ended September 30, 2006, from $445.7 million for 2005. The average yield on interest-earning assets increased to 6.00% for the nine months ended September 30, 2006, from 5.84% for the nine months ended September 30, 2005, primarily due to the repricing of interest-earning assets at generally higher current market interest rates. The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of first mortgage loans and consumer loans, offset in part by a decrease in securities available-for-sale. The increase in the average balance of first mortgage loans was derived from the origination and purchase of first mortgage loans secured by one-to-four family residences, commercial real estate, and multifamily residences, which originations and purchases were offset in part by payments, prepayments, and sales of loans during the twelve months ended September 30, 2006. This reflects the Company's continued emphasis on residential lending. The decrease in the average balance of securities available-for-sale was derived from payments and calls of securities, offset in part by purchases during the twelve months ended September 30, 2006. See “Financial Condition” above.

Interest Expense. Interest expense increased by $715,000 to $3.98 million for the quarter ended September 30, 2006, compared to $3.26 million for the quarter ended September 30, 2005. The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds. The average balance of interest-bearing liabilities increased $17.5 million to $439.8 million for the quarter ended September 30, 2006, from $422.3 million for the quarter ended September 30, 2005. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balances of certificates of deposit and borrowed funds, offset in part by decreases in NOW, money market, and savings account balances. The increase in average interest-bearing liabilities was due in part to the Company’s utilization of brokered certificates of deposit, which increased $20.2 million for the three months ended September 30, 2006. The average cost of funds increased to 3.59% for the quarter ended September 30, 2006, from 3.06% for the quarter ended September 30, 2005, due to an increase in the current market interest rates, a shift of core deposits into higher cost certificates of deposits, and an increase in certificates of deposit and borrowed funds.

Interest expense increased by $1.85 million to $11.09 million for the nine months ended September 30, 2006, compared to $9.24 million for the nine months ended September 30, 2005. The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds. The average balance of interest-bearing liabilities increased $19.3 million to $433.6 million for the nine months ended September 30, 2006, from $414.3 million for the nine months ended September 30, 2005. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balances of certificates of deposit and borrowed funds, offset in part by decreases in NOW, money market and savings balances. The increase in average interest-bearing liabilities was due in part to the Company’s utilization of brokered certificates of deposit, which increased $25.8 million for the nine months ended September 30, 2006. The average cost of funds increased to 3.42% for the nine months ended September 30, 2006, from 2.98% for the nine months ended September 30, 2005, due to an increase in the current market rates, a shift of core deposits into higher cost certificates of deposit, and an increase in certificates of deposit and borrowed funds.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three months and nine months ended September 30, 2006 and 2005, respectively.

	For the Three Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$448,778	$6,943	6.19%	$431,631	$6,407	5.94%
Securities available-for-sale	21,117	243	4.59	22,315	210	3.76
Interest-bearing cash	722	8	4.65	1,114	7	2.58
Total interest-earning assets	470,617	7,194	6.11%	455,060	$6,624	5.82%
Noninterest-earning assets	30,398			28,879
Total assets	$501,015			$483,939

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$83,511	$272	1.29%	$95,791	$285	1.18%
Passbook savings	25,939	22	0.33	28,666	23	0.32
Certificates of deposit	222,298	2,385	4.26	192,909	1,729	3.56
Borrowed funds	108,015	1,297	4.76	104,899	1,224	4.63
Total interest-bearing liabilities	439,763	$3,976	3.59%	422,265	$3,261	3.06%
Noninterest-bearing liabilities	18,605			17,608
Total liabilities	458,368			439,873
Equity	42,647			44,066
Total liabilities and equity	$501,015			$483,939

Net interest income		$3,218			$3,363
Net interest rate spread			2.52%			2.75%
Net interest margin			2.74%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.02%			107.77%

	For the Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$442,462	$20,167	6.08%	$421,470	$18,806	5.95%
Securities available-for-sale	21,400	718	4.47	22,934	690	4.01
Interest-bearing cash	1,067	34	4.23	1,279	24	2.55
Total interest-earning assets	464,929	20,919	6.00%	445,683	$19,520	5.84%
Noninterest-earning assets	29,314			28,795
Total assets	$494,243			$474,478

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$86,231	$785	1.22%	$96,860	$792	1.09%
Passbook savings	26,734	64	0.32	29,133	68	0.31
Certificates of deposit	212,305	6,417	4.04	187,174	4,907	3.50
Borrowed funds	108,314	3,824	4.72	101,110	3,472	4.59
Total interest-bearing liabilities	433,584	$11,090	3.42%	414,277	$9,239	2.98%
Noninterest-bearing liabilities	17,751			17,103
Total liabilities	451,335			431,380
Equity	42,908			43,098
Total liabilities and equity	$494,243			$474,478

Net interest income		$9,829			$10,281
Net interest rate spread			2.58%			2.86%
Net interest margin			2.82%			3.08%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.23%			107.58%

Provision for Loan Losses. The Company's provision for loan losses was $60,000 for each of the quarters ended September 30, 2006 and 2005. The Company’s provision for loan losses was $180,000 for each of the nine months ended September 30, 2006 and 2005. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, and other factors related to the collectibility of the Company's loan portfolio. The Company’s total loan portfolio increased $22.9 million, or 5.2%, from September 30, 2005 to September 30, 2006. This increase primarily consisted of increases in commercial and one-to-four family real estate loans. The Company’s out-of-state loans decreased $5.0 million, or 3.4%, from September 30, 2005 to September 30, 2006. The properties securing the loans purchased are primarily out of state and constitute a higher rate of risk than originated loans due to the size, locations and type of collateral securing such loans. The economic conditions in the Bank’s primary market areas remain stable. The net charge-offs were $63,000 for the nine months ended September 30, 2006, compared to $98,000 for the nine months ended September 30, 2005. The resulting allowance for loan loss was $3.4 million and $3.3 million at September 30, 2006 and September 30, 2005, respectively.

The allowance for loan losses as a percentage of total loans receivable decreased to 0.74% at September 30, 2006 from 0.75% at September 30, 2005. The level of nonperforming loans was $632,000 at September 30, 2006 and $870,000 at September 30, 2005.

Management believes that the allowance for loan losses is adequate as of September 30, 2006. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income decreased by $794,000, or 32.8%, to $1.62 million for the quarter ended September 30, 2006, from $2.42 million for the quarter ended September 30, 2005. The decrease in noninterest income was primarily due to a decrease in fees and service charges, including loan prepayment fees. During the quarter ended September 30, 2006, the Company recorded $45,000 in loan prepayment fees, compared to $705,000 for the quarter ended September 30, 2005. The decrease in noninterest income was also due to decreases in abstract fees and other noninterest income. Abstract fees decreased $92,000, primarily due to the sale of one of the Company’s three abstract offices at the end of the second quarter of 2006.

Total noninterest income increased by $421,000, or 8.6%, to $5.32 million for the nine months ended September 30, 2006, from $4.90 million for the nine months ended September 30, 2005. The increase in noninterest income was primarily due to an impairment of securities available-for-sale recognized during the nine months ended September 30, 2005. During the nine months ended September 30, 2005, the Company recorded an other-than-temporary impairment of $679,500 related to three Freddie Mac adjustable rate, perpetual preferred stocks with a face value of $3,499,000, due to the facts and circumstances surrounding these securities at the time, including the duration and amount of the unrealized loss in the securities, as well as the prospect for a change in market value within a reasonable period of time. These perpetual preferred stock issues are investment grade securities that are held in the Company’s available-for-sale securities portfolio. The increase was offset in part by decreases in fees and service charges, including loan prepayment fees, mortgage banking income, and abstract fees. Fees and service charges decreased $153,000 primarily due to a decrease in loan prepayment fees, offset in part by an increase in fees associated with checking accounts, including overdraft fees. During the nine months ended September 30, 2006, the Company recorded $489,000 in loan prepayment fees, compared to $922,000 for the nine months ended September 30, 2005. Mortgage banking income decreased $45,000 due to a decline in loans originated for the secondary market. Abstract fees decreased $26,000 due in part to the sale of one of the Company’s three abstract offices at the end of the second quarter of 2006.

Noninterest Expense. Total noninterest expense increased by $94,000, or 3.0%, to $3.23 million for the quarter ended September 30, 2006, from $3.14 million for the quarter ended September 30, 2005. The increase is primarily due to an increase in other operating expenses. The Company's efficiency ratio for the quarter ended September 30, 2006 and 2005, was 66.70% and 54.24%, respectively. The Company's ratio of noninterest expense to average assets for the quarters ended September 30, 2006 and 2005 was 2.58% and 2.59%, respectively.

Total noninterest expense increased by $741,000, or 8.2%, to $9.82 million for the nine months ended September 30, 2006, from $9.08 million for the nine months ended September 30, 2005. The increase is primarily due to an increase in compensation, other operating expenses, premises and equipment expenses, and data processing expenses. The Company's efficiency ratio for the nine months ended September 30, 2006 and 2005, was 64.84% and 59.83%, respectively. The Company's ratio of noninterest expense to average assets for the nine months ended September 30, 2006 and 2005 was 2.65% and 2.55%, respectively.

Income Taxes. Income taxes decreased by $393,000 to $446,000 for the quarter ended September 30, 2006, compared to $839,000 for the quarter ended September 30, 2005. The decrease was primarily due to the decrease in income before income taxes.

Income taxes decreased by $520,000 to $1.54 million for the nine months ended September 30, 2006, compared to $2.06 million for the nine months ended September 30, 2005. The decrease was primarily due to the limited deductibility of the other-than-temporary impairment of securities available-for-sale in 2005. The decrease was also due to the decrease in income before income taxes.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in the Company’s market risk profile since December 31, 2005. Please see the Company’s 2005 Annual Report on Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

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

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company believes that these routine legal proceedings, in the aggregate, are immaterial to its financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed on the Company’s 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, the Company approved a new Stock Repurchase Plan which provides for the repurchase of up to 100,000 shares of the Company’s common stock. At September 30, 2006, there were 84,750 shares which could be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under The Plan

July 1, 2006 to July 31, 2006	-	-	-	97,750

August 1, 2006 to August 31, 2006	9,000	$39.95	9,000	88,750

September 1, 2006 to September 30, 2006	4,000	$40.00	4,000	84,750
Total	13,000		13,000

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)
3.2	Bylaws of North Central Bancshares, Inc.	(1)
3.3	Bylaws of North Central Bancshares, Inc., as amended	(2)
4.1	Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)	(1)
4.2	Bylaws of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)	(1)
4.3	Specimen Stock Certificate of North Central Bancshares, Inc.	(1)
4.4	Bylaws of First Federal Savings Bank of Iowa, as amended	(2)
10.1	Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement (incorporating Amendments 1 and 2)	(6)
10.1A	Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(8)
10.1B	Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(8)
10.2	ESOP Loan Documents, dated September 3, 1996	(5)
10.3	Employee Retention Agreements between First Federal Savings Bank of Fort Dodge and certain executive officers	(3)
10.4	Employment Agreement between First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and David M. Bradley, effective as of August 31, 1994	(1)
10.6	Form of Employment Agreement between North Central Bancshares, Inc. and David M. Bradley	(1)
10.8	North Central Bancshares, Inc. 1996 Stock Option Plan	(4)
10.9	Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan	(6)
10.10	Supplemental Retirement and Deferred Compensation Plan of First Federal Savings Bank of Iowa	(8)
10.11	Form of Employment Agreement between First Federal Savings Bank of Iowa and C. Thomas Chalstrom	(7)
10.12	Form of Employment Agreement between First Federal Savings Bank of Iowa and Kirk A. Yung	(7)
10.13	Tax Allocation Agreement between North Central Bancshares, Inc. and Subsidiaries	(2)
10.14	North Central Bancshares, Inc. 2006 Stock Incentive Plan	(9)
10.15	North Central Bancshares, Inc. 2006 Incentive Award Plan	(10)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

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

NORTH CENTRAL BANCSHARES, INC.
DATE:	November 10, 2006

		By:	/s/ David M. Bradley

David M. Bradley, Chairman, President and Chief Executive Officer

DATE:	November 10, 2006

		By:	/s/ David W. Edge

David W. Edge, Chief Financial Officer and Treasurer