Form 10-K
period 2006-12-31
NORTH CENTRAL BANCSHARES INC
filed 2007-03-30
CIK 1005188

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

0-27672
(Commission File Number)

NORTH CENTRAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	42-1449849 (I.R.S. Employer Identification Number)

825 Central Avenue, Fort Dodge, Iowa (Address of principal executive offices)	50501 (Zip Code)

(515) 576-7531
(Registrant's telephone number; including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES	NO	Ö

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES	NO	Ö

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.

YES	Ö	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [Ö ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer

Large accelerated filer	Accelerated filer	Ö	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES	NO	Ö

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of June 30, 2006 was $52,073,657.

As of March 5, 2007, there were issued and outstanding 1,364,653 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Proxy Statement for the registrant's 2007 Annual Meeting of Shareholders are incorporated by reference to Items 10, 11, 12, 13 and Item 14 of Part III hereof.
2.  Portions of the 2006 Annual Report to Shareholders are incorporated by reference to Items 5, 6, 7, 7A and 8 of Part II hereof.

Table of Contents

PART I

Item 1	Business

Item 1A	Risk Factors

Item 1B	Unresolved Staff Comments

Item 2	Properties

Item 3	Legal Proceedings

Item 4	Submission of Matters to a Vote of Security Holders

PART II

Item 5	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6	Selected Financial Data

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Item 8	Financial Statements and Supplementary Data

Item 9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A	Controls and Procedures

Item 9B	Other Information

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Item 11	Executive Compensation

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions, and Director Independence

Item 14	Principal Accountant Fees and Services

PART IV

Item 15	Exhibits, Financial Statement Schedules

PART I

North Central Bancshares, Inc. (the “Company”) and First Federal Savings Bank of Iowa (the “Bank”) may from time to time make written or oral “forward-looking statements.” These forward-looking statements may be contained in this annual filing with the Securities and Exchange Commission (the “SEC”), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company and the Bank, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions, that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company’s control, and other factors discussed in this Form 10-K, as well as other factors identified in the Company’s filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	the strength of the United States economy in general and the strength of the local economies in which the Company and the Bank conduct operations;
•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
•	inflation, interest rate, market and monetary fluctuations;
•
the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for the Company’s and the Bank’s products and services;
•	the Company’s and the Bank’s success in gaining regulatory approval of their products and services, when required;
•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);
•	the impact of technological changes;
•	acquisitions;
•	changes in consumer spending and saving habits; and
•	the Company’s and the Bank’s success at managing the risks involved in their business.

This list of important factors is not exclusive. The Company or the Bank does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

ITEM 1. BUSINESS

General

North Central Bancshares, Inc., an Iowa corporation, is the holding company for First Federal Savings Bank of Iowa, a federally chartered savings bank. The Company owns 100% of the outstanding stock of the Bank. The Company’s stock is quoted on the Nasdaq Global Market under the symbol “FFFD”.

At this time, the Company conducts business as a unitary savings and loan holding company and the principal business of the Company consists of the operation of the Bank. The Company’s executive offices are located at the home office of the Company at 825 Central Avenue, Fort Dodge, Iowa. The Company’s telephone number is (515) 576-7531.

First Federal Savings Bank of Iowa

The Bank is a federally-chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and ten branch offices located in Iowa. Eight of the Bank’s branches are located in north central and central Iowa, in the cities of Fort Dodge, Nevada, Ames, Perry, Ankeny, Clive and West Des Moines. Three of the Bank’s offices are located in southeast Iowa, in the cities of Burlington and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was chartered originally in 1954, and on May 7, 1987 became a federally chartered savings bank. The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank’s market areas, and investing such deposits in one- to four-family residential real estate mortgages, multifamily and commercial mortgages and consumer loans, with emphasis on second mortgage loans. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1954. At December 31, 2006, the Bank had total assets of $516.2 million, total deposits of $361.4 million, and total shareholders’ equity of $41.9 million.

The Bank’s principal executive office is located at 825 Central Avenue, Fort Dodge, Iowa and its telephone number at that address is (515) 576-7531. The Bank’s website address is www.firstfederaliowa.com.

Market Area and Competition

The Company is a savings and loan holding company serving its primary market area of Webster, Story, Dallas, Polk, Henry and Des Moines Counties, which are located in the central, north central and southeastern parts of the State of Iowa. The Company’s market area is influenced by agriculture, manufacturing, retail sales, insurance, financial and other professional services and public education. The Company is headquartered in Fort Dodge, the Webster County seat, where it operates two Company locations.

The unemployment rate for the month of December 2006 for Webster County was 3.9%, for Story County 2.4%, for Dallas County 2.5%, for Polk County 3.4%, for Henry County 4.9% and for Des Moines County 4.9%. These compare to the national rate of 4.5% and the State of Iowa rate of 3.5%.

Due to the type of loan demand in the Company’s overall market area, increased competition, and the Company’s decision to diversify its loan portfolio, the Company has originated and purchased loans (primarily one- to four-family, multifamily and commercial real estate loans) from out of state. The Company intends to continue such originations and purchases pursuant to its underwriting standards for Company-originated loans.

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

Lending Activities

Loan Portfolio Composition. The principal components of the Company’s loan portfolio are fixed-rate and adjustable-rate first mortgage loans secured primarily by one- to four-family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential and commercial real estate and secured and unsecured consumer loans, with emphasis on second mortgage real estate loans. At December 31, 2006, the Company’s total loans receivable totaled $453.3 million, of which $214.5 million, or 47.3%, were one- to four-family residential real estate first mortgage loans, $65.8 million, or 14.5%, were multifamily real estate first mortgage loans, primarily purchased by the Company, $95.5 million, or 21.1%, were commercial real estate first mortgage loans, primarily purchased by the Company, and $12.1 million, or 2.7% were construction real estate loans. Consumer loans, consisting primarily of automobile loans and second mortgage loans, totaled $65.4 million, or 14.4%, of the Company’s loan portfolio.

Loans to One Borrower. Savings associations, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association’s unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities, but generally does not include real estate. At December 31, 2006, it was the Company’s policy to limit loans to one borrower to $5.5 million, with higher limits subject to board approval. These limitations are less than regulatory requirements. At December 31, 2006, the Company’s largest aggregate outstanding loans to a single borrower or group of related borrowers totaled $4.0 million. The Company had two other lending relationships of over $3.0 million as of December 31, 2006. At December 31, 2006, each of these loans were performing, pursuant to their respective terms, as of that date.

Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company’s loan portfolio by type of loan as of the dates indicated:

At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
(Dollars in thousands)
First mortgage loans:
One- to four-family residential(1)	$214,499	47.31%	$201,242	45.88%	$179,311	42.81%	$171,604	46.71%	$148,751	43.17%
Multifamily	65,807	14.52	73,946	16.86	78,428	18.73	69,963	19.04	70,779	20.54
Commercial	95,508	21.07	81,255	18.52	90,907	21.70	69,609	18.95	71,251	20.68
Construction	12,091	2.67	21,192	4.83	14,308	3.42	2,285	0.62	-	-
Total first mortgage loans	387,905	85.57	377,635	86.09	362,954	86.66	313,461	85.32	290,781	84.39

Consumer loans:
Automobiles	10,459	2.31	9,252	2.11%	9,052	2.16%	9,801	2.67%	$10,115	2.94%
Second mortgage(2)	49,070	10.82	44,218	10.08	39,701	9.48	37,601	10.23	38,239	11.10
Other(3)	5,901	1.30	7,545	1.72	7,134	1.70	6,533	1.78	5,438	1.58
Total consumer loans	65,430	14,43	61,015	13.91	55,887	13.34	53,935	14.68	53,792	15.61
Total loans receivable	$453,335	100.00%	$438,650	100.00%	$418,841	100.00%	$367,396	100.00%	$344,573	100.00%

Less: Undisbursed portion of construction loans	$1,217	0.27%	$5,666	1.29%	$9,114	2.18%	$1,855	0.50%	$929	0.27%
Unearned loan (premium) discount	(583)	(0.13)	(769)	(0.18)	(984)	(0.24)	(696)	(0.19)	(623)	(0.18)
Net deferred loan origination fees (costs)	165	0.04	149	0.03	160	0.04	113	0.03	3	0.00
Allowance for loan losses	3,493	0.77	3,326	0.76	3,235	0.77	3,165	0.86	3,118	0.90
Total loans receivable, net	$449,043	99.05%	$430,278	98.10%	$407,316	97.25%	$362,959	98.80%	$341,146	99.01%

(1)	Includes interest-only construction loans that convert to permanent loans, prior to 2003.
(2)
Second mortgage loans included $5.4 million, $5.0 million, $5.4 million, $4.9 million and $4.0 million of nonowner-occupied residential first mortgage loans at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

(3)	Other consumer loans included $2.0 million, $2.3 million, $2.8 million, $2.1 million and $1.9 million of commercial mortgage loans at December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

Loan Maturity Schedule. The following table sets forth the maturity or period to repricing of the Company’s loan portfolio at December 31, 2006. Overdraft lines of credit are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

	At December 31, 2006
	Within 1 Year	1-3 Years	3-5 Years	5-10 Years	10-20 Years	Beyond 20 Years	Total
	(In thousands)
First mortgage loans:
One- to four-family residential(1)	$34,790	$48,754	$58,796	$42,522	$31,334	$1,442	$217,638
Multifamily	17,167	28,497	13,409	6,734	-	-	65,807
Commercial	40,854	27,813	13,157	20,875	1,761	-	104,460
Consumer loans (2)	9,441	20,410	24,327	7,983	2,726	543	65,430
Total	$102,252	$125,474	$109,689	$78,114	$35,821	$1,985	$453,335

(1)
One- to four-family loans include $37.7 million of loans with repricing periods greater than 5 years that have been classified as fixed rate loans. $29.8 million of these loans with repricing periods less than 5 years have been classified as adjustable rate loans.

(2)	Includes second mortgage loans of $49.1 million at December 31, 2006.

The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 2006 due after December 31, 2007.

	Due After December 31, 2007
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loans:
One- to four-family residential(1)	$78,827	$104,021	$182,848
Multifamily	9,210	39,429	48,639
Commercial	29,912	33,694	63,606
Consumer loans (2)	52,551	3,439	55,990
Total	$170,500	$180,583	$351,083

(1)	One- to four-family loans include $37.7 million of loans with repricing periods greater than 5 years that have been classified as fixed rate loans.
(2)	Includes second mortgage loans of $42.3 million at December 31, 2006.

One- to four-family Residential Real Estate Loans. Traditionally, the Company’s primary lending activity consists of the origination of fixed- and adjustable-rate one- to four-family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company’s market area. The Company also originates one- to four-family, interest-only construction loans that convert to permanent loans after an initial construction period that generally does not exceed nine months. At December 31, 2006, 37.2% of the Company’s residential real estate loans had fixed rates, and 62.8% had adjustable rates.

The Company originates loans for portfolio and sells loans in the secondary mortgage market. However, the Company’s one- to four-family, fixed-rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Freddie Mac and Fannie Mae purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market. The Company has sold fixed-rate loans with maturities of 15 years or greater in the secondary mortgage market. For the year ended December 31, 2006, the Company sold $19.2 million of one- to four-family residential mortgage loans, generally to lower the Company’s interest rate risk. One- to four-family portfolio loans are underwritten and originated according to policies approved by the board of directors.

Originations of one- to four-family fixed-rate first mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company’s interest rate gap position, and loan products offered by the Company’s competitors. The Company’s one- to four-family fixed-rate first mortgage loans amortize on a monthly basis with principal and interest due each month. The Company also offers one- to four-family adjustable-rate first mortgage loans that convert to adjustable-rate loans that adjust on an annual basis after the initial fixed rate term. The initial fixed rate term of these loans are primarily 5 and 7 years and the overall maturity of these loans may be up to 30 years. The Company determines whether a customer qualifies for these loans based upon the initial fixed interest rate.

The Company’s adjustable rate mortgage loans, or “ARM loans,” are generally originated for terms of up to 30 years, with interest rates that adjust annually after an initial fixed rate period. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. At December 31, 2006, the Company generally offered ARM loans with annual rate caps of 2.00% and maximum life-of-loan caps of 6.00% above the beginning rate. At present, the interest rate on its ARM loans is calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year. In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One- to four-family residential ARM loans totaled $136.7 million, or 30.1%, of the Company’s total loan portfolio at December 31, 2006.

The primary purpose of offering ARM loans is to make the Company’s loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company’s credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Market Risk - Interest Rate Sensitivity Analysis” in the 2006 Annual Report to Shareholders, which is attached to this Form 10-K as Exhibit 13.1 and incorporated herein by reference.

The Company’s one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Company’s fixed rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 103% of the lesser of the appraised value of the security property or the contract price. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to be at or below the 80% loan-to-value level. The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion or title insurance on all properties securing real estate loans originated by the Company.

Multifamily Residential and Commercial Real Estate Loans. The Company’s loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $170.3 million, or 37.6%, of the Company’s total loan portfolio at December 31, 2006. Of such loans, $120.3 million, or 70.7%, were purchased or originated by the Company and were secured by properties outside the State of Iowa (the “out of state” properties). The multifamily and commercial real estate loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings. Multifamily residential and commercial real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of project. See “-Purchased or Out of State Originated Loans”.

All purchased or out of state originated multifamily or commercial real estate loans in excess of $1.0 million are approved by the chief executive officer, chief operating officer and the board of directors and are subject to the same underwriting standards as for loans originated by the Company. All out of state originated loans less than $1.0 million are approved by the chief executive officer and chief operating officer and ratified by the board of directors and are subject to the same underwriting standards as loans originated by the Company. Before a loan is purchased, the Company obtains copies of the original loan application, certified rent rolls, the original title insurance policy, the original appraisal and personal financial statements of any guarantors of the loan. An executive officer of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. $15.9 million, or 13.2%, of out of state multifamily and commercial real estate loans are serviced by the Bank. $104.4 million, or 86.8%, of the out of state multifamily and commercial real estate loans are serviced by the originating financial institution or mortgage company. At December 31, 2006, the Company imposed a $3.0 million limit on the aggregate size of multifamily and commercial loans to any one borrower for loans secured by real estate located outside the State of Iowa. A $5.5 million limit on the aggregate size of multifamily and commercial loans to one borrower applied to loans secured by real estate located in Iowa. The Company also imposes a $3.0 million and $4.0 million loan limit per secured property located outside and inside the State of Iowa, respectively. Any exceptions to these limits must be specifically approved by the board of directors on a loan-by-loan basis within the Company’s legal lending limit. See “Regulation - Regulation of Federal Savings Associations - Loans to One Borrower”.

Loans secured by multifamily and commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and typically, such loans also have larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from such real estate projects is reduced, the borrower’s ability to repay the loan may be impaired. As a result, these types of loans present greater potential loan delinquencies and loan losses than single-family residential loans.

Construction Lending. The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multifamily real estate. At December 31, 2006, the Company’s construction loan portfolio totaled $12.1 million, or 2.7%, of the Company’s total loan portfolio. Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family ARM loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Generally, construction loans to builders of one- to four-family residences require the payment of interest only with terms of up to 12 months. These loans may also provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. At December 31, 2006, the Company had $9.5 million of one- to four-family construction loans.

Construction loans on commercial and multifamily real estate projects may be secured by apartments, small office buildings, strip retail centers, or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. During the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At December 31, 2006, the Company had approximately $2.6 million of loans for the construction of commercial real estate.

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

Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project. Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multifamily and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Also, the funding of loan fees and interest during the construction phase makes the monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which consists primarily of one- to four-family second mortgage loans, including home equity lines of credit. As of December 31, 2006, consumer loans totaled $65.4 million, of which second mortgage loans totaled $49.1 million, or 10.8%, of the Company’s total loan portfolio. The Company’s second mortgage loans generally have fixed interest rates for terms of 3 to 5 years. The Company’s home equity lines of credit are adjustable rate loans with terms up to ten years. The Company’s second mortgage loans are generally secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 90%. In recent years the Company has begun originating one- to four-family second mortgage loans of up to 100%. These type loans are subject to stricter underwriting guidelines. Generally, loans in excess of 90% loan-to-value are insured through a pool insurance product, unless the loan has secondary collateral. The average principal amount of the Company’s second mortgage loans is approximately $20,600.

To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally up to 100% loan-to-value basis for new cars. All of the Company’s automobile loans were originated by the Company and generally have terms of up to five years. At December 31, 2006, automobile loans totaled $10.5 million, or 2.3%, of the Company’s total loan portfolio.

In addition, the Company also makes other types of consumer loans, including unsecured signature loans for various purposes. At December 31, 2006, other consumer loans totaled $5.9 million, or 1.3%, of the Company’s total loan portfolio. Included in the other consumer loans are unsecured consumer loans which totaled $849,000, or 0.19%, of the Company’s total loan portfolio. The minimum loan amount for unsecured signature loans is $2,000, the maximum loan amount for such loans is generally $5,000, and the average balance of such loans is approximately $2,500.

The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans are generally secured and are originated for any business purpose, such as for the purchase of business equipment.

The Company's business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company expects consumer loan demand will come from its existing customer base. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 2006, $357,000, or 0.55%, of the Company's consumer loan portfolio was on non-accrual status.

Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and income information to verify specific information relating to the applicant's employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to collateralize the proposed loan. An underwriter in the Company's loan department reviews the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company's written loan policies, at least one member of management approves all first mortgage loans. The loan committee of the board of directors meets quarterly to review a sampling of all loans originated in the previous three months.

After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, and amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. At December 31, 2006, the Company had outstanding commitments to originate $3.8 million of loans. This amount does not include commitments to purchase loans, undisbursed overdraft loan privileges, undisbursed home equity lines of credit or the unfunded portion of loans in process.

Purchased or Out of State Originated Loans. The Company's loan portfolio contains $135.3 million of loans secured by out of state properties. These loans represented 29.8% of the Company's total loan portfolio at December 31, 2006. All of the one- to four-family, multifamily residential and commercial real estate loans in the Company’s loan portfolio, which are purchased out of state by the Company, are generally without recourse to the seller. At December 31, 2006, the Company's out of state multifamily residential and commercial real estate loans had an average balance of $696,000 and the largest loan had a principal balance of $2.9 million. As of December 31, 2006, there were no out of state multifamily or commercial real estate loans that were more than 90 days past due.

To supplement its origination of one- to four-family first mortgage loans, the Company also purchases first mortgage loans secured by out of state one- to four-family residences. At December 31, 2006, $15.0 million, or 3.3%, of the Company's total loan portfolio consisted of out of state one- to four-family loans. As of December 31, 2006, there were no out of state one- to four-family first mortgage loans that were more than 90 days past due.

Loans purchased by the Company entail certain risks not necessarily associated with loans the Company originates. The Company's purchased loans are generally acquired without recourse against the seller. $22.5 million, or 14.7%, of purchased loans are serviced by the Bank. $130.2 million, or 85.3%, of purchased loans are serviced by the originating financial institution or mortgage company. Although the Company reviews each purchased loan using the Company's underwriting criteria for originations and a Company officer performs an on-site inspection of each purchased multifamily and commercial real estate loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review. In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with loans the Company originates. Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company's market areas. If economic conditions continue to limit the Company's opportunities to originate loans in its market areas, the Company may increase its investment in out of state mortgage loans. There can be no assurance, however, that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

In an effort to reduce the risk of loss on out of state purchased loans, the Company generally purchases loans that meet the underwriting policies for loans originated by the Company although specific rates and terms may differ from the rates and terms offered by the Company. The Company requires appropriate documentation, and personal inspections of the underlying real estate collateral by an executive officer prior to purchase. The Company limits its out of state loan portfolio concentration within a single state to 10% of the Bank’s total assets. The Company also limits its loan portfolio concentration to a single servicer to 10% of the Bank’s total assets.

Set forth below is a table of the Company's out of state purchased or originated loans by state of origin (including multifamily residential, commercial real estate and one- to four-family first mortgage loans) as of December 31, 2006.

State	Balance as of December 31, 2006	Percentage as of December 31, 2006
(In thousands)

California	$20,077	14.8%
Washington	19,876	14.7
South Carolina	13,687	10.1
Wisconsin	13,425	9.9
Oregon	10,747	8.0
Colorado	10,658	7.9
Missouri	8,242	6.1
Nebraska	7,162	5.3
Illinois	4,793	3.5
Minnesota	4,347	3.2
Texas	3,208	2.4
Arizona	3,151	2.3
Michigan	2,362	1.8
Florida	2,312	1.7
Indiana	2,175	1.6
Ohio	2,137	1.6
Utah	1,846	1.4
Kansas	1,649	1.2
South Dakota	1,538	1.1
Nevada	1,521	1.1
North Carolina	396	0.3

Total	$135,309	100.0%

Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the periods indicated.

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)
Total loans receivable at beginning of period	$438,650	$418,841	$367,396
Originations:
First mortgage loans:
One- to four-family residential	46,247	74,583	64,771
Multifamily	9,702	-	4,720
Commercial	16,281	8,455	3,924
Consumer loans:
Automobile	8,406	7,095	6,246
Second mortgage	28,830	24,779	21,709
Other	3,435	4,208	6,115
Total originations:	112,901	119,120	107,485
Loan Purchases:
First mortgage one- to four-family	11,269	1,579	1,769
First mortgage multifamily	8,763	9,983	19,907
First mortgage commercial	20,370	12,462	31,049
Loan Sales:
First mortgage one- to four-family	(19,188)	(19,488)	(17,805)
Transfer of mortgage loans (to) foreclosed real estate	(267)	(840)	(335)
Repayments	(119,163)	(103,007)	(90,625)
Net loan activity	14,685	19,809	51,445
Total loans receivable at end of period	$453,335	$438,650	$418,841

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Net deferred fees and costs are recognized into income immediately upon prepayment of the related loan. At December 31, 2006, the Company had $165,000 of deferred loan origination fees, net. Such fees vary with the type of loans and commitments made. The Company typically charges a document preparation fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges, late charges and loan prepayment fees. The Company recognized fees and service charges of $4.4 million, $4.5 million and $3.1 million for the fiscal years ended December 31, 2006, 2005 and 2004, respectively.

Investment Activities

At December 31, 2006, the Company's investment portfolio is comprised of state and local obligations, mortgage-backed securities, mutual funds, interest-bearing deposits and equity securities consisting of Freddie Mac preferred stocks, Fannie Mae preferred stock, Federal Home Loan Bank stock and other common stock. At December 31, 2006, $960,000, or 26.1%, of the Company's investment portfolio, excluding mortgage-backed securities, mutual funds and equity securities, was scheduled to mature in one year or less, $1.9 million, or 51.1%, was scheduled to mature within one to five years, and $837,000, or 22.8%, was scheduled to mature in more than five years.

Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short term demand for funds to be used in the Company’s loan origination and other activities. In addition, the Company's liquidity levels are affected by the level and source of its borrowed funds.

Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

	At December 31,
	2006	2005	2004
	(In thousands)

Investment securities:
Mortgage-backed securities	$2,881	$4,255	$6,044
State and local obligations	3,674	3,366	4,497
FHLB stock	5,476	5,250	5,045
Mutual funds	1,946	1,950	1,976
Equity securities	6,053	5,887	5,544
Total investment securities	20,030	20,708	23,106
Interest-earning deposits	12,431	552	604
Total investments	$32,461	$21,260	$23,710

Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 2006.

	At December 31, 2006
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Fair Value	Average Life in Years	Annualized Weighted Average Yield
	(Dollars in thousands)
Investment securities:
Mortgage-backed securities	$1	5.62%	$329	5.79%	$120	6.42%	$2,431	3.74%	$2,881	$2,881	2	4.08%
State and local obligations(1)	960	3.77	1,877	3.94	837	6.22	-	-	3,674	3,674	3	4.41
Mutual funds	-	-	-	-	-	-	-	-	1,946	1,946		5.09
FHLB stock	-	-	-	-	-	-	-	-	5,476	5,476		4.25
Common stock	-	-	-	-	-	-	-	-	9	9		-
Preferred stock-Fannie Mae(2)	-	-	-	-	-	-	-	-	981	981		5.81
Preferred stock-Freddie Mac(2)	-	-	-	-	-	-	-	-	5,063	5,063		5.65
Total securities available-for-sale	$961	3.77%	$2,206	4.22%	$957	6.25%	$2,431	3.74%	$20,030	$20,030		4.76%
Interest-bearing deposits	12,431	4.96	-	-	-	-	-	-	12,431	12,431		4.96
Total investments	$13,392	4.87%	$2,206	4.22%	$957	6.25%	$2,431	3.74%	$32,461	$32,461		4.84%

(1)   Certain securities have call features which allow the issuer to call the security prior to maturity date.
(2)    Certain securities have call features which allow the issuer to call the security.

Sources of Funds

General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from FHLB advances, the amortization and prepayment of loans, the maturity and calls of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. The Company uses short-term borrowings to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

Deposits. During 2006, consumer and commercial deposits were attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including noninterest-bearing demand accounts, NOW accounts, savings accounts, money market savings, certificates of deposit, including brokered certificates of deposits and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company may pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. Public fund deposits totaled $1.7 million at December 31, 2006, a reduction of $80,000 from December 31, 2005. Beginning fiscal year 2005, the Company began utilizing brokered certificates of deposit as an alternative wholesale funding source. As of December 31, 2006, the Company had $30.4 million in brokered certificates of deposit, an increase of $26.4 million from December 31, 2005.

Deposit Portfolio. Deposits with the Company as of December 31, 2006, were represented by the various types of deposit programs described below.

Weighted Average Interest Rate	Original Term	Checking and Savings Deposits	Minimum Balance	Balances	Percentage of Total Deposits
				(Dollars in thousands)

0.00%	None	Noninterest-bearing demand	$50	$12,788	3.5%
0.22	None	NOW accounts	50	49,636	13.8
0.36	None	Savings accounts	25	25,160	7.0
2.67	None	Money market savings	2,500	34,688	9.6
		Total non-maturing deposits		122,272	33.9

		Certificates of Deposit

2.46	1-3 months	Fixed term, fixed rate	$1,000	$81	0.0%
4.49	4-6 months	Fixed term, fixed rate	1,000	2,927	0.8
5.08	7-9 months	Fixed term, fixed rate	1,000	7,967	2.2
4.93	10-12 months	Fixed term, fixed rate	1,000	36,179	10.0
4.66	13-24 months	Fixed term, fixed rate	1,000	84,680	23.5
4.42	25-36 months	Fixed term, fixed rate	1,000	45,111	12.6
3.67	37-48 months	Fixed term, fixed rate	1,000	723	0.2
4.39	49-60 months	Fixed term, fixed rate	1,000	57,512	16.0
5.13	61 months or greater	Fixed term, fixed rate	1,000	2,878	0.8
		Total certificate of deposits		238,058	66.1
		Total deposits		$360,330	100.0%

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

		Increase	Increase		Increase	Increase
	Balance 12/31/06	(Decrease) %	(Decrease) $	Balance 12/31/05	(Decrease) %	(Decrease) $	Balance 12/31/04
	(Dollars in thousands)
Noninterest bearing demand	$12,788	4.94%	$602	$12,186	11.35%	$1,242	$10,944
NOW	49,636	0.80	394	49,242	4.15	1,960	47,282
Savings account	25,160	(6.98)	(1,888)	27,048	(5.38)	(1,538)	28,586
Money market savings	34,688	(22.64)	(10,153)	44,841	(2.51)	(1,153)	45,994
Certificates of deposit that mature: within 12 months	134,369	25.91	27,652	106,717	33.54	26,805	79,912
within 12-36 months	82,784	15.02	10,811	71,973	(9.53)	(7,582)	79,555
beyond 36 months	20,905	6.39	(1,426)	22,331	(7.19)	(1,730)	24,061
Total	$360,330	7.77%	$25,992	$334,338	5.69%	$18,004	$316,334

		Increase	Increase		Increase	Increase
	Balance 12/31/04	(Decrease) %	(Decrease) $	Balance 12/31/03	(Decrease) %	(Decrease) $	Balance 12/31/02
	(Dollars in thousands)
Noninterest bearing demand	$10,944	19.46%	$1,783	$9,161	12.32%	$1,005	$8,156
NOW	47,282	13.65	5,680	41,602	14.37	5,228	36,374
Passbook savings	28,586	2.96	821	27,765	8.06	2,072	25,693
Money market savings	45,994	78.38	20,209	25,785	8.58	2,037	23,748
Certificates of deposit that mature: within 12 months	79,912	(13.76)	(12,748)	92,660	36.52	24,788	67,872
within 12-36 months	79,555	41.39	23,287	56,268	(24.83)	(18,587)	74,855
beyond 36 months	24,061	(21.68)	(6,662)	30,723	(23.77)	(9,579)	40,302
Total	$316,334	11.40%	$32,370	$283,964	2.51%	$6,964	$277,000

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

	At December 31,
	2006	2005	2004
	(In thousands)
Rate

1.99% or less	$347	$3,747	$25,555
2.00-2.99%	11,233	50,257	77,070
3.00-3.99%	38,326	72,508	27,977
4.00-5.99%	188,062	69,999	37,685
6.00-7.99%	90	4,510	15,241
	$238,058	$201,021	$183,528

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2006.

	Amount Due
	Less Than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years	Total
	(In thousands)
Rate

1.99% or less	$339	$8	$-	$-	$-	$-	$347
2.00-2.99%	9,786	1,193	254	-	-	-	11,233
3.00-3.99%	18,795	6,768	9,099	3,664	-	-	38,326
4.00-5.99%	105,359	40,283	25,179	5,791	11,450	-	188,062
6.00-7.99%	90	-	-	-	-	-	90
	$134,369	$48,252	$34,532	$9,455	$11,450	$-	$238,058

The following table indicates the amount of the Company's certificates of deposit, including brokered certificates of deposit, greater than $100,000 by time remaining until maturity at December 31, 2006. This amount does not include savings accounts of greater than $100,000, which totaled approximately $757,000 at December 31, 2006.

Remaining Maturity	Certificates of Deposit over $100,000
(In thousands)

Three months or less	$5,924
Three through six months	5,086
Six through twelve months	7,046
Over twelve months	37,638
Total	$55,694

The following table sets forth the changes in deposits of the Company for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net increase (decrease) before interest credited	$17,816	$11,330	$26,633
Interest credited	8,176	6,674	5,737
Net increase in deposits	$25,992	$18,004	$32,370

Borrowings

Deposits are the Company's primary source of funds. The Company may also obtain funds from the FHLB. FHLB advances are collateralized by selected assets of the Company. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with the policies of the Office of Thrift Supervision (“OTS”) and the FHLB. The maximum amount of FHLB advances to a member institution generally is reduced by borrowings from any other source.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Weighted average rate paid on:
FHLB advances	4.75%	4.59%	4.51%
FHLB advances: Maximum balance	$115,424	$111,446	$103,979
Average balance	108,749	102,223	97,833
Weighted average rate paid on: Other borrowings	1.00%	1.00%	1.00%
Other borrowings: Maximum balance	$8	$13	$17
Average balance	5	11	15

Title Abstract Business

A component of the Company's operating strategy to increase non-interest income is through the abstract company business conducted through a wholly owned subsidiary of the Bank, First Iowa Title Services, Inc. ("First Iowa"). First Iowa sold one of its three abstract offices at the end of the second quarter of 2006 and currently provides real estate title abstracting services in Webster and Boone counties of Iowa. These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate. This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels. The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company. Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise. Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market. First Iowa had 12 employees as of December 31, 2006.

Insurance and Annuity Business

Another component of the Company’s operating strategy to increase non-interest income is through First Federal Investment Services, Inc. (“First Federal Investments"), a wholly owned subsidiary of the Bank. First Federal Investments’ activities include the sale of life insurance on mortgage loans, credit life and accident and health insurance on consumer loans made by the Company. In addition, First Federal Investments sells life insurance, annuity products, mutual funds and other noninsured products. First Federal Investments had four employees as of December 31, 2006.

Mortgage Company Business

First Iowa Mortgage, Inc. is a wholly-owned subsidiary of the Bank. First Iowa Mortgage, Inc. originated first mortgage loans and subsequently sold those loans and the mortgage servicing rights to investors. First Iowa Mortgage, Inc. currently is inactive and these services are provided by the Bank.

Multifamily Apartment Buildings

On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership, a subsidiary of the Bank, with the Fort Dodge Housing Corporation ("FDHC"), a non-profit Iowa corporation formed to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge. The Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. A 44-unit apartment complex was completed on February 1, 1997. The tax credits for the year ended December 31, 2006 were approximately $151,000. The final federal income tax credits of approximately $46,000 associated with this project will be recognized in 2007.

On October 24, 1996, the Company formed the Northridge Apartments Limited Partnership II, a subsidiary of the Bank, to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area. Northridge Partnership II was awarded low-income housing tax credits in 2002 by the Iowa Finance Authority. These credits were awarded to construct a 23-unit apartment building in Fort Dodge, Iowa, which was completed on March 31, 2003. The tax credits for the year ended December 31, 2006 were approximately $127,000. The tax credits will continue for an additional 6.3 year period.

Personnel

At December 31, 2006, the Company had 121 full-time and 35 part-time employees (including the 12 employees of First Iowa and the 4 employees of First Federal Investments). None of the Company's employees are represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For federal income tax purposes, the Company, the Bank and the Bank’s subsidiaries will be eligible to file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's tax reserve for bad debts, discussed below. The Company and the Bank are not currently under audit by the IRS and have not been audited for the past five years.

Bad Debt Reserves. The Bank, as a “small bank” (one with assets having an adjusted tax basis of $500 million or less) is permitted to maintain a reserve for bad debts with respect to loans and to make, within specified formula limits, annual additions to the reserve which are deductible for purposes of computing the Bank’s taxable income. Pursuant to the Small Business Job Protection Act of 1996, the Bank has now recaptured (and taken into income) over a multi-year period a portion of the balance of its bad debt reserve as of December 31, 1995.

Distributions. To the extent that the Bank makes "nondividend distributions" to shareholders, such distributions will be considered to result in distributions from the Bank's “base year reserve”, i.e. its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank's income.

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

Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by AMTI minimum tax net operating loss carryovers, of which there is none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. The Company does not expect to be subject to the alternative minimum tax.

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

REGULATION
General

North Central Bancshares, Inc. is regulated as a savings and loan holding company by the Office of Thrift Supervision (the “OTS”). First Federal Savings Bank of Iowa, as a federally chartered savings bank, is subject to regulation, examination and supervision by the OTS, as its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as its deposit insurer. The Bank must file reports with the OTS concerning its activities and financial condition. The Company is also required to file reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under the federal securities laws.

The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the Bank’s capital levels, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, SEC or the Congress, could have a material adverse impact on the Company, the Bank, and their operations and stockholders.

Regulation of Federal Savings Associations

Business Activities. The Bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (the “HOLA”), and OTS regulations. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law and regulation.

Loans to One Borrower. The Bank is generally subject to the same limits on loans to one borrower as a national bank. With specified exceptions, the Bank’s total loans or extensions of credit to a single borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus which does not include accumulated other comprehensive income. The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily-marketable collateral. The Bank currently complies with applicable loans-to-one borrower limitations.

QTL Test. Under federal law, the Bank must comply with the qualified thrift lender or “QTL” test. Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” means, in general, the Bank’s total assets less the sum of:

•     specified liquid assets up to 20% of total assets;

•     goodwill and other intangible assets; and

•     the value of property used to conduct the Bank’s business.

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at December 31, 2006, and in each of the prior 12 months, and, therefore, is a “qualified thrift lender.”

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

Tangible capital is defined, generally, as common stockholder’s equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles assets (other than certain servicing rights and nonsecurity financial instruments) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital (or tier 1 capital) is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital (or tier 2 capital) includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.

At December 31, 2006, the Bank met and exceeded each of its capital requirements. The table below presents the Bank’s regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2006:

	Bank	Capital Requirements	Excess Capital
	(In thousands)
Tangible capital	$36,174	$7,665	$28,509
Core capital	36,174	15,330	20,844
Risk-based capital	39,851	28,072	11,779

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for the Bank, nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Rather, the CRA requires the OTS, in connection with its examination of the Bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Bank received the highest rating of “Outstanding” in its most recent examination.

CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

•              a lending test, to evaluate the institution’s record of making loans in its assessment areas;

•
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area, or a broader area that includes its assessment areas; and

•	a service test, to evaluate the institution’s delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

Transactions with Affiliates. The Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act (the “FRA”) and the Federal Reserve Board’s Regulation W, as made applicable to federal savings associations by the HOLA and the OTS regulations. In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as “covered transactions” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders. The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board, as made applicable to federal savings associations by the HOLA and the OTS regulations. Among other things, these provisions require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with third parties and that do not involve more that the normal risk of repayment or present other features that are unfavorable to the Bank; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions for credit in excess of certain limits must be approved by the Bank’s Board of Directors.

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

Standards for Safety and Soundness. Pursuant to the Federal Deposit Insurance Act, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines.

In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order a savings association that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, a savings association fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency. Further, the OTS may issue an order directing corrective actions and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If a savings association fails to comply with such an order, the OTS may seek to enforce the order in judicial proceedings and to impose civil money penalties.

Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including the payment of cash dividends. A savings association that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. The Bank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus the Bank’s retained net income for the previous two years.

The OTS may disapprove of a notice of application if:

•	The Bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity. The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Prompt Corrective Action Regulations. Under the OTS “prompt corrective action” regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association is placed in one of the following four categories based on the association’s capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized; or

•	critically undercapitalized.

At December 31, 2006, the Bank met the criteria for being considered “well-capitalized.” When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

Insurance of Deposit Accounts. The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC, and pays its deposit insurance assessments to the DIF. The DIF was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (“DIF Act”). In addition to merging the insurance funds, the DIF Act established a statutory minimum and maximum designated reserve ratio for the DIF and granted the FDIC greater flexibility in establishing the required reserve ratio. In its regulations implementing the DIF Act, the FDIC has set the current annual designated reserve ratio for the DIF at 1.25%.

In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the DIF. Under the assessment system, the FDIC assigns an institution to one of nine risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates currently range from 0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The FDIC is authorized to raise the assessment rates as necessary to maintain the DIF. The Bank’s assessment rate at December 31, 2006 was 0%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2006, the FDIC assessed DIF-insured deposits 1.24 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF. This obligation will continue until the Financing Corporation bonds mature in 2017.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Des Moines, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of $10,000 or 0.12% of the total assets of the Bank. The Bank is also required to own activity based stock, which is based on 4.45% of the Bank’s outstanding advances. These percentages are subject to change by the FHLB. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 2006 of $5.48 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank’s net interest income would be affected.

Federal Reserve System. Under regulations of the FRB, the Bank is required to maintain noninterest-earning reserves against its transaction accounts (primarily NOW and regular checking accounts). The FRB regulations exempt $8.5 million of otherwise reservable balances from the reserve requirements. A 3% reserve is required for transaction account balances over $8.5 million and up to $45.8 million. Transaction account balances over $45.8 million are subject to a reserve requirement of $1,119,000 plus 10% of any amount over $45.8 million. The Bank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Prohibitions Against Tying Arrangements. Federal savings associations are subject to the prohibitions on certain tying arrangements. A depository institution is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

•
financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program;

•	the financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

•
financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts;

•
financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

•	bank regulators are directed to consider a bank’s or holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Office of Foreign Asset Control. The Bank and the Company, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control’s list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. The Office of Foreign Asset Control has issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Regulation of Savings and Loan Holding Companies

The Company is registered as a unitary savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any of its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements. Federal savings and loan holding companies are subject to supervision by the OTS rather than the FRB.

The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under the HOLA) of another savings association without prior OTS approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring (i) through mergers, consolidation or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such association or company without prior OTS approval; and (ii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings association subsidiary that is approved by the OTS).

A savings and loan holding company may not acquire as a separate subsidiary a savings association that has a principal office outside of the state where the principal office of its subsidiary savings association in located, except, (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if such holding company controls a savings association subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or (iii) if the laws of the home state of the savings institution to be acquired specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings association or savings and loan holding company is located or by a holding company that controls such a state chartered association.

As a grandfathered unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test. See “-Regulation of Federal Savings Associations - QTL Test” for a discussion of the QTL requirements. In addition, the GLB Act prohibits the sale of grandfathered savings and loan holding companies to nonfinancial companies. This prohibition is intended to restrict the transfer of grandfathered rights to other entities and, thereby, prevent evasion of the limitation on the creation of new unitary savings and loan holding companies.

Transactions between the Bank and the Company and its other subsidiaries are subject to various conditions and limitations. See “-Regulation of Federal Savings Associations - Transactions with Affiliates” and “-Regulation of Federal Savings Associations - Limitation on Capital Distributions.”

Federal Securities Laws. The Company’s common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Quotation on Nasdaq. The Company’s common stock is quoted on the Nasdaq Global Market. In order to maintain such quotation, the Company is subject to certain corporate governance requirements, including:

•	a majority of its board must be composed of independent directors;

•
it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the National Association of Securities Dealers (“NASD”) and by Securities Exchange Act regulations;

•	its nominating committee and compensation committee must also be composed entirely of independent directors; and

•	each of its audit committee and nominating committee must have a publicly available written charter.

Sarbanes-Oxley Act. As a public company, the Company is subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting. The Company, as a non-accelerated filer, is not subject to this provision until the year ending December 31, 2007;

•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•               mandatory disclosure by analysts of potential conflicts of interest; and

•               a range of enhanced penalties for fraud and other violations.

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

ITEM 1A. RISK FACTORS

Our loan portfolio includes loans with a higher risk of loss. We originate commercial mortgage loans, including multifamily residential loans, commercial business loans, consumer loans, and residential mortgage loans primarily within our market area. We also purchase commercial mortgage loans, including multifamily residential loans, and residential mortgage loans, primarily secured by out of state properties, which entail certain risks not necessarily associated with loans the Company originates. Commercial mortgage, commercial business, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:
•	Commercial Mortgage Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

•	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower’s business.

•
Consumer Loans. Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment of the loan due to depreciation, damage, or loss.

Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

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

Our local economy may affect our future growth possibilities. Our current market area is principally located in Webster, Story, Dallas, Polk, Henry and Des Moines Counties, which are located in the central, north central and southeastern parts of the State of Iowa. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our chief executive officer and president and our executive vice president (and the Bank’s chief operating officer) that each contain a non-compete provision, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. We are subject to extensive regulation, supervision and examination by the OTS, as the Bank’s chartering authority, and by the FDIC as the insurer of our deposits up to certain limits. In addition, the OTS regulates and oversees the Company as a savings and loan holding company.  We also belong to the Federal Home Loan Bank System and, as a member of such system; we are subject to certain limited regulations promulgated by the FHLB of Des Moines. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, the United States Congress or the Iowa legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for savings deposits has come from credit unions, community banks, large commercial banks and thrift institutions in our primary market area. Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for investors’ funds from brokerage firms and other firms’ short-term money market securities and corporate and government securities. Our competition for loans comes principally from mortgage brokers, commercial banks, other thrift institutions, and insurance companies. Such competition for the origination of loans may limit our future growth and earnings prospects. Competition for loan originations and deposits may limit our future growth and earnings prospects.

Our branch expansion strategy may reduce our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branch until its customer base is built. We opened a new branch in West Des Moines, Iowa in 2006. The expense associated with building and staffing the new branch will significantly increase our noninterest expense, with compensation and occupancy costs constituting the largest amount of increased costs. Losses are expected from the proposed new branch for some time as the expenses associated with it are largely fixed and is typically greater than the income earned as a branch builds up its customer base. There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time. We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. Beginning with our annual report for the fiscal year ending December 31, 2007, we will have to include in our annual reports filed with the Securities and Exchange Commission (the “SEC”) a report of our management regarding internal control over financial reporting. As a result, we recently have begun to document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. Accordingly, management has retained outside consultants to assist us in (i) assessing and documenting the adequacy of our internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Our Articles of Incorporation and bylaws may prevent a transaction you may favor or limit our growth opportunities, which could cause the market price of our common stock to decline. Certain provisions of our Articles of Incorporation and bylaws and applicable provisions of Iowa and federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of the Company though a tender offer, business combination, proxy contest or some other method, even though you might be in favor of the transaction.

We may not be able to pay dividends in the future in accordance with past practice. We pay a quarterly dividend to stockholders. However, we are dependent primarily upon the Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company conducts its business through its main office located in Fort Dodge, Iowa and ten full-service offices located in Fort Dodge, Nevada, Ames, Perry, Ankeny, Clive, West Des Moines, Burlington and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa Title Services at December 31, 2006. In addition to the properties listed below, First Federal Investments owned land and an office building in Fort Dodge, Iowa, Northridge Apartments Limited Partnership owned a multifamily apartment building in Fort Dodge, Iowa and Northridge Apartment Limited Partnership II owned a multifamily apartment building in Fort Dodge, Iowa at December 31, 2006.

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

First Iowa Title Offices:
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is incorporated herein by reference to page 69 of the Company’s 2006 Annual Report to Shareholders under the heading “Shareholder Information,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under The Plan

October 1, 2006 to October 31, 2006	-	-	-	84,750

November 1, 2006 to November 30, 2006	36,000	$40.30	36,000	48,750

December 1, 2006 to December 31, 2006	-	-	-	48,750
Total	36,000		36,000

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 4 of the Company’s 2006 Annual Report to Shareholders under the heading “Selected Financial Data,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 7 through 26 of the Company’s 2006 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to pages 12 through 14 of the Company’s 2006 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Market Risk-Interest Rate Sensitivity Analysis,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 27 through 67 of the Company’s 2006 Annual Report to Shareholders under the headings “Independent Auditor’s Report,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Registrant is included under the headings “Information with Respect to Nominees and Continuing Directors,” “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers Who Are Not Directors or Nominees,” “Board and Committee Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2007, which has been filed with the SEC and is incorporated herein by reference.

The Company and the Bank have adopted a Code of Conduct and Ethics which applies to all employees, officers and directors of the Company. The Company has also adopted a Code of Ethics for Senior Financial Officers of North Central Bancshares, Inc., which applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for the Company. The Code of Ethics for Senior Financial Officers of the Company meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation is included under the heading “Compensation” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2007, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings “Principal Shareholders of the Company” and “Security Ownership of Management” in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2007, which has been filed with the SEC and is incorporated herein by reference.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	73,505	$27.54	125,000
Equity compensation plans not approved by security holders (1)	27,895	$38.35	-
Total	101,400	$30.51	125,000

(1)      The equity compensation plan not approved by shareholders is that portion of the 1996 Stock Option Plan which granted nonqualified options to directors and officers out of a pool of 40,000 shares reserved to the plan without shareholder approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is included under the heading "Transactions with Certain Related Persons" and “Board and Committee Meetings” in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2007, which has been filed with the SEC and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the aggregate fees billed for each of the last two fiscal years by the Company’s principal accountant is included under the heading “Principal Accountant Fees and Services” and “Audit Committee Preapproval Policy” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2007, which has been filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        Financial Statements, Schedules and Exhibits

1.
The consolidated statements of financial condition of North Central Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2006, 2005 and 2004, together with the related notes and the report of the independent registered public accounting firm of McGladrey & Pullen, LLP are incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

2.	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	See Exhibit Index on following page.

(b) Exhibits

Exhibit No.	Description	Reference No.

3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)

3.2	Bylaws of North Central Bancshares, Inc.	(1)

3.3	Bylaws of North Central Bancshares, Inc., as amended	(2)

4.1	Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)	(1)

4.2	Bylaws of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge).	(1)

4.3	Specimen Stock Certificate of North Central Bancshares, Inc.	(1)

4.4	Bylaws of First Federal Savings Bank of Iowa, as amended	(2)

10.1	Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement (incorporating Amendments 1 and 2)	(6)

10.1A	Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(7)

10.1B	Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(7)

10.2	ESOP Loan Documents, dated September 3, 1996	(5)

10.3	Amended and Restated Employee Retention Agreements between First Federal Savings Bank of Fort Dodge and certain executive officers	(3)

10.4	Employment Agreement between First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and David M. Bradley, effective as of August 31, 1994	(1)

10.6	Form of Employment Agreement between North Central Bancshares, Inc. and David M. Bradley	(1)

10.8	North Central Bancshares, Inc. 1996 Stock Option Plan	(4)

10.9	Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan	(6)

10.10	Supplemental Retirement and Deferred Compensation Plan of First Federal Savings Bank of Iowa	(7)

10.11	Form of Employment Agreement between First Federal Savings Bank of Iowa and C. Thomas Chalstrom	(8)

10.12	Tax Allocation Agreement between North Central Bancshares, Inc. and Subsidiaries	(2)

10.13	Form of Employment Agreement North Central Bancshares, Inc. and C. Thomas Chalstrom	(8)

10.14	North Central Bancshares, Inc. 2006 Stock Incentive Plan	(9)

10.15	North Central Bancshares, Inc. 2006 Incentive Award Plan	(10)

13.1	Annual Report to Shareholders

14.1	Code of Ethics for Senior Financial Officers of North Central Bancshares, Inc.	(2)

21.1	Subsidiaries of the Registrant	(1)

23.1	Consent of McGladrey & Pullen, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

(1)	Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 filed with the SEC on December 18, 1995, as amended.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 1998.

(4)	Incorporated herein by reference to the Amended Schedule 14A filed with the SEC on August 14, 1996.

(5)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1997.

(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1998.

(7)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2002.

(8)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2006.

(9)	Incorporated herein by reference to the Schedule 14A filed with the SEC on March 20, 2006.

(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 1006.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Central Bancshares, Inc.

Date: March 30, 2007	/s/ David M. Bradley
By: David M. Bradley
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David M. Bradley	President, Chief Executive Officer, Director,	03/30/07
David M. Bradley	and Chairman of the Board (Principal Executive Officer)

/s/ David W. Edge	Chief Financial Officer, Treasurer	03/30/07
David W. Edge	(Principal Accounting and Financial Officer)

/s/ Robert H. Singer, Jr.	Director	03/30/07
Robert H. Singer, Jr.

/s/ Melvin R. Schroeder	Director	03/30/07
Melvin R. Schroeder

/s/ Mark M. Thompson	Director	03/30/07
Mark M. Thompson

/s/ Randall L. Minear	Director	03/30/07
Randall L. Minear

/s/ Paul F. Bognanno	Director	03/30/07
Paul F. Bognanno

/s/ C. Thomas Chalstrom	Director	03/30/07
C. Thomas Chalstrom