Form 10-Q
period 2007-03-31
NORTH CENTRAL BANCSHARES INC
filed 2007-05-11
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007

Commission File Number:	0-27672

NORTH CENTRAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-1449849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Central Avenue, Fort Dodge, Iowa	50501
(Address of principal executive offices)	(Zip Code)

515-576-7531
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007
Common Stock, $.01 par value	1,366,753

NORTH CENTRAL BANCSHARES, INC.

INDEX

Part I. Financial Information

Item 1. Consolidated Condensed
Financial Statements (Unaudited)

Consolidated Condensed Statements of
Financial Condition at March 31, 2007
and December 31, 2006

Consolidated Condensed Statements of
Income for the Three Months Ended
March 31, 2007 and 2006

Consolidated Condensed Statements of
Cash Flows for the Three Months Ended
March 31, 2007 and 2006

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

Signatures

Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
ASSETS	2007	2006

Cash and due from banks: Interest-bearing	$5,169,088	$12,430,709
Noninterest-bearing	7,358,349	7,591,567
Securities available-for-sale	14,391,129	14,554,052
Federal Home Loan Bank stock, at cost	5,186,400	5,476,000
Loans receivable, net	452,176,836	449,043,259
Loans held for sale	675,636	583,700
Accrued interest receivable	2,234,040	2,262,273
Foreclosed real estate	680,055	468,117
Premises and equipment, net	12,590,877	12,633,711
Rental real estate	2,565,384	2,583,492
Title plant	671,704	671,704
Goodwill	4,946,960	4,946,960
Deferred taxes	983,598	1,027,680
Prepaid expenses and other assets	1,177,218	1,241,504
Total assets	$510,807,274	$515,514,728

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$362,584,211	$360,329,810
Borrowed funds	101,900,475	107,907,563
Advances from borrowers for taxes and insurance	1,225,449	2,050,991
Dividends payable	477,628	455,616
Accrued expenses and other liabilities	2,736,769	2,578,799

Total liabilities	468,924,532	473,322,779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000 shares; none issued and outstanding)	-	-
Common stock ($.01 par value, authorized 15,500,000 shares; issued and outstanding at March 31, 2007, 1,364,653; at December 31, 2006, 1,380,653 shares)	13,646	13,807
Additional paid-in capital	17,750,859	17,723,697
Retained earnings, substantially restricted	23,927,343	24,358,445
Accumulated other comprehensive gain	190,894	96,000
Total stockholders' equity	41,882,742	42,191,949

Total liabilities and stockholders' equity	$510,807,274	$515,514,728

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31,
	2007	2006
Interest income:
Loans receivable	$7,135,629	$6,529,897
Securities and cash deposits	417,342	245,193
	7,552,971	6,775,090
Interest expense:
Deposits	3,024,408	2,219,434
Borrowed funds	1,253,305	1,232,438
	4,277,713	3,451,872
Net interest income	3,275,258	3,323,218
Provision for loan losses	30,000	60,000
Net interest income after provision for loan losses	3,245,258	3,263,218
Noninterest income:
Fees and service charges	1,007,123	1,259,050
Abstract fees	237,837	332,874
Mortgage banking income	57,065	37,615
Other income	339,520	296,006
Total noninterest income	1,641,545	1,925,545

Noninterest expense:
Compensation and employee benefits	1,954,940	1,882,159
Premises and equipment	387,000	389,960
Data processing	167,075	161,773
Other expenses	922,223	942,165
Total noninterest expense	3,431,238	3,376,057

Income before income taxes	1,455,565	1,812,706

Provision for income taxes	421,300	571,750

Net income	$1,034,265	$1,240,956

Basic earnings per common share	$0.75	$0.84

Diluted earnings per common share	$0.75	$0.82

Dividends declared per common share	$0.35	$0.33

Comprehensive income	$1,129,159	$1,310,192

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,034,265	$1,240,956
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30,000	60,000
Depreciation	200,853	167,166
Amortization and accretion	93,241	111,904
Deferred taxes	(12,449)	(14,134)
Effect of contribution to employee stock ownership plan	-	59,958
Stock-based compensation	12,704	51,621
Net tax benefit related to stock-based compensation	(77,683)	(56,215)
(Gain) on sale of foreclosed real estate and loans, net	(61,835)	(48,170)
Write-down of other real estate owned	-	73,118
Loss on sale or disposal of equipment and other assets, net	535	-
Proceeds from sales of loans held-for-sale	4,672,267	2,769,584
Originations of loans held-for-sale	(4,707,138)	(2,082,481)
Change in assets and liabilities:
Accrued interest receivable	28,233	33,056
Prepaid expenses and other assets	64,286	31,369
Accrued expenses and other liabilities	35,653	426,789
Net cash provided by operating activities	1,312,932	2,824,521

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	8,961,168	8,758,162
Purchase of loans	(12,456,752)	(15,748,011)
Purchase of securities available-for-sale	-	(1,494,666)
Proceeds from maturities and calls of securities available-for-sale	311,719	343,634
Proceeds from redemption of Federal Home Loan Bank stock	289,600	183,900
Purchase of Federal Home Loan Bank stock	-	(339,300)
Purchase of premises, equipment and rental real estate	(140,446)	(621,090)
Net proceeds from sale of foreclosed real estate	34,226	70,710
Net cash (used in) investing activities	(3,000,485)	(8,846,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,254,401	4,618,258
Net increase (decrease) in advances from borrowers for taxes and insurance	(825,542)	(715,450)
Net increase (decrease) in short-term borrowings	-	(1,000,000)
Proceeds from other borrowed funds	-	10,000,000
Payments of other borrowed funds	(6,007,088)	(4,006,823)
Purchase of common stock for retirement	(1,050,740)	(3,330,819)
Proceeds from issuance of common stock	199,615	159,190
Net tax benefit related to stock-based compensation	77,683	56,215
Dividends paid	(455,615)	(434,880)
Net cash provided by (used in) financing activities	(5,807,286)	5,345,691
Net increase (decrease) in cash	(7,494,839)	(676,449)

CASH AND DUE FROM BANKS
Beginning	20,022,276	8,639,672
Ending	$12,527,437	$7,963,223

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-Continued (Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$3,064,299	$2,126,890
Interest paid on borrowings	1,253,305	1,232,416
Income taxes	5,029	-

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$241,394	$(173,855)
Cumulative effect of adoption of FIN 48	200,000	-

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three month periods ended March 31, 2007 and 2006 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company's 2006 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted-average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa’s Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended March 31, 2007, the weighted-average number of shares outstanding for basic and diluted earnings per share computation were 1,371,409 and 1,386,172, respectively. For the three-month period ended March 31, 2006, the weighted-average number of shares outstanding for basic and diluted earnings per share computation were 1,475,911 and 1,507,748, respectively.

3. DIVIDENDS

On February 23, 2007, the Company declared a cash dividend on its common stock, payable on April 5, 2007 to stockholders of record as of March 15, 2007, equal to $0.35 per share.

4. GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2006 and has determined that there has been no impairment of goodwill.

As of March 31, 2007 and December 31, 2006, the Company had goodwill of $4,946,960. There was no goodwill impairment loss or amortization related to goodwill during the three months ended March 31, 2007 or March 31, 2006.

5. OPERATING SEGMENTS

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. The Company has determined that it has two reportable segments: a traditional banking segment and a nonbank segment. The traditional banking segment consists of the Company’s banking subsidiary, First Federal Savings Bank of Iowa, and the holding company. First Federal Savings Bank of Iowa operates as a federal savings bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. The remaining grouping under the caption “All Others” consists of the operations of the subsidiaries under the Bank, which includes real estate abstracting services, insurance and investment services, and ownership of low-income housing tax credit apartment complexes.

Transactions between affiliates, the resulting revenues of which are shown in the inter-segment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

	Three Months Ended March 31, 2007
	Traditional
	Banking	All Others	Total

Interest income	$7,552,971	$-	$7,552,971
Interest expense	4,277,713	-	4,277,713
Net interest income (loss)	3,275,258	-	3,275,258
Provision for loan losses	30,000	-	30,000
Net interest income (loss) after provision for loan losses	3,245,258	-	3,245,258
Noninterest income	1,115,362	526,183	1,641,545
Noninterest expense	3,095,109	336,129	3,431,238
Income before income taxes	1,265,511	190,054	1,455,565
Provision for income taxes	419,600	1,700	421,300
Net income	$845,911	$188,354	$1,034,265
Inter-segment revenue (expense)	$231,364	$(231,364)	$-
Total assets	$507,154,320	$3,652,954	$510,807,274
Total deposits	$362,584,211	$-	$362,584,211

	Three Months Ended March 31, 2006
	Traditional
	Banking	All Others	Total

Interest income	$6,775,090	$-	$6,775,090
Interest expense	3,451,851	21	3,451,872
Net interest income (loss)	3,323,239	(21)	3,323,218
Provision for loan losses	60,000	-	60,000
Net interest income (loss) after provision for loan losses	3,263,239	(21)	3,263,218
Noninterest income	1,336,436	589,109	1,925,545
Noninterest expense	3,003,519	372,538	3,376,057
Income before income taxes	1,596,156	216,550	1,812,706
Provision for income taxes	551,900	19,850	571,750
Net income	$1,044,256	$196,700	$1,240,956
Inter-segment revenue (expense)	$267,722	$(267,722)	$-
Total assets	$488,271,337	$4,057,824	$492,329,161
Total deposits	$338,955,841	$-	$338,955,841

6. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS No. 133. For the Company, this statement is effective for all financial instruments acquired, issued, or subject to remeasurement after the beginning of its fiscal year that begins after September 15, 2006, with earlier adoption permitted. The Company adopted SAFS No. 155 during the first quarter of 2007 with no material effects on its financial position, results of operation and cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. The statement amends SFAS No. 140 by (1) requiring the separate accounting for servicing assets and servicing liabilities, which arise from the sale of financial assets; (2) requiring all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; and (3) permitting an entity to choose between an amortization method or a fair value method for subsequent measurement for each class of separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with earlier adoption permitted. The Company adopted SAFS No. 156 during the first quarter of 2007 with no material effects on its financial position, results of operation and cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. This interpretation applies to all tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the application of SFAS No. 109 by defining the criteria that an individual tax position must meet in order for the position to be recognized within the financial statements and provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition for tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company adopted the provisions of FIN 48, effective as of January 1, 2007. (See Note 7.)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of this interpretation will have on its financial position, results of operation and cash flows.

In September 2006, the FASB issued Statement No. 158, (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires a company that sponsors a postretirement benefit plan (other than a multi-employer plan) to fully recognize, as an asset or liability, the over- or underfunded status of its benefit plan in its balance sheet. The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans). Currently, the funded status of such plans are reported in the notes to the financial statements. This provision is effective for public companies for fiscal years ending after December 15, 2006. In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date. Currently, a company is permitted to choose a measurement date up to three months prior to its year-end to measure the plan assets and obligations. This provision is effective for all companies for fiscal years ending after December 15, 2008. Since the Company participates in a multi-employer pension plan, it expects that the adoption of SFAS No. 158 will not have a material impact on its financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value. The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. Certain specified items are eligible for the irrevocable fair value measurement option as established by Statement No. 159. Statement No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

7. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $200,000 in income tax liability for uncertain income tax expense. This increase was accounted for as an adjustment reducing the beginning balance of retained earnings on the Statement of Financial Condition by $200,000; $170,000 in taxes and $30,000 in interest. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The tax years 2004-2006 remain open to examination by the major taxing jurisdictions to which we are subject.

8. RECLASSIFICATIONS

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

Management believes the following points were the most important to that analysis this quarter:

•
The Company has effectively managed its capital since the Company’s inception in 1996. Annual dividends per share have increased from $0.25 per share in 1997 to $1.32 per share in 2006. In 2007, the Company increased its quarterly dividend 6.1%, to $0.35 per share. An active stock repurchase program has also been consistently used by the Company to manage capital and increase earnings per share. The Company repurchased 26,300 shares during the three months ended March 31, 2007. As of March 31, 2007, the Company has repurchased 2,963,104 shares at a cost of $61.1 million, since its inception.

•
In recent years the Bank has opened new offices in the Des Moines metropolitan area, where population growth trends are positive. In August, 2006, the Bank opened a new branch office in West Des Moines, Iowa near Jordan Town Center Mall. The Company will continue to analyze de novo branch opportunities in the Des Moines metropolitan area. We believe that this strategy will result in long-term loan and deposit growth for the Company, but will negatively impact short-term earnings until each de novo branch achieves profitability.

•	Consistent with the Bank’s emphasis on attracting and retaining core deposits, growth in deposit fees, including overdraft fees, continued a strong positive trend.

•
The Company continues to be liability sensitive. The growth of interest-bearing liabilities primarily reflects the growth of higher cost certificates of deposit, including brokered certificates of deposit. Also contributing to the liability sensitivity of the Company is the continuing shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

•
The Company began utilizing brokered certificates of deposits in 2005 as an alternative funding source. At March 31, 2007, the Company had brokered certificates of deposit of $30.4 million, compared to $7.9 million at March 31, 2006.

•
Management believes that the allowance for loan losses is adequate. The allowance for loan losses to nonaccrual loans was 984% at March 31, 2007. Net annualized chargeoffs as of March 31, 2007 were 0.01% of total loans and have averaged 0.04% of total loans for the past five years. During the three months ended March 31, 2007, the Company’s net loan portfolio increased $3.1 million, or 0.7%. The increase was due to increases in commercial real estate and consumer loans, offset in part by decreases in multifamily and one-to four-family real estate loans. The Company’s provision for loan losses for the three months ended March 31, 2007 was $30,000.

•
Purchases of out-of-state real estate loans remain an integral part of the Company’s business plan. The Company has continued to purchase out-of-state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.

FINANCIAL CONDITION

Total assets decreased $4.7 million, or 0.9%, to $510.8 million at March 31, 2007, from $515.5 million at December 31, 2006. The decrease in assets was primarily due to a decrease in cash and cash equivalents, offset in part by an increase in net loans receivable.

Cash and cash equivalents decreased $7.5 million, or 37.4%, to $12.5 million at March 31, 2007, compared to $20.0 million at December 31, 2006. The decrease in cash and cash equivalents was primarily due to a decrease in borrowed funds and an increase in loans. Net loans receivable increased by $3.1 million, or 0.7%, to $452.2 million at March 31, 2007, from $449.0 million at December 31, 2006, primarily due to the origination of $16.5 million of first mortgage loans primarily secured by one-to four-family residences and commercial real estate; the purchase of $12.5 million of first mortgage loans secured by commercial real estate, multifamily, and one-to four-family residences; and the origination of $6.0 million of second mortgage loans during the three months ended March 31, 2007. These purchases and originations were offset in part by payments and prepayments of $27.9 million and loan sales of $4.6 million during the three months ended March 31, 2007. The Company sells substantially all fixed-rate loans with maturities of 15 years or more in the secondary mortgage market in order to reduce interest rate risk.

Deposits increased $2.3 million, or 0.6%, to $362.6 million at March 31, 2007, from $360.3 million at December 31, 2006, primarily reflecting increases in NOW and savings account balances, offset in part by a decrease in certificates of deposit. Borrowings, primarily Federal Home Loan Bank (the “FHLB”) advances, decreased $6.0 million, or 5.6%, to $101.9 million at March 31, 2007, from $107.9 million at December 31, 2006.

Total stockholders' equity decreased $309,000, or 0.7%, to $41.9 million at March 31, 2007, from $42.2 million at December 31, 2006, primarily due to stock repurchases ($1,051,000), declared dividends ($478,000), and the Company’s adoption of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes ($200,000), offset in part by earnings ($1,035,000), the exercise of stock options and FAS No. 123R option expense ($290,000), and an increase in the unrealized gain on securities available-for-sale ($95,000). During the three months ended March 31, 2007, the Company repurchased 26,300 shares of common stock, or approximately 1.9% of its outstanding shares of common stock, at prevailing market prices averaging $39.95 per share.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2007, the Bank exceeded all of its regulatory capital requirements. The Bank's required, actual and excess capital levels as of March 31, 2007 were as follows:

	Amount	Percentage of Assets
	(Dollars in thousands)
Tangible capital:
Capital level	$36,062	7.12%
Less Requirement	7,601	1.50%
Excess	$28,461	5.62%

Core capital:
Capital level	$36,062	7.12%
Less Requirement	20,269	4.00%
Excess	$15,793	3.12%

Risk-based capital:
Capital level	$39,880	11.24%
Less Requirement	28,377	8.00%
Excess	$11,503	3.24%

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities). During the first three months of 2007 and 2006, principal payments, prepayments, and proceeds from the sale of loans totaled $32.5 million and $27.9, respectively. The net increase in deposits during the first three months of 2007 and 2006 totaled $2.3 million and $4.6 million, respectively. The proceeds from borrowed funds during the three months ended March 31, 2007 and 2006 totaled none and $10.0 million, respectively. The net increase (decrease) in short term borrowings during the three months ended March 31, 2007 and 2006 totaled none and ($1.0) million, respectively. During the first three months of 2007 and 2006, the proceeds from the maturities, calls and sales of securities totaled $601,000 and $528,000, respectively. Cash provided from operating activities during the first three months of 2007 and 2006 totaled $1.3 million and $2.8 million, respectively. The Company's primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities. During the first three months of 2007 and 2006, the Company's gross purchases and origination of loans totaled $35.0 million and $32.3 million, respectively. The purchase of securities available-for-sale for the three months ended March 31, 2007 and 2006 totaled none and $1.8 million, respectively. The repayment of borrowed funds during the first three months of 2007 and 2006 totaled $6.0 million and $4.0 million, respectively. For additional information about cash flows from the Company's operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included as Item 1 of this report.

OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of March 31, 2007, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

On January 5, 2007, the Company paid a quarterly cash dividend of $0.33 per share on common stock outstanding as of the close of business on December 15, 2006, aggregating $456,000. On February 23, 2007, the Company declared a quarterly cash dividend of $0.35 per share payable on April 5, 2007 to shareholders of record as of the close of business on March 15, 2007, aggregating $478,000.

RESULTS OF OPERATIONS

Net Income. Net income decreased by $207,000 to $1.03 million for the quarter ended March 31, 2007, compared to $1.24 million for the quarter ended March 31, 2006. Net income is an aggregate of net interest income, noninterest income, noninterest expense and income tax expense. The decrease in net income was primarily due to a decrease in noninterest income, primarily loan prepayment fees and abstract fees, and an increase in noninterest expense, offset in part by a decrease in income tax expense.

Net Interest Income. Net interest income before provision for loan losses decreased by $48,000 to $3.28 million for the quarter ended March 31, 2007, from $3.32 million for the quarter ended March 31, 2006. The decrease is due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds, offset in part by an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.44% for the quarter ended March 31, 2007, from 2.62% for the quarter ended March 31, 2006. The decrease in interest rate spread reflects the increase in the overall cost of interest-bearing liabilities, offset in part by an increase in the yield on interest-earning assets. The increase in the cost of interest-bearing liabilities primarily reflects the repricing of interest-bearing liabilities at higher current market interest rates and the growth of interest-bearing liabilities in higher cost certificates of deposit. Also contributing to the increase of the cost of funds is the continuing shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

Interest Income. Interest income increased by $778,000 to $7.55 million for the quarter ended March 31, 2007, compared to $6.78 million for the quarter ended March 31, 2006. The increase in interest income was due to an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets. The average balance of interest-earning assets increased $21.1 million to $483.0 million for the quarter ended March 31, 2007, from $461.9 million for the quarter ended March 31, 2006. The average yield on interest-earning assets increased to 6.29% for the quarter ended March 31, 2007, from 5.88% for the quarter ended March 31, 2006, primarily due to an increase in market interest rates on consumer loans and adjustable rate mortgage loans. The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of interest-bearing cash, first mortgage loans and consumer loans, offset in part by a decrease in securities available-for-sale. The increase in interest-bearing cash was due to large commercial loan payoffs in December 2006. The increase in the average balance of first mortgage loans was derived from the origination and purchase of first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences, which originations and purchases were offset in part by payments, prepayments, and sales of loans during the twelve months ended March 31, 2007. This reflects the Company's continued emphasis on real estate lending. The decrease in the average balance of securities available-for-sale was derived from payments and calls of securities, offset in part by purchases during the twelve months ended March 31, 2007.

Interest Expense. Interest expense increased by $826,000 to $4.28 million for the quarter ended March 31, 2007, compared to $3.45 million for the quarter ended March 31, 2006. The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds. The average balance of interest-bearing liabilities increased $21.7 million to $450.7 million for the quarter ended March 31, 2007, from $429.0 million for the quarter ended March 31, 2006. The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balance of certificates of deposit, offset in part by decreases in NOW, money market, and savings account balances and borrowed funds. The increase in the average balance of certificates of deposit was primarily due to an increase in the average balance of brokered certificates of deposit, which increased $23.4 million to $30.4 million for the quarter ended March 31, 2007, from $7.0 million for the quarter ended March 31, 2006. The average cost of funds increased to 3.85% for the quarter ended March 31, 2007, from 3.26% for the quarter ended March 31, 2006, due to an increase in the current market interest rates, a shift of core deposits into higher cost certificates of deposits, and an increase in the average balance of certificates of deposit.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three months ended March 31, 2007 and 2006, respectively.

	For the Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$448,697	$7,136	6.39%	$438,907	$6,530	5.96%
Securities available-for-sale	19,597	235	4.80	21,164	226	4.28
Interest-bearing cash	14,674	182	5.04	1,799	19	4.22
Total interest-earning assets	482,968	$7,553	6.29%	461,870	$6,775	5.88%
Noninterest-earning assets	29,127			28,674
Total assets	$512,095			$490,544

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$83,085	$257	1.26%	$89,291	$250	1.13%
Passbook savings	26,197	26	0.39	27,169	21	0.32
Certificates of deposit	236,645	2,742	4.70	205,952	1,948	3.84
Borrowed funds	104,743	1,253	4.85	106,556	1,233	4.69
Total interest-bearing liabilities	450,670	$4,278	3.85%	428,968	$3,452	3.26%
Noninterest-bearing liabilities	19,532			17,968
Total liabilities	470,202			446,936
Equity	41,893			43,608
Total liabilities and equity	$512,095			$490,544

Net interest income		$3,275			$3,323
Net interest rate spread			2.44%			2.62%
Net interest margin			2.69%			2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.17%			107.67%

Provision for Loan Losses. The Company's provision for loan losses was $30,000 and $60,000 for the quarters ended March 31, 2007 and 2006, respectively. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, and other factors related to the collectibility of the Company's loan portfolio. The Company’s total loan portfolio increased $15.6 million, or 3.5%, from March 31, 2006 to March 31, 2007. This increase primarily consisted of increases in commercial real estate and consumer loans. The Company’s out-of-state real estate loans decreased $11.3 million, or 7.6%, from March 31, 2006 to March 31, 2007. Purchased out-of-state real estate loans generally constitute a higher rate of risk than originated loans due to the size, location and type of collateral securing such loans. The economic conditions in the Bank’s primary market areas remain stable. The net charge-offs were $5,000 for the three months ended March 31, 2007, compared to $51,000 for the three months ended March 31, 2006. The resulting allowance for loan loss was $3.5 million and $3.3 million at March 31, 2007 and March 31, 2006, respectively.

The allowance for loan losses as a percentage of total loans receivable increased to 0.77% at March 31, 2007 from 0.75% at March 31, 2006. The level of nonperforming loans was $358,000 at March 31, 2007 and $1.25 million at March 31, 2006.

Management believes that the allowance for loan losses is adequate as of March 31, 2007. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income. Total noninterest income decreased by $284,000, or 14.8%, to $1.64 million for the quarter ended March 31, 2007, from $1.93 million for the quarter ended March 31, 2006. The decrease in noninterest income was primarily due to decreases in fees and service charges, including loan prepayment fees, and abstract fees, offset in part by increases in other income and mortgage banking income. Fees and service charges decreased $252,000 primarily due to a decrease in loan prepayment fees, offset in part by an increase in fees associated with checking accounts, including overdraft fees. During the quarter ended March 31, 2007, the Company recorded $60,000 in loan prepayment fees, compared to $352,000 for the quarter ended March 31, 2006. Abstract fees decreased $95,000 due in part to the sale of one of the Company’s three abstract offices at the end of the second quarter of 2006. Other income, which primarily includes annuity, securities, and insurance sales, and income associated with foreclosed real estate, increased $44,000 primarily due to an increase in income from insurance and securities sales. Mortgage banking income increased $19,000 due to an increase in loans originated for the secondary market.

Noninterest Expense. Total noninterest expense increased by $55,000, or 1.6%, to $3.43 million for the quarter ended March 31, 2007, from $3.38 million for the quarter ended March 31, 2006. The increase is primarily due to an increase in compensation and employee benefits expense. Compensation and employee benefits expense increased $73,000 primarily due to normal salary increases. The Company's efficiency ratio for the quarter ended March 31, 2007 and 2006 was 69.79% and 64.32%, respectively. The Company's ratio of noninterest expense to average assets for the quarters ended March 31, 2007 and 2006 was 2.68% and 2.75%, respectively.

Income Taxes. Income taxes decreased by $150,000 to $421,000 for the quarter ended March 31, 2007, compared to $572,000 for the quarter ended March 31, 2006. The decrease in income taxes was primarily due to the decrease in the income before income taxes.

OFF-BALANCE SHEET ARRANGEMENTS

The Company is a party to financial instruments with off-statement of financial condition risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in a particular class of financial instruments.

The Company uses the same credit policies in making commitments and conditional obligations as it does for on-statement of financial condition instruments. The Company does require collateral, or other security, to support financial instruments with credit risks.

No material changes in the Company's off-statement of financial condition arrangements have occurred since December 31, 2006.

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

The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” of the Company’s 2006 Annual Report on Form 10-K. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be that related to the allowance for loan losses and asset impairment judgments, including the recoverability of goodwill.

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

Asset impairment judgments include evaluating the decline in fair value of available-for-sale securities below their cost. Declines in fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Goodwill represents the excess of the acquisition cost over the fair value of the net assets acquired in a purchase acquisition. Goodwill is tested for impairment at least annually.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In management's opinion, there has not been a material change in the Company’s market risk profile since December 31, 2006. Please see the Company’s 2006 Annual Report on Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

ITEM 4.

CONTROLS AND PROCEDURES

Management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer and Treasurer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed on the Company’s 2006 Annual Report on Form 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006, the Company approved a Stock Repurchase Plan which provides for the repurchase of up to 100,000 shares of the Company’s common stock. At March 31, 2007, there were 22,450 shares which could be purchased under the plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under The Plan

January 1, 2007 to January 31, 2007	-	-	-	48,750

February 1, 2007 to February 28, 2007	26,300	$39.95	26,300	22,450

March 1, 2007 to March 31, 2007	-	-	-	22,450
Total	26,300		26,300

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits
Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)
3.2	Bylaws of North Central Bancshares, Inc.	(1)
3.3	Bylaws of North Central Bancshares, Inc., as amended	(2)
4.1	Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)	(1)
4.2	Bylaws of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge).	(1)
4.3	Specimen Stock Certificate of North Central Bancshares, Inc.	(1)
4.4	Bylaws of First Federal Savings Bank of Iowa, as amended	(2)
10.1	Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement (incorporating Amendments 1 and 2)	(6)
10.1A	Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(7)
10.1B	Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(7)
10.2	ESOP Loan Documents, dated September 3, 1996	(5)
10.3	Amended and Restated Employee Retention Agreements between First Federal Savings Bank of Fort Dodge and certain executive officers	(3)
10.4	Employment Agreement between First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and David M. Bradley, effective as of August 31, 1994	(1)
10.6	Form of Employment Agreement between North Central Bancshares, Inc. and David M. Bradley	(1)
10.8	North Central Bancshares, Inc. 1996 Stock Option Plan	(4)
10.9	Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan	(6)
10.10	Supplemental Retirement and Deferred Compensation Plan of First Federal Savings Bank of Iowa	(7)
10.11	Form of Employment Agreement between First Federal Savings Bank of Iowa and C. Thomas Chalstrom	(8)
10.12	Tax Allocation Agreement between North Central Bancshares, Inc. and Subsidiaries	(2)
10.13	Form of Employment Agreement North Central Bancshares, Inc. and C. Thomas Chalstrom	(8)
10.14	North Central Bancshares, Inc. 2006 Stock Incentive Plan	(9)
10.15	North Central Bancshares, Inc. 2006 Incentive Award Plan	(10)
10.16	Form of Restricted Stock Award Notice	(11)
14.1	Code of Ethics for Senior Financial Officers of North Central Bancshares, Inc.	(2)
21.1	Subsidiaries of the Registrant	(1)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(1)	Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 filed with the SEC on December 18, 1995, as amended.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 1998.

(4)	Incorporated herein by reference to the Amended Schedule 14A filed with the SEC on August 14, 1996.

(5)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1997.

(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1998.

(7)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2002.

(8)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2006.

(9)	Incorporated herein by reference to the Schedule 14A filed with the SEC on March 20, 2006.

(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2006.

(11)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH CENTRAL BANCSHARES, INC.

DATE: May 11, 2007	By:	/s/ David M. Bradley
David M. Bradley, Chairman, President and Chief Executive Officer

NORTH CENTRAL BANCSHARES, INC.

DATE: May 11, 2007	By:	/s/ Ronald J. Blanchet
Ronald J. Blanchet, Principal Accounting Officer