Form 10-Q
period 2007-06-30
NORTH CENTRAL BANCSHARES INC
filed 2007-08-13
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007

Commission File Number:	0-27672

NORTH CENTRAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-1449849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Central Avenue, Fort Dodge, Iowa	50501
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes  ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $.01 par value	1,353,748

NORTH CENTRAL BANCSHARES, INC.

INDEX

Part I. Financial Information

Item 1. Consolidated Condensed Financial Statements (Unaudited)

Consolidated Condensed Statements of Financial Condition at June 30, 2007 and December 31, 2006

Consolidated Condensed Statements of Income for the Three and Six Months Ended June 30, 2007 and 2006

Consolidated Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006

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

Item 6. Exhibits

Signatures

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
ASSETS	2007	2006

Cash and due from banks: Interest-bearing	$8,627,431	$12,430,709
Noninterest-bearing	7,046,493	7,591,567
Securities available-for-sale	13,684,062	14,554,052
Federal Home Loan Bank stock, at cost	5,689,500	5,476,000
Loans receivable, net	468,506,629	449,043,259
Loans held for sale	1,817,500	583,700
Accrued interest receivable	2,353,104	2,262,273
Foreclosed real estate	547,898	468,117
Premises and equipment, net	12,552,143	12,633,711
Rental real estate	2,535,815	2,583,492
Title plant	671,704	671,704
Goodwill	4,946,960	4,946,960
Deferred taxes	1,010,190	1,027,680
Prepaid expenses and other assets	950,547	1,241,504
Total assets	$530,939,976	$515,514,728

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$371,204,707	$360,329,810
Borrowed funds	112,393,319	107,907,563
Advances from borrowers for taxes and insurance	2,103,754	2,050,991
Dividends payable	476,963	455,616
Accrued expenses and other liabilities	3,036,953	2,578,799

Total liabilities	489,215,696	473,322,779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000 shares; none issued and outstanding)	-	-
Common stock ($.01 par value, authorized 15,500,000 shares; issued and outstanding at June 30, 2007, 1,364,653; at December 31, 2006, 1,380,653 shares)	13,675	13,807
Additional paid-in capital	17,841,712	17,723,697
Retained earnings, substantially restricted	24,485,870	24,358,445
Accumulated other comprehensive gain	109,023	96,000
Treasury stock, at cost	(726,000)	-
Total stockholders' equity	41,724,280	42,191,949

Total liabilities and stockholders' equity	$530,939,976	$515,514,728

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Loans receivable	$7,542,094	$6,695,177	$14,677,723	$13,225,074
Securities and cash deposits	339,591	255,741	756,933	500,934
	7,881,685	6,950,918	15,434,656	13,726,008
Interest expense:
Deposits	3,195,558	2,368,459	6,219,966	4,587,893
Borrowed funds	1,361,041	1,294,084	2,614,346	2,526,522
	4,556,599	3,662,543	8,834,312	7,114,415
Net interest income	3,325,086	3,288,375	6,600,344	6,611,593
Provision for loan losses	60,000	60,000	90,000	120,000
Net interest income after provision for loan losses	3,265,086	3,228,375	6,510,344	6,491,593
Noninterest income:
Fees and service charges	1,077,402	1,042,051	2,084,525	2,301,101
Abstract fees	266,420	350,659	504,257	683,533
Mortgage banking income	112,233	59,696	169,298	97,311
Other income	300,031	319,738	639,551	615,744
Total noninterest income	1,756,086	1,772,144	3,397,631	3,697,689

Noninterest expense:
Compensation and employee benefits	1,956,151	1,757,308	3,911,091	3,639,467
Premises and equipment	389,027	358,505	776,027	748,465
Data processing	181,172	163,919	348,247	325,692
Other expenses	1,015,831	938,866	1,938,054	1,881,031
Total noninterest expense	3,542,181	3,218,598	6,973,419	6,594,655

Income before income taxes	1,478,991	1,781,921	2,934,556	3,594,627

Provision for income taxes	443,500	525,250	864,800	1,097,000

Net income	$1,035,491	$1,256,671	$2,069,756	$2,497,627

Basic earnings per common share	$0.76	$0.88	$1.51	$1.72

Diluted earnings per common share	$0.75	$0.87	$1.50	$1.69

Dividends declared per common share	$0.35	$0.33	$0.70	$0.66

Comprehensive income	$953,620	$1,126,499	$2,082,779	$2,436,691

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,069,756	$2,497,627
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90,000	120,000
Depreciation	406,388	361,681
Amortization and accretion	136,396	229,627
Deferred taxes	9,664	(155,087)
Effect of contribution to employee stock ownership plan	-	59,958
Stock-based compensation	40,747	87,741
Net tax benefit related to stock-based compensation	(89,126)	(136,718)
(Gain) on sale of foreclosed real estate and loans, net	(174,068)	(130,871)
Write-down of other real estate owned	22,000	82,035
Loss on sale or disposal of equipment and other assets, net	632	35,348
Proceeds from sales of loans held-for-sale	13,794,103	7,300,697
Originations of loans held-for-sale	(14,858,605)	(7,400,698)
Change in assets and liabilities:
Accrued interest receivable	(90,831)	12,458
Prepaid expenses and other assets	272,700	10,932
Accrued expenses and other liabilities	365,537	418,760
Net cash provided by operating activities	1,995,293	3,393,490

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	11,432,449	11,426,680
Purchase of loans	(31,269,271)	(21,335,304)
Purchase of securities available-for-sale	-	(1,494,666)
Proceeds from maturities and calls of securities available-for-sale	886,658	1,084,451
Proceeds from redemption of Federal Home Loan Bank stock	367,800	258,600
Purchase of Federal Home Loan Bank stock	(581,300)	(755,600)
Purchase of premises, equipment and rental real estate	(278,080)	(1,553,499)
Proceeds from sale of premises and equipment	305	7,954
Net proceeds from sale of foreclosed real estate	54,226	416,968
Other	-	242,043
Net cash (used in) investing activities	(19,387,213)	(11,702,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	10,874,897	1,575,117
Net increase (decrease) in advances from borrowers for taxes and insurance	52,763	44,420
Proceeds from other borrowed funds	17,000,000	18,000,000
Payments of other borrowed funds	(12,514,244)	(7,018,059)
Purchase of common stock for retirement	(1,776,740)	(3,975,164)
Proceeds from issuance of common stock	251,010	332,440
Net tax benefit related to stock-based compensation	89,126	136,718
Dividends paid	(933,244)	(911,747)
Net cash provided by financing activities	13,043,568	8,183,725
Net (decrease) in cash	(4,348,352)	(125,158)

CASH AND DUE FROM BANKS
Beginning	20,022,276	8,639,672
Ending	$15,673,924	$8,514,514

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-Continued
(Unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$5,947,776	$ 4,406,550
Interest paid on borrowings	2,614,346	2,526,564
Income taxes	655,064	959,417

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$151,237	$ 819,866
Cumulative effect of adoption of FIN 48	200,000	-

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and six month periods ended June 30, 2007 and 2006 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company's 2006 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.           EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted-average number of shares outstanding during the periods presented.  In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa’s Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share.  For the three-month period ended June 30, 2007, the weighted-average number of shares outstanding for basic and diluted earnings per share computation were 1,362,186 and 1,374,974, respectively.  For the six-month period ended June 30, 2007, the weighted-average number of shares outstanding for basic and diluted earnings per share computation were 1,366,771 and 1,381,410, respectively.  For the three-month period ended June 30, 2006, the weighted average number of shares outstanding for the basic and diluted earnings per share computation were 1,428,867 and 1,448,262, respectively.  For the six-month period ended June 30, 2006, the weighted average number of shares outstanding for the basic and diluted earnings per share computations were 1,452,255 and 1,473,693, respectively.

3.           DIVIDENDS

On May 25, 2007, the Company declared a cash dividend on its common stock, payable on July 6, 2007 to stockholders of record as of June 15, 2007, equal to $0.35 per share.

4.           GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization and required a goodwill impairment test.  The Company completed the goodwill impairment test during the year ended December 31, 2006 and has determined that there has been no impairment of goodwill.

As of June 30, 2007 and December 31, 2006, the Company had goodwill of $4,946,960.  There was no goodwill impairment loss or amortization related to goodwill during the three months ended June 30, 2007 or June 30, 2006.

5.           OPERATING SEGMENTS

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker.  The Company has determined that it has two reportable segments:  a traditional banking segment and a nonbank segment.  The traditional banking segment consists of the Company’s banking subsidiary, First Federal Savings Bank of Iowa (the “Bank”), and the holding company.  First Federal Savings Bank of Iowa operates as a federal savings bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The remaining grouping under the caption “All Others” consists of the operations of the subsidiaries under the Bank, which includes real estate abstracting services, insurance and investment services, and ownership of low-income housing tax credit apartment complexes.

Transactions between affiliates, the resulting revenues of which are shown in the inter-segment revenue category, are conducted at market prices, meaning prices that would be paid if the companies were not affiliates.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$7,881,685	$-	$7,881,685	$15,434,656	$-	$15,434,656
Interest expense	4,556,599	-	4,556,599	8,834,312	-	8,834,312
Net interest income	3,325,086	-	3,325,086	6,600,344	-	6,600,344
Provision for loan losses	60,000	-	60,000	90,000	-	90,000
Net interest income after Provision for loan losses	3,265,086	-	3,265,086	6,510,344	-	6,510,344
Noninterest income	1,232,774	523,312	1,756,086	2,348,136	1,049,495	3,397,631
Noninterest expense	3,248,449	293,732	3,542,181	6,343,558	629,861	6,973,419
Income before income taxes	1,249,411	229,580	1,478,991	2,514,922	419,634	2,934,556
Provision for income taxes	426,300	17,200	443,500	845,900	18,900	864,800
Net income	$823,111	$212,380	$1,035,491	$1,669,022	$400,734	$2,069,756
Inter-segment revenue (expense)	$227,064	$(227,064)	$-	$458,428	$(458,428)	$-
Total assets	$527,332,387	$3,607,589	$530,939,976	$527,332,387	$3,607,589	$530,939,976
Total deposits	$371,204,707	$-	$371,204,707	$371,204,707	$-	$371,204,707

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$6,950,918	$-	$6,950,918	$13,726,008	$-	$13,726,008
Interest expense	3,662,523	20	3,662,543	7,114.374	41	7,114,415
Net interest income (loss)	3,288,395	(20)	3,288,375	6,611,634	(41)	6,611,593
Provision for loan losses	60,000	-	60,000	120,000	-	120,000
Net interest income (loss) after provision for loan losses	3,228,395	(20)	3,228,375	6,491,634	(41)	6,491,593
Noninterest income	1,162,332	609,812	1,772,144	2,498,768	1,198,921	3,697,689
Noninterest expense	2,822,171	396,427	3,218,598	5,825,690	768,965	6,594,655
Income before income taxes	1,568,556	213,365	1,781,921	3,164,712	429,915	3,594,627
Provision for income taxes	519,900	5,350	525,250	1,071,800	25,200	1,097,000
Net income	$1,048,656	$208,015	$1,256,671	$2,092,912	$404,715	$2,497,627
Inter-segment revenue (expense)	$258,584	$(258,584)	$-	$526,306	$(526,306)	$-
Total assets	$492,452,555	$3,788,727	$496,241,282	$492,452,555	$3,788,727	$496,241,282
Total deposits	$335,912,700	$-	$335,912,700	$335,912,700	$-	$335,912,700

6.           RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The statement also subjects beneficial interests in securitized financial assets to the requirements of SFAS No. 133.  For the Company, this statement is effective for all financial instruments acquired, issued, or subject to remeasurement after the beginning of its fiscal year that begins after September 15, 2006, with earlier adoption permitted.  The Company adopted SAFS No. 155 during the first quarter of 2007 with no material effects on its financial position, results of operation and cash flows.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).  SFAS No. 158 requires a company that sponsors a postretirement benefit plan (other than a multi-employer plan) to fully recognize, as an asset or liability, the over- or underfunded status of its benefit plan in its balance sheet.  The funded status is measured as the difference between the fair value of the plan’s assets and its benefit obligation (projected benefit obligation for pension plans and accumulated postretirement benefit obligation for other postretirement benefit plans).  Currently, the funded status of such plans are reported in the notes to the financial statements.  This provision is effective for public companies for fiscal years ending after December 15, 2006.  In addition, SFAS No. 158 also requires a company to measure its plan assets and benefit obligations as of its year-end balance sheet date.  Currently, a company is permitted to choose a measurement date up to three months prior to its year-end to measure the plan assets and obligations.  This provision is effective for all companies for fiscal years ending after December 15, 2008.  Since the Company participates in a multi-employer pension plan, it expects that the adoption of SFAS No. 158 will not have a material impact on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115, which provides all entities, including not-for-profit organizations, with an option to report selected financial assets and liabilities at fair value.  The objective of the Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting.  Certain specified items are eligible for the irrevocable fair value measurement option as established by SFAS No. 159.  SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements.  The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position, results of operation and cash flows.

7.           INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an increase of $200,000 in income tax liability for uncertain income tax expense.  This increase was accounted for as an adjustment reducing the beginning balance of retained earnings on the Statement of Financial Condition by $200,000; $170,000 in taxes and $30,000 in interest. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  There was no adjustment to these amounts during the three and six months ended June 30, 2007.

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

Management believes the following points were the most important to that analysis this quarter:

•
The Company has effectively managed its capital since the Company’s inception in 1996.  Annual dividends per share have increased from $0.25 per share in 1997 to $1.32 per share in 2006.  In 2007, the Company increased its quarterly dividend 6.1%, to $0.35 per share.  An active stock repurchase program has also been consistently used by the Company to manage capital and increase earnings per share.  The Company repurchased 18,000 and 44,300 shares during the three and six months ended June 30, 2007.  As of June 30, 2007, the Company has repurchased 2,981,104 shares at a cost of $61.8 million, since its inception.

•
In recent years the Bank has opened new offices in the Des Moines metropolitan area, where population growth trends are positive.  In August 2006, the Bank opened a new branch office in West Des Moines, Iowa near Jordan Town Center Mall.  The Company will continue to analyze de novo branch opportunities in the Des Moines metropolitan area.  We believe that this strategy will result in long-term loan and deposit growth for the Company, but will negatively impact short-term earnings until each de novo branch achieves profitability.

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

•
The Company began utilizing brokered certificates of deposits in 2005 as an alternative funding source.  At June 30, 2007, the Company had brokered certificates of deposit of $30.4 million, compared to $9.6 million at June 30, 2006.

•
Management believes that the allowance for loan losses is adequate.  The allowance for loan losses to nonaccrual loans was 312% at June 30, 2007.  Net annualized chargeoffs as of June 30, 2007 were 0.01% of total loans and have averaged 0.04% of total loans for the past five years.  During the six months ended June 30, 2007, the Company’s net loan portfolio increased $19.5 million, or 4.3%.  The increase was due to increases in commercial real estate and consumer loans, offset in part by decreases in multifamily and one-to four-family real estate loans.  The Company’s provision for loan losses for the three and six months ended June 30, 2007 was $60,000 and $90,000 respectively.

•
Purchases of out-of-state real estate loans remain an integral part of the Company’s business plan.  The Company has continued to purchase out-of-state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.

FINANCIAL CONDITION

Total assets increased $15.4 million, or 3.0%, to $530.9 million at June 30, 2007, from $515.5 million at December 31, 2006.  The increase in assets was primarily due to an increase in net loans receivable, offset in part by a decrease in cash and cash equivalents.

Cash and cash equivalents decreased $4.3 million, or 21.7%, to $15.7 million at June 30, 2007, compared to $20.0 million at December 31, 2006.  The decrease in cash and cash equivalents was primarily due to an increase in loans.  Net loans receivable increased by $19.5 million, or 4.3%, to $468.5 million at June 30, 2007, from $449.0 million at December 31, 2006, primarily due to the origination of $38.3 million of first mortgage loans primarily secured by one-to four-family residences and commercial real estate; the purchase of $31.3 million of first mortgage loans secured by commercial real estate, multifamily, and one-to four-family residences; and the origination of $14.8 million of second mortgage loans during the six months ended June 30, 2007.  These purchases and originations were offset in part by payments and prepayments of $55.7 million and loan sales of $13.6 million during the six months ended June 30, 2007.  The Company sells substantially all fixed-rate loans with maturities of 15 years or more in the secondary mortgage market in order to reduce interest rate risk.

Deposits increased $10.9 million, or 3.0%, to $371.2 million at June 30, 2007, from $360.3 million at December 31, 2006, primarily reflecting increases in certificates of deposit with some increase in NOW and savings account balances.  Borrowings, primarily Federal Home Loan Bank (the “FHLB”) advances, increased $4.5 million, or 4.2%, to $112.4 million at June 30, 2007, from $107.9 million at December 31, 2006.

Total stockholders' equity decreased $468,000, or 1.1%, to $41.7 million at June 30, 2007, from $42.2 million at December 31, 2006, primarily due to stock repurchases ($1,777,000), declared dividends ($955,000), and the Company’s adoption of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes ($200,000), offset in part by earnings ($2,070,000), the exercise of stock options and FAS No. 123R option expense ($381,000), and an increase in the unrealized gain on securities available-for-sale ($13,000).  During the six months ended June 30, 2007, the Company repurchased 44,300 shares of common stock, or approximately 3.2% of its outstanding shares of common stock, at prevailing market prices averaging $40.11 per share.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements.  As of June 30, 2007, the Bank exceeded all of its regulatory capital requirements.  The Bank's required, actual and excess capital levels as of June 30, 2007 were as follows:

	Amount	Percentage of Assets
	(Dollars in thousands)
Tangible capital:
Capital level	$36,173	6.86%
Less Requirement	7,906	1.50%
Excess	$28,267	5.36%

Core capital:
Capital level	$36,173	6.86%
Less Requirement	21,083	4.00%
Excess	$15,090	2.86%

Risk-based capital:
Capital level	$39,893	10.65%
Less Requirement	29,975	8.00%
Excess	$9,918	2.65%

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities).  During the first six months of 2007 and 2006, principal payments, prepayments, and proceeds from the sale of loans totaled $69.3 million and $64.9, respectively.  The net increase in deposits during the first six months of 2007 and 2006 totaled $10.9 million and $1.6 million, respectively.  The proceeds from borrowed funds during the six months ended June 30, 2007 and 2006 totaled $17.0 and $18.0 million, respectively.  During the first six months of 2007 and 2006, the proceeds from the maturities, calls and sales of securities totaled $1.3 and $1.3 million, respectively.  Cash provided from operating activities during the first six months of 2007 and 2006 totaled $2.0 million and $3.4 million, respectively.  The Company's primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities.  During the first six months of 2007 and 2006, the Company's gross purchases and origination of loans totaled $91.9 million and $71.2 million, respectively.  The purchase of securities available-for-sale for the six months ended June 30, 2007 and 2006 totaled $581,000 and $2.3 million, respectively. The repayment of borrowed funds during the first six months of 2007 and 2006 totaled $12.5 million and $7.0 million, respectively.  For additional information about cash flows from the Company's operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included as Item 1 of this report.

OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank.  As of June 30, 2007, there were no borrowings outstanding on this line of credit.  The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

On April 5, 2007, the Company paid a quarterly cash dividend of $0.35 per share on common stock outstanding as of the close of business on March 15, 2007, aggregating $478,000.  On May 25, 2007, the Company declared a quarterly cash dividend of $0.35 per share payable on July 6, 2007 to shareholders of record as of the close of business on June 15, 2007, aggregating $477,000.

RESULTS OF OPERATIONS

Net Income.  Net income decreased by $221,000 to $1.04 million for the quarter ended June 30, 2007, compared to $1.26 million for the quarter ended June 30, 2006.  Net income is an aggregate of net interest income, noninterest income, noninterest expense and income tax expense.  The decrease in net income was primarily due to a decrease in noninterest income, primarily loan prepayment fees and abstract fees, and an increase in noninterest expense, offset in part by a decrease in income tax expense.

Net income decreased by $428,000 to $2.07 million for the six months ended June 30, 2007, compared to $2.50 million for the six months ended June 30, 2006.  The decrease in net income was primarily due to a decrease in noninterest income, primarily loan prepayment fees and abstract fees, and an increase in noninterest expense, offset in part by a decrease in income tax expense.

Net Interest Income.  Net interest income before provision for loan losses increased by $37,000 to $3.33 million for the quarter ended June 30, 2007, from $3.29 million for the quarter ended June 30, 2006.  The increase is due to an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets, offset in part by an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds.  The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.44% for the quarter ended June 30, 2007, from 2.62% for the quarter ended June 30, 2006.  The decrease in interest rate spread reflects the increase in the overall cost of interest-bearing liabilities, offset in part by an increase in the yield on interest-earning assets.  The increase in the cost of interest-bearing liabilities primarily reflects the repricing of interest-bearing liabilities at higher current market interest rates and the growth of interest-bearing liabilities in higher cost certificates of deposit.  Also contributing to the increase of the cost of funds is the continuing shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

Net interest income before provision for loan losses decreased by $12,000 to $6.60 million for the six months ended June 30, 2007, from $6.61 million for the six months ended June 30, 2006.  The decrease is primarily due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds, offset in part by an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.44% for the six months ended June 30, 2007, from 2.62% for the six months ended June 30, 2006.  The decrease in interest rate spread primarily reflects the increase in the overall cost of interest-bearing liabilities, offset in part by an increase in the yield on interest-earning assets.  The increase in the cost of interest-bearing liabilities primarily reflects the repricing of interest-bearing liabilities at higher current market interest rates and the growth of interest-bearing liabilities in higher cost certificates of deposit and borrowed funds.  Also contributing to the increase of the cost of funds is the shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

Interest Income.  Interest income increased by $931,000 to $7.88 million for the quarter ended June 30, 2007, compared to $6.95 million for the quarter ended June 2, 2006.  The increase in interest income was due to an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets.  The average balance of interest-earning assets increased $30.5 million to $492.8 million for the quarter ended June 30, 2007, from $462.3 million for the quarter ended June 30, 2006.  The average yield on interest-earning assets increased to 6.40% for the quarter ended June 30, 2007, from 6.02% for the quarter ended June 30, 2006, primarily due to an increase in market interest rates on consumer loans and adjustable rate mortgage loans.  The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of interest-bearing cash, first mortgage loans and consumer loans, offset in part by a decrease in securities available-for-sale.  The increase in interest-bearing cash was due to large commercial loan payoffs in December 2006.  The increase in the average balance of first mortgage loans was derived from the origination and purchase of first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences, which originations and purchases were offset in part by payments, prepayments, and sales of loans during the twelve months ended June 30, 2007.  This reflects the Company's continued emphasis on real estate lending.  The decrease in the average balance of securities available-for-sale was derived from payments and calls of securities, offset in part by purchases during the twelve months ended June 30, 2007.

Interest income increased by $1.71 million to $15.43 million for the six months ended June 30, 2007, compared to $13.73 million for the six months ended June 30, 2006.  The increase in interest income is due to an increase in the average balance of interest-earning assets and an increase in the average yield on interest- earning assets.  The average balance of interest-earning assets increased $25.8 million to $487.9 million for the six months ended June 30, 2007, from $462.1 million for 2006.  The average yield on interest-earning assets increased to 6.34% for the six months ended June 30, 2007, from 5.95% for the six months ended June 30, 2006, primarily due to the repricing of interest-earning assets at generally higher current market interest rates.  The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of first mortgage loans and consumer loans, offset in part by a decrease in securities available-for-sale.  The increase in the average balance of first mortgage loans was primarily derived from originations of first mortgage loans secured by one-to four-family residences and commercial real estate, purchases of first mortgage loans secured primarily by commercial real estate and multifamily residences, which originations and purchases were offset in part by payments, prepayments and sales of loans during the twelve months ended June 30, 2007.  This reflects the Company's continued emphasis on residential lending.  The decrease in the average balance of securities available-for-sale was derived from payments and calls of securities, offset in part by purchases during the twelve months ended June 30, 2007.

Interest Expense.  Interest expense increased by $894,000 to $4.56 million for the quarter ended June 30, 2007, compared to $3.66 million for the quarter ended June 30, 2006.  The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds.  The average balance of interest-bearing liabilities increased $29.4 million to $461.4 million for the quarter ended June 30, 2007, from $432.0 million for the quarter ended June 30, 2006.  The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balance of certificates of deposit, offset in part by decreases in NOW, money market, and savings account balances and borrowed funds.  The increase in the average balance of certificates of deposit was primarily due to an increase in the average balance of brokered certificates of deposit, which increased $22.5 million to $30.4 million for the quarter ended June 30, 2007, from $7.9 million for the quarter ended June 30, 2006.  The average cost of funds increased to 3.96% for the quarter ended June 30, 2007, from 3.40% for the quarter ended June 30, 2006, due to an increase in the current market interest rates, a shift of core deposits into higher cost certificates of deposits, and an increase in the average balance of certificates of deposit.

Interest expense increased by $1.72 million to $8.83 million for the six months ended June 30, 2007, compared to $7.11 million for the six months ended June 30, 2006.  The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds.  The average balance of interest-bearing liabilities increased $25.5 million to $456.0 million for the six months ended June 30, 2007, from $430.5 million for the six months ended June 30, 2006.  The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balances of certificates of deposit and borrowed funds, offset in part by decreases in NOW, money market and savings balances.  The increase in average interest-bearing liabilities was due in part to the Company’s utilization of brokered certificates of deposit, which increased $22.9 million for the six months ended June 30, 2007.  The average cost of funds increased to 3.91% for the six months ended June 30, 2007, from 3.33% for the six months ended June 30, 2006, due to an increase in the current market rates, a shift of core deposits into higher cost certificates of deposit, and an increase in certificates of deposit and borrowed funds.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three months and six months ended June 30, 2007 and 2006, respectively.

	For the Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$464,859	$7,542	6.49%	$439,701	$6,695	6.09%
Securities available-for-sale	19,487	234	4.79	21,919	249	4.55
Interest-bearing cash	8,490	106	5.01	679	7	3.88
Total interest-earning assets	492,836	$7,882	6.40%	462,299	6,951	6.02%
Noninterest-earning assets	29,263			28,871
Total assets	$522,099			$491,170

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$83,705	$268	1.28%	$85,889	$264	1.23%
Passbook savings	26,474	36	0.55	27,095	22	0.32
Certificates of deposit	240,014	2,890	4.83	208,665	2,083	4.00
Borrowed funds	111,203	1,363	4.92	110,373	1,294	4.70
Total interest-bearing liabilities	461,396	$4,557	3.96%	432,022	$3,663	3.40%
Noninterest-bearing liabilities	18,613			16,679
Total liabilities	480,009			448,701
Equity	42,090			42,469
Total liabilities and equity	$522,099			$491,170

Net interest income		$3,325			$3,288
Net interest rate spread			2.44%			2.62%
Net interest margin			2.69%			2.85%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.81%			107.01%

	For the Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$456,778	$14,678	6.43%	$439,304	$13,225	6.03%
Securities available-for-sale	19,542	469	4.80	21,542	476	4.42
Interest-bearing cash	11,582	288	5.02	1,239	25	4.11
Total interest-earning assets	487,902	$15,435	6.34%	462,085	13,726	5.95%
Noninterest-earning assets	29,195			28,772
Total assets	$517,097			$490,857

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$83,395	$525	1.27%	$87,590	$514	1.18%
Passbook savings	26,335	62	0.47	27,132	43	0.32
Certificates of deposit	238,329	5,631	4.76	207,309	4,031	3.92
Borrowed funds	107,973	2,617	4.89	108,464	2,526	4.70
Total interest-bearing liabilities	456,032	$8,835	3.91%	430,495	$7,114	3.33%
Noninterest-bearing liabilities	19,073			17,324
Total liabilities	475,105			447,819
Equity	41,992			43,038
Total liabilities and equity	$517,097			$490,857

Net interest income		$6,600			$6,612
Net interest rate spread			2.44%			2.62%
Net interest margin			2.69%			2.86%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.17%			107.34%

Provision for Loan Losses.  The Company's provision for loan losses was $60,000 and $60,000 for the quarters ended June 30, 2007 and 2006, respectively.  The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, and other factors related to the collectibility of the Company's loan portfolio.  The Company’s total loan portfolio increased $31.6 million, or 7.1% from June 30, 2006 to June 30, 2007.  This increase primarily consisted of increases in commercial real estate and consumer loans.  The Company’s out-of-state real estate loans increased $7.5 million, or 5.3%, from June 30, 2006 to June 30, 2007.  Purchased out-of-state real estate loans generally constitute a higher rate of risk than originated loans due to the size, location and type of collateral securing such loans.  The economic conditions in the Bank’s primary market areas remain stable.  The net charge-offs were $24,000 for the six months ended June 30, 2007, compared to $59,000 for  the six months ended June 30, 2006.  The resulting allowance for loan loss was $3.6 million and $3.4 million at June 30, 2007 and June 30, 2006, respectively.

The allowance for loan losses as a percentage of total loans receivable decreased to 0.75% at June 30, 2007 from 0.76% at June 30, 2006.  The level of nonperforming loans was $1.69 million at June 30, 2007 and $2.12 million at June 30, 2006.

Management believes that the allowance for loan losses is adequate as of June 30, 2007.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income.  Total noninterest income decreased by $16,000, or .9%, to $1.76 million for the quarter ended June 30, 2007, from $1.77 million for the quarter ended June 30, 2006.  The decrease in noninterest income was primarily due to decreases in abstract fees and other income, offset in part by increases in fees and service charges and mortgage banking income.  Fees and service charges increased $35,000 primarily due to an increase in fees associated with checking accounts, including overdraft fees, offset in part by a decrease in loan prepayment fees.  During the quarter ended June 30, 2007, the Company recorded $3,000 in loan prepayment fees, compared to $92,000 for the quarter ended June 30, 2006.  Abstract fees decreased $84,000 due in part to the sale of one of the Company’s three abstract offices at the end of the second quarter of 2006.  Other income, which primarily includes annuity, securities, and insurance sales, and income associated with foreclosed real estate, decreased $20,000 primarily due to an increase in income from insurance and securities sales.  Mortgage banking income increased $53,000 due to an increase in loans originated for the secondary market.

Total noninterest income decreased by $300,000, or 8.1%, to $3.40 million for the six months ended June 30, 2007, from $3.70 million for the six months ended June 30, 2006.  The decrease was due to decreases in fees and service charges and abstract fees, offset by increases in mortgage banking income and other income.  Fees and service charges decreased $217,000 due primarily to a decrease in loan prepayment fees, offset in part by an increase in fees associated with checking accounts, including overdraft fees.  During the six months ended June 30, 2007, the Company recorded $63,000 in loan prepayment fees, compared to $444,000 for the six months ended June 30, 2006.  Abstract fees decreased $179,000 due in part to the sale of one of the Company’s three abstract offices at the end of the second quarter of 2006.  Other income, which primarily includes annuity, securities, and insurance sales and income associated with foreclosed real estate, increased $24,000 primarily due to an increase in income from insurance and securities sales.  Mortgage banking income increased $72,000 due to an increase in loans originated for the secondary market.

Noninterest Expense.  Total noninterest expense increased by $324,000, or 10.1%, to $3.54 million for the quarter ended June 30, 2007, from $3.22 million for the quarter ended June 30, 2006.  The increase is primarily due to an increase in compensation and employee benefits expense.  Compensation and employee benefits expense increased $199,000 primarily due to normal salary increases, increased personnel and severance costs.  The Company's efficiency ratio for the quarter ended June 30, 2007 and 2006 was 69.71% and 63.60%, respectively.  The Company's ratio of noninterest expense to average assets for the quarters ended June 30, 2007 and 2006 was 2.71% and 2.62%, respectively.

Total noninterest expense increased by $379,000, or 5.7%, to $6.97 million for the six months ended June 30, 2007, from $6.59 million for the six months ended June 30, 2006.  The increase is primarily due to an increase in compensation, other operating expenses, and data processing expenses.  The Company's efficiency ratio for the six months ended June 30, 2007 and 2006 was 69.75% and 63.97%, respectively.  The Company's ratio of noninterest expense to average assets for the six months ended June 30, 2007 and 2006 was 2.70% and 2.69%, respectively.

Income Taxes.  Income taxes decreased by $82,000 to $444,000 for the quarter ended June 30, 2007, compared to $525,000 for the quarter ended June 30, 2006.  The decrease in income taxes was primarily due to the decrease in the income before income taxes.

Income taxes decreased by $232,000 to $865,000 for the six months ended June 30, 2007, compared to $1.10 million for the six months ended June 30, 2006.  The decrease was primarily due to a decrease in pre-tax earnings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006 and June 2007, the Company approved Stock Repurchase Plans which provide for the repurchase of up to 100,000 shares and 75,000 shares respectively, of the Company’s common stock.  At June 30, 2007, there were 4,450 shares which could be purchased under the March 2006 plan.  The June 2007 plan will not commence until all eligible shares from the previous plan are repurchased.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under The Plan

April 1, 2007 to April 30, 2007	-	-	-	22,450

May 1, 2007 to May 31, 2007	6,500	$40.49	6,500	15,950

June 1, 2007 to June 30, 2007	11,500	$40.24	11,500	4,450
Total	18,000		18,000

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2007 Annual Meeting of Stockholders on April 27, 2007.  All proposals submitted to stockholders at the meeting were approved.  At the meeting, the stockholders of the Company considered and voted upon the following matters:

1.  The election of the following individuals as directors for a three-year term:

C. Thomas Chalstrom
Randall L. Minear
Melvin R. Schroeder

The results of the election of directors are as follows:
	FOR	WITHELD
C. Thomas Chalstrom	1,237,011	22,570
Randall L. Minear	1,248,947	10,634
Melvin R. Schroeder	1,249,529	10,052

There were no broker non-votes or abstentions on this proposal.

The following directors’ terms of office continued after the meeting:

Mark M. Thompson
Paul F. Bognanno
David M. Bradley
Robert H. Singer, Jr.

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

NORTH CENTRAL BANCSHARES, INC.

DATE August 10, 2007	BY:	/s/ Paul F. Bognanno
Paul F. Bognanno, President and CEO

DATE August 10, 2007	BY:	/s/ Kyle C. Cook
Kyle C. Cook, Chief Financial Officer