Form 10-Q
period 2007-09-30
NORTH CENTRAL BANCSHARES INC
filed 2007-11-13
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

Commission File Number:	0-27672

NORTH CENTRAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-1449849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Central Avenue, Fort Dodge, Iowa	50501
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes  ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007
Common Stock, $.01 par value	1,339,948

NORTH CENTRAL BANCSHARES, INC.

INDEX

Part I. Financial Information

Item 1. Consolidated Condensed
Financial Statements (Unaudited)

Consolidated Condensed Statements of
Financial Condition at September 30, 2007
and December 31, 2006

Consolidated Condensed Statements of
Income for the Three and Nine Months Ended
September 30, 2007 and 2006

Consolidated Condensed Statements of
Cash Flows for the Nine Months Ended
September 30, 2007 and 2006

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

Item 6. Exhibits

Signatures

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
ASSETS	2007	2006

Cash and due from banks: Interest-bearing	$7,905,710	$12,430,709
Noninterest-bearing	6,027,495	7,591,567
Securities available-for-sale	13,481,463	14,554,052
Federal Home Loan Bank stock, at cost	5,420,600	5,476,000
Loans receivable, net	460,618,623	449,043,259
Loans held for sale	865,055	583,700
Accrued interest receivable	2,384,775	2,262,273
Foreclosed real estate	569,108	468,117
Premises and equipment, net	12,544,502	12,633,711
Rental real estate	2,504,662	2,583,492
Title plant	671,704	671,704
Goodwill	4,946,960	4,946,960
Deferred taxes	1,102,802	1,027,680
Prepaid expenses and other assets	1,039,880	1,241,504
Total assets	$520,083,339	$515,514,728

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits	$369,219,944	$360,329,810
Borrowed funds	104,386,094	107,907,563
Advances from borrowers for taxes and insurance	999,270	2,050,991
Dividends payable	470,101	455,616
Accrued expenses and other liabilities	3,201,371	2,578,799

Total liabilities	478,276,780	473,322,779

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000 shares; none issued and outstanding)	-	-
Common stock ($.01 par value, authorized 15,500,000 shares; at September 30, 2007 1,373,148 shares issued and 1,339,948 shares outstanding; at December 31, 2006, 1,380,653 shares issued and outstanding)	13,710	13,807
Additional paid-in capital	17,963,416	17,723,697
Retained earnings, substantially restricted	25,028,814	24,358,445
Accumulated other comprehensive gain	127,379	96,000
Treasury stock, at cost	(1,326,760)	-
Total stockholders' equity	41,806,559	42,191,949

Total liabilities and stockholders' equity	$520,083,339	$515,514,728

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans receivable	$7,653,605	$6,942,650	$22,331,328	$20,167,724
Securities and cash deposits	336,321	251,008	1,093,254	751,942
	7,989,926	7,193,658	23,424,582	20,919,666
Interest expense:
Deposits	3,350,783	2,678,721	9,570,749	7,266,614
Borrowed funds	1,365,003	1,297,092	3,979,349	3,823,614
	4,715,786	3,975,813	13,550,098	11,090,228
Net interest income	3,274,140	3,217,845	9,874,484	9,829,438
Provision for loan losses	245,000	60,000	335,000	180,000
Net interest income after provision for loan losses	3,029,140	3,157,845	9,539,484	9,649,438
Noninterest income:
Fees and service charges	1,229,304	996,376	3,313,829	3,297,477
Abstract fees	245,922	282,816	750,179	966,349
Mortgage banking income	148,999	67,818	318,297	165,129
Other income	322,007	277,440	961,558	893,184
Total noninterest income	1,946,232	1,624,450	5,343,863	5,322,139

Noninterest expense:
Compensation and employee benefits	1,897,024	1,725,358	5,808,115	5,364,825
Premises and equipment	381,874	378,185	1,157,901	1,126,650
Data processing	199,728	177,527	547,975	503,219
Other expenses	1,028,901	948,737	2,966,955	2,829,768
Total noninterest expense	3,507,527	3,229,807	10,480,946	9,824,462

Income before income taxes	1,467,845	1,552,488	4,402,401	5,147,115

Provision for income taxes	454,800	446,400	1,319,600	1,543,400

Net income	$1,013,045	$1,106,088	$3,082,801	$3,603,715

Basic earnings per common share	$0.75	$0.78	$2.27	$2.50

Diluted earnings per common share	$0.75	$0.77	$2.24	$2.47

Dividends declared per common share	$0.35	$0.33	$1.05	$0.99

Comprehensive income	$1,031,401	$1,415,765	$3,114,180	$3,852,456

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,082,801	$3,603,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	335,000	180,000
Depreciation	610,176	567,114
Amortization and accretion	168,195	365,131
Deferred taxes	(93,869)	(191,658)
Effect of contribution to employee stock ownership plan	-	59,958
Stock-based compensation	73,143	100,444
Net tax benefit related to stock-based compensation	(96,249)	(180,261)
Gain on sale of foreclosed real estate and loans, net	(325,810)	(191,688)
Write-down of other real estate owned	31,000	82,035
Loss on sale or disposal of equipment and other assets, net	2,836	50,836
Proceeds from sales of loans held-for-sale	24,592,494	13,024,808
Originations of loans held-for-sale	(24,555,552)	(12,848,240)
Change in assets and liabilities:
Accrued interest receivable	(122,502)	(71,426)
Prepaid expenses and other assets	183,367	7,864
Accrued expenses and other liabilities	537,078	580,918
Net cash provided by operating activities	4,422,108	5,139,550

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	23,149,028	6,192,644
Purchase of loans	(35,574,614)	(35,382,799)
Purchase of securities available-for-sale	-	(1,494,666)
Proceeds from maturities and calls of securities available-for-sale	1,117,337	1,895,217
Proceeds from redemption of Federal Home Loan Bank stock	636,700	860,900
Purchase of Federal Home Loan Bank stock	(581,300)	(1,366,500)
Purchase of premises, equipment and rental real estate	(445,278)	(2,303,203)
Net proceeds from sale of foreclosed real estate	227,927	458,169
Other	305	249,997
Net cash (used in) investing activities	(11,469,895)	(30,890,241)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,890,134	23,910,966
Net decrease in advances from borrowers for taxes and insurance	(1,051,721)	(824,787)
Net change in short-term borrowings	-	2,100,000
Proceeds from other borrowed funds	17,000,000	24,500,000
Payments of other borrowed funds	(20,521,469)	(19,529,159)
Purchase of common stock for retirement	(2,377,500)	(4,494,705)
Proceeds from issuance of common stock	333,230	442,164
Net tax benefit related to stock-based compensation	96,249	180,261
Dividends paid	(1,410,207)	(1,382,542)
Net cash provided by financing activities	958,716	24,902,198
Net decrease in cash	(6,089,071)	(848,493)

CASH AND DUE FROM BANKS
Beginning	20,022,276	8,639,672
Ending	$13,933,205	$7,791,179

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-Continued (Unaudited)
	Nine Months Ended September 30,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$9,267,126	$6,867,872
Interest paid on borrowings	3,979,349	3,823,656
Income taxes	1,166,198	1,541,827

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$352,405	$905,342
Cumulative effect of adoption of FIN 48	200,000	-

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           SIGNIFICANT ACCOUNTING POLICIES

The consolidated condensed financial statements for the three and nine month periods ended September 30, 2007 and 2006 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company's 2006 Annual Report on Form 10-K.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.           EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted-average number of shares outstanding during the periods presented.  In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa’s Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share.  For the three-month period ended September 30, 2007, the weighted-average number of shares outstanding for basic and diluted earnings per share computation were 1,343,441 and 1,357,655, respectively.  For the nine-month period ended September 30, 2007, the weighted-average number of shares outstanding for basic and diluted earnings per share computation were 1,358,909 and 1,373,451, respectively.  For the three-month period ended September 30, 2006, the weighted average number of shares outstanding for the basic and diluted earnings per share computation were 1,420,875 and 1,437,785, respectively.  For the nine-month period ended September 30, 2006, the weighted average number of shares outstanding for the basic and diluted earnings per share computations were 1,441,677 and 1,461,606, respectively.

3.           DIVIDENDS

On August 24, 2007, the Company declared a cash dividend on its common stock, payable on October 5, 2007 to stockholders of record as of September 14, 2007, equal to $0.35 per share.

4.           GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization and required a goodwill impairment test.  The Company completed the goodwill impairment test during the year ended December 31, 2006 and has determined that there has been no impairment of goodwill.

As of September 30, 2007 and December 31, 2006, the Company had goodwill of $4,946,960.  There was no goodwill impairment loss or amortization related to goodwill during the three months ended September 30, 2007 or September 30, 2006.

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

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$7,989,926	$-	$7,989,926	$23,424,582	$-	$23,424,582
Interest expense	4,715,786	-	4,715,786	13,550,098	-	13,550,098
Net interest income	3,274,140	-	3,274,140	9,874,484	-	9,874,484
Provision for loan losses	245,000	-	245,000	335,000	-	335,000
Net interest income after provision for loan losses	3,029,140	-	3,029,140	9,539,484	-	9,539,484
Noninterest income	1,430,988	515,244	1,946,232	3,779,124	1,564,739	5,343,863
Noninterest expense	3,211,498	296,029	3,507,527	9,555,056	925,890	10,480,946
Income before income taxes	1,248,630	219,215	1,467,845	3,763,552	638,849	4,402,401
Provision for income taxes	443,000	11,800	454,800	1,288,900	30,700	1,319,600
Net income	$805,630	$207,415	$1,013,045	$2,474,652	$608,149	$3,082,801
Inter-segment revenue (expense)	$225,782	$(225,782)	$-	$684,210	$(684,210)	$-
Total assets	$516,518,893	$3,564,446	$520,083,339	$516,518,893	$3,564,446	$520,083,339
Total deposits	$369,219,944	$-	$369,219,944	$369,219,944	$-	$369,219,944

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$7,193,658	$-	$7,193,658	$20,919,666	$-	$20,919,666
Interest expense	3,975,808	5	3,975,813	11,090,182	46	11,090,228
Net interest income (loss)	3,217,850	(5)	3,217,845	9,829,484	(46)	9,829,438
Provision for loan losses	60,000	-	60,000	180,000	-	180,000
Net interest income (loss) after provision for loan losses	3,157,850	(5)	3,157,845	9,649,484	(46)	9,649,438
Noninterest income	1,103,985	520,465	1,624,450	3,602,753	1,719,386	5,322,139
Noninterest expense	2,901,715	328,092	3,229,807	8,727,405	1,097,057	9,824,462
Income before income taxes	1,360,120	192,368	1,552,488	4,524,832	622,283	5,147,115
Provision for income taxes	431,900	14,500	446,400	1,503,700	39,700	1,543,400
Net income	$928,220	$177,868	$1,106,088	$3,021,132	$582,583	$3,603,715
Inter-segment revenue (expense)	$215,883	$(215,883)	$-	$742,189	$(742,189)	$-
Total assets	$510,803,608	$3,703,231	$514,506,839	$510,803,608	$3,703,231	$514,506,839
Total deposits	$358,248,549	$-	$358,248,549	$358,248,549	$-	$358,248,549

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

7.           INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective as of January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized an increase of $200,000 in income tax liability for uncertain income tax expense.  This increase was accounted for as an adjustment reducing the beginning balance of retained earnings on the Statement of Financial Condition by $200,000; $170,000 in taxes and $30,000 in interest. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  There was no adjustment to these amounts during the three and nine months ended September 30, 2007.

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

Executive Overview

The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and independent community-oriented savings bank.  Specifically, the Company’s business strategy incorporates the following elements:  (1) increasing loan and deposit balances in existing branch offices including the newly established de novo branch offices located in the Des Moines, Iowa metropolitan area where population growth trends are positive; (2) maintaining high asset quality by emphasizing investment in residential mortgage, multifamily and commercial real estate loans and consumer loans; (3) emphasizing growth in core deposits, which includes demand deposit, NOW, money market and savings accounts; (4) maintaining capital in excess of regulatory requirements; (5) controlling noninterest expense; (6) managing interest rate risk exposure; and (7)  increasing noninterest income through increases in fees, service charges and sales of noninsured products.

The purpose of this summary is to provide an overview of the items that management focuses on when evaluating the condition of the Company and our success in implementing our stockholder value strategy. Our stockholder value strategy has three major themes: (1) enhancing our shareholders’ value; (2) making our banking franchise more valuable; and (3) efficiently utilizing our capital.

Management believes the following points were the most important to that analysis this quarter:

•
The Company has effectively managed its capital since the Company’s inception in 1996.  Annual dividends per share have increased from $0.25 per share in 1997 to $1.32 per share in 2006.  In 2007, the Company increased its quarterly dividend 6.1%, to $0.35 per share.  An active stock repurchase program has also been consistently used by the Company to manage capital and increase earnings per share.  The Company repurchased 15,200 and 59,500 shares during the three and nine months ended September 30, 2007.  As of September 30, 2007, the Company has repurchased 2,996,304 shares at a cost of $62.4 million, since its inception.

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

•
The Company began utilizing brokered certificates of deposits in 2005 as an alternative funding source.  At September 30, 2007, the Company had brokered certificates of deposit of $30.4 million, compared to $29.8 million at September 30, 2006.

•
Management believes that the allowance for loan losses is adequate.  The allowance for loan losses to nonaccrual loans was 155% at September 30, 2007.  Net annualized chargeoffs as of September 30, 2007 were 0.03% of total loans and have averaged 0.04% of total loans for the past five years.  During the nine months ended September 30, 2007, the Company’s net loan portfolio increased $11.6 million, or 2.6%.  The increase was due to increases in commercial real estate and consumer loans, offset in part by decreases in multifamily and one-to four-family real estate loans.  The Company’s provision for loan losses for the three and nine months ended September 30, 2007 was $245,000 and $335,000 respectively.

•
Purchases of out-of-state real estate loans remain an integral part of the Company’s business plan.  The Company has continued to purchase out-of-state real estate loans to supplement local mortgage loan originations and to diversify its mortgage loan portfolio geographically.

FINANCIAL CONDITION

Total assets increased $4.6 million, or 0.9%, to $520.1 million at September 30, 2007, from $515.5 million at December 31, 2006.  The increase in assets was primarily due to an increase in net loans receivable, offset in part by a decrease in cash and cash equivalents.

Net loans receivable increased by $11.6 million, or 2.6%, to $460.6 million at September 30, 2007, from $449.0 million at December 31, 2006, primarily due to the origination of $56.2 million of first mortgage loans primarily secured by one-to four-family residences and commercial real estate; the purchase of $35.6 million of first mortgage loans secured by commercial real estate, multifamily, and one-to four-family residences; and the origination of $24.5 million of second mortgage loans during the nine months ended September 30, 2007.  These purchases and originations were offset in part by payments and prepayments of $89.1 million and loan sales of $24.3 million during the nine months ended September 30, 2007.  The Company sells substantially all fixed-rate residential loans originated with maturities of 15 years or more in the secondary mortgage market in order to reduce interest rate risk.

Deposits increased $8.9 million, or 2.5%, to $369.2 million at September 30, 2007, from $360.3 million at December 31, 2006, primarily reflecting increases in certificates of deposit.  Borrowings, primarily Federal Home Loan Bank (the “FHLB”) advances, decreased $3.5 million, or 3.3%, to $104.4 million at September 30, 2007, from $107.9 million at December 31, 2006. This decrease is due to the normal repayment of borrowings due to calls or maturities.

Total stockholders' equity decreased $385,000, or 0.9%, to $41.8 million at September 30, 2007, from $42.2 million at December 31, 2006, primarily due to stock repurchases ($2,378,000), declared dividends ($1,425,000), and the Company’s adoption of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes ($200,000), offset in part by earnings ($3,083,000), the exercise of stock options, FAS No. 123R option expense, and restricted stock amortization ($504,000), and an increase in the unrealized gain on securities available-for-sale ($31,000).  During the nine months ended September 30, 2007, the Company repurchased 59,500 shares of common stock, or approximately 4.3% of its outstanding shares of common stock, at prevailing market prices averaging $39.96 per share.

The Office of Thrift Supervision (the "OTS") requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements.  As of September 30, 2007, the Bank exceeded all of its regulatory capital requirements.  The Bank's required, actual and excess capital levels as of September 30, 2007 were as follows:

	Amount	Percentage of Assets
	(Dollars in thousands)
Tangible capital:
Capital level	$36,174	7.01%
Less Requirement	7,743	1.50%
Excess	$28,431	5.51%

Core capital:
Capital level	$36,174	7.01%
Less Requirement	20,647	4.00%
Excess	$15,527	3.01%

Risk-based capital:
Capital level	$40,070	10.67%
Less Requirement	30,054	8.00%
Excess	$10,016	2.67%

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are cash provided by operating activities (including net income), certain financing activities (including increases in deposits and proceeds from borrowings) and certain investing activities (including principal payments on loans and maturities, calls and proceeds from the sale of securities).  During the first nine months of 2007 and 2006, principal payments, prepayments, and proceeds from the sale of loans totaled $113.6 million and $98.0, respectively.  The net increase in deposits during the first nine months of 2007 and 2006 totaled $8.9 million and $23.9 million, respectively.  The proceeds from borrowed funds during the nine months ended September 30, 2007 and 2006 totaled $17.0 and $24.5 million, respectively.  During the first nine months of 2007 and 2006, the proceeds from the maturities, calls and sales of securities totaled $1.8 and $2.8 million, respectively.  Cash provided from operating activities during the first nine months of 2007 and 2006 totaled $4.4 million and $5.1 million, respectively.  The Company's primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities.  During the first nine months of 2007 and 2006, the Company's gross purchases and origination of loans totaled $128.0 million and $122.8 million, respectively.  The purchase of securities available-for-sale for the nine months ended September 30, 2007 and 2006 totaled $581,000 and $2.9 million, respectively. The repayment of borrowed funds during the first nine months of 2007 and 2006 totaled $20.5 million and $19.5 million, respectively.  For additional information about cash flows from the Company's operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included as Item 1 of this report.

OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank.  As of September 30, 2007, there were no borrowings outstanding on this line of credit.  The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

On July 6, 2007, the Company paid a quarterly cash dividend of $0.35 per share on common stock outstanding as of the close of business on June 15, 2007, aggregating $477,000.  On August 24, 2007, the Company declared a quarterly cash dividend of $0.35 per share payable on October 5, 2007 to shareholders of record as of the close of business on September 14, 2007, aggregating $470,000.

RESULTS OF OPERATIONS

Net Income.  Net income decreased by $93,000 to $1.01 million for the quarter ended September 30, 2007, compared to $1.11 million for the quarter ended September 30, 2006.  Net income is an aggregate of net interest income, noninterest income, noninterest expense and income tax expense.  The decrease in net income was primarily due to increases in provision for loan losses.

Net income decreased by $521,000 to $3.08 million for the nine months ended September 30, 2007, compared to $3.60 million for the nine months ended September 30, 2006.  The decrease in net income was primarily due to increases in provision for loan losses and noninterest expense.

Net Interest Income.  Net interest income before provision for loan losses increased by $56,000 to $3.27 million for the quarter ended September 30, 2007, from $3.22 million for the quarter ended September 30, 2006.  The increase is due to an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets, offset in part by an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds.  The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.37% for the quarter ended September 30, 2007, from 2.52% for the quarter ended September 30, 2006.  The decrease in interest rate spread reflects the increase in the overall cost of interest-bearing liabilities, offset in part by an increase in the yield on interest-earning assets.  The increase in the cost of interest-bearing liabilities primarily reflects the repricing of interest-bearing liabilities at higher current market interest rates and the growth of interest-bearing liabilities in higher cost certificates of deposit.  Also contributing to the increase of the cost of funds is the continuing shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

Net interest income before provision for loan losses increased by $45,000 to $9.87 million for the nine months ended September 30, 2007, from $9.83 million for the nine months ended September 30, 2006.  The increase is due to an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets, offset in part by an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) decreased to 2.41% for the nine months ended September 30, 2007, from 2.58% for the nine months ended September 30, 2006.  The decrease in interest rate spread primarily reflects the increase in the overall cost of interest-bearing liabilities, offset in part by an increase in the yield on interest-earning assets.  The increase in the cost of interest-bearing liabilities primarily reflects the repricing of interest-bearing liabilities at higher current market interest rates and the growth of interest-bearing liabilities in higher cost certificates of deposit and borrowed funds.  Also contributing to the increase of the cost of funds is the shift of lower cost non-maturing deposits into higher cost short-term certificates of deposit.

Interest Income.  Interest income increased by $796,000 to $7.99 million for the quarter ended September 30, 2007, compared to $7.19 million for the quarter ended September 30, 2006.  The increase in interest income was due to an increase in the average balance of interest-earning assets and an increase in the yield on interest-earning assets.  The average balance of interest-earning assets increased $26.7 million to $497.3 million for the quarter ended September 30, 2007, from $470.6 million for the quarter ended September 30, 2006.  The average yield on interest-earning assets increased to 6.40% for the quarter ended September 30, 2007, from 6.11% for the quarter ended September 30, 2006, primarily due to an increase in a higher yielding commercial loan portfolio as well as an increase in market interest rates on consumer loans and adjustable rate mortgage loans.  The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of interest-bearing cash, first mortgage loans and consumer loans, offset in part by a decrease in securities available-for-sale.  The increase in interest-bearing cash was due to large commercial loan payoffs in December 2006.  The increase in the average balance of first mortgage loans was derived from the origination and purchase of first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences, which originations and purchases were offset in part by payments, prepayments, and sales of loans during the twelve months ended September 30, 2007.  This reflects the Company's continued emphasis on real estate lending.  The decrease in the average balance of securities available-for-sale was derived from payments and calls of securities during the twelve months ended September 30, 2007.

Interest income increased by $2.50 million to $23.42 million for the nine months ended September 30, 2007, compared to $20.92 million for the nine months ended September 30, 2006.  The increase in interest income is due to an increase in the average balance of interest-earning assets and an increase in the average yield on interest-earning assets.  The average balance of interest-earning assets increased $26.1 million to $491.0 million for the nine months ended September 30, 2007, from $464.9 million for 2006.  The average yield on interest-earning assets increased to 6.36% for the nine months ended September 30, 2007, from 6.00% for the nine months ended September 30, 2006, primarily due to the repricing of interest-earning assets at generally higher current market interest rates.  The increase in the average balance of interest-earning assets primarily reflects increases in the average balances of interest-bearing cash, first mortgage loans and consumer loans, offset in part by a decrease in securities available-for-sale.  The increase in the average balance of first mortgage loans was primarily derived from originations of first mortgage loans secured by one-to four-family residences and commercial real estate, purchases of first mortgage loans secured primarily by commercial real estate and multifamily residences, which originations and purchases were offset in part by payments, prepayments and sales of loans during the twelve months ended September 30, 2007.  This reflects the Company's continued emphasis on residential lending.  The decrease in the average balance of securities available-for-sale was derived from payments and calls of securities during the twelve months ended September 30, 2007.

Interest Expense.  Interest expense increased by $740,000 to $4.72 million for the quarter ended September 30, 2007, compared to $3.98 million for the quarter ended September 30, 2006.  The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds.  The average balance of interest-bearing liabilities increased $23.9 million to $463.7 million for the quarter ended September 30, 2007, from $439.8 million for the quarter ended September 30, 2006.  The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balance of certificates of deposit and borrowed funds, offset in part by decreases in NOW, money market, and savings account balances.  The increase in the average balance of certificates of deposit was primarily due to management’s decision on offering very competitive rates on certificate of deposits and an increase in the average balance of brokered certificates of deposit, which increased $12.1 million to $30.4 million for the quarter September 30, 2007, from $18.3 million for the quarter ended September 30, 2006.  The average cost of funds increased to 4.03% for the quarter ended September 30, 2007, from 3.59% for the quarter ended September 30, 2006, due to an increase in the current market interest rates, a shift of core deposits into higher cost certificates of deposits, and an increase in the average balance of certificates of deposit.

Interest expense increased by $2.46 million to $13.55 million for the nine months ended September 30, 2007, compared to $11.09 million for the nine months ended September 30, 2006.  The increase in interest expense was due to an increase in the average balance of interest-bearing liabilities and an increase in the average cost of funds.  The average balance of interest-bearing liabilities increased $25.0 million to $458.6 million for the nine months ended September 30, 2007, from $433.6 million for the nine months ended September 30, 2006.  The increase in the average balance of interest-bearing liabilities primarily reflects an increase in the average balance of certificates of deposit, offset in part by decreases in NOW, money market and savings balances and borrowed funds.  The increase in average interest-bearing liabilities was due to management’s decision on offering very competitive rates on certificate of deposits and in part to the Company’s utilization of brokered certificates of deposit, which the average balance increased $19.3 million to $30.4 million for the nine months ended September 30, 2007 from $11.1 million for the nine months ended September 30, 2006.  The average cost of funds increased to 3.95% for the nine months ended September 30, 2007, from 3.42% for the nine months ended September 30, 2006, due to an increase in the current market rates and a shift of core deposits into higher cost certificates of deposit.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the three months and nine months ended September 30, 2007 and 2006, respectively.

	For the Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$469,649	$7,653	6.49%	$448,778	$6,943	6.19%
Securities available-for-sale	18,942	232	4.90	21,117	243	4.59
Interest-bearing cash	8,663	105	4.77	722	8	4.65
Total interest-earning assets	497,254	$7,990	6.40%	470,617	7,194	6.11%
Noninterest-earning assets	29,157			30,398
Total assets	$526,411			$501,015

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$82,858	$287	1.37%	$83,511	$272	1.29%
Passbook savings	25,869	35	0.54	25,939	22	0.33
Certificates of deposit	246,353	3,031	4.88	222,298	2,385	4.26
Borrowed funds	108,639	1,363	4.98	108,015	1,297	4.76
Total interest-bearing liabilities	463,719	$4,716	4.03%	439,763	$3,976	3.59%
Noninterest-bearing liabilities	20,829			18,605
Total liabilities	484,548			458,368
Equity	41,863			42,647
Total liabilities and equity	$526,411			$501,015

Net interest income		$3,274			$3,218
Net interest rate spread			2.37%			2.52%
Net interest margin			2.64%			2.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.23%			107.02%

	For the Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$461,068	$22,332	6.46%	$442,462	$20,167	6.08%
Securities available-for-sale	19,342	701	4.83	21,400	718	4.47
Interest-bearing cash	10,609	392	4.95	1,067	34	4.23
Total interest-earning assets	491,019	$23,425	6.36%	464,929	20,919	6.00%
Noninterest-earning assets	29,183			29,314
Total assets	$520,202			$494,243

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$83,216	$812	1.30%	$86,231	$785	1.22%
Passbook savings	26,180	97	0.50	26,734	64	0.32
Certificates of deposit	241,004	8,662	4.81	212,305	6,417	4.04
Borrowed funds	108,195	3,979	4.92	108,314	3,824	4.72
Total interest-bearing liabilities	458,595	$13,550	3.95%	433,584	$11,090	3.42%
Noninterest-bearing liabilities	19,658			17,751
Total liabilities	478,253			451,335
Equity	41,949			42,908
Total liabilities and equity	$520,202			$494,243

Net interest income		$9,875			$9,829
Net interest rate spread			2.41%			2.58%
Net interest margin			2.67%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.07%			107.23%

Provision for Loan Losses.  The Company's provision for loan losses was $245,000 and $60,000 for the quarters ended September 30, 2007 and 2006, respectively.  The increase in provision is related to the increase in nonperforming and special mention loans outstanding.  The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company's portfolio, and other factors related to the collectibility of the Company's loan portfolio.  The Company’s total loan portfolio increased $5.1 million, or 1.1% from September 30, 2006 to September 30, 2007.  This increase primarily consisted of increases in commercial real estate and consumer loans.  The Company’s out-of-state real estate loans decreased $5.2 million, or 3.6%, from September 30, 2006 to September 30, 2007.  Purchased out-of-state real estate loans generally constitute a higher rate of risk than originated loans due to the size, location and type of collateral securing such loans.  The economic conditions in the Bank’s primary market areas remain stable.  The net charge-offs were $119,000 for the nine months ended September 30, 2007, compared to $63,000 for  the nine months ended September 30, 2006.  The resulting allowance for loan loss was $3.7 million and $3.4 million at September 30, 2007 and September 30, 2006, respectively.

The allowance for loan losses as a percentage of total loans receivable increased to 0.79% at September 30, 2007 from 0.74% at September 30, 2006.  The level of nonperforming loans increased to $2.39 million at September 30, 2007 from $632,000 at September 30, 2006 and the level of special mention loans increased to $2.71 million at September 30, 2007 from $996,000 at September 30, 2006.  This increase is primarily associated with three borrowers.  Management has increased efforts on working out these weaker credits, which are directly related to single family home construction projects. Management believes that the increase in the allowance for loan loss reflects a shift in the economy in some of the markets the Company operates, specifically the Des Moines, Iowa metropolitan area. The Company’s charge-off history has not been affected by these borrowers but additional provisions have been realized due to the other assessment factors listed above.

Management believes that the allowance for loan losses is adequate as of September 30, 2007.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management's control.

Noninterest Income.  Total noninterest income increased by $322,000, or 19.8%, to $1.95 million for the quarter ended September 30, 2007, from $1.62 million for the quarter ended September 30, 2006.  The increase in noninterest income was primarily due to increases in fees and service charges, mortgage banking income, and other income, offset in part by decreases in abstract fees.  Fees and service charges increased $233,000 primarily due to an increase in fees associated with checking accounts, including overdraft fees and loan prepayment fees.  During the quarter ended September 30, 2007, the Company recorded $55,000 in loan prepayment fees, compared to $45,000 for the quarter ended September 30, 2006.  Abstract fees decreased $37,000 due to a decrease in real estate activity.  Other income, which primarily includes annuity, securities, and insurance sales, and income associated with foreclosed real estate, increased $45,000 primarily due to an increase in income from securities sales.  Mortgage banking income increased $81,000 due to an increase in loans originated for the secondary market.

Total noninterest income increased by $22,000, or 0.4%, to $5.34 million for the nine months ended September 30, 2007, from $5.32 million for the nine months ended September 30, 2006.  The increase was due to increases in fees and service charges, mortgage banking income, and other income, offset by decreases in abstract fees.  Fees and service charges increased $16,000 due primarily to a increase in overdraft fees, offset in part by decreases in loan prepayment fees.  During the nine months ended September 30, 2007, the Company recorded $118,000 in loan prepayment fees, compared to $489,000 for the nine months ended September 30, 2006.  Abstract fees decreased $216,000 due in part to the sale of one of the Company’s three abstract offices at the end of the second quarter of 2006 and a decrease in real estate activity.  Other income, which primarily includes annuity, securities, and insurance sales and income associated with foreclosed real estate, increased $68,000 primarily due to an increase in income from annuity, securities, and insurance sales.  Mortgage banking income increased $153,000 due to an increase in loans originated for the secondary market.

Noninterest Expense.  Total noninterest expense increased by $278,000, or 8.6%, to $3.51 million for the quarter ended September 30, 2007, from $3.23 million for the quarter ended September 30, 2006.  The increase is primarily due to an increase in compensation and employee benefits expense.  Compensation and employee benefits expense increased $172,000 primarily due to normal salary increases, increased personnel and severance costs.  The Company's efficiency ratio for the quarter ended September 30, 2007 and 2006 was 67.19% and 66.70%, respectively.  The Company's ratio of noninterest expense to average assets for the quarters ended September 30, 2007 and 2006 was 2.67% and 2.58%, respectively.

Total noninterest expense increased by $656,000 or 6.7%, to $10.48 million for the nine months ended September 30, 2007, from $9.82 million for the nine months ended September 30, 2006.  The increase was primarily due to increases in compensation and benefits, professional fees related to information technology enhancements, and other operating expenses related to the Bank’s growth.  The Company's efficiency ratio for the nine months ended September 30, 2007 and 2006 was 68.87% and 64.84%, respectively.  The Company's ratio of noninterest expense to average assets for the nine months ended September 30, 2007 and 2006 was 2.69% and 2.65%, respectively.

Income Taxes.  Income taxes increased by $9,000 to $455,000 for the quarter ended September 30, 2007, compared to $446,000 for the quarter ended September 30, 2006.  The increase in income taxes was primarily due to a reduction of available tax credits.

Income taxes decreased by $224,000 to $1.32 million for the nine months ended September 30, 2007, compared to $1.54 million for the nine months ended September 30, 2006.  The decrease was primarily due to a decrease in pre-tax earnings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In March 2006 and June 2007, the Company approved Stock Repurchase Plans which provide for the repurchase of up to 100,000 shares and 75,000 shares respectively, of the Company’s common stock.  At September 30, 2007, the March 2006 Stock Repurchase Plan was fully utilized during the quarter and 64,250 shares can be repurchased under the June 2007 Stock Repurchase Plan.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under The Plan

March 2006 Plan:

July 1, 2007 to July 31, 2007	-	-	-	4,450

August 1, 2007 to August 31, 2007	4,450	$40.00	4,450	-

September 1, 2007 to September 30, 2007	-	-	-	-

June 2007 Plan:

July 1, 2007 to July 31, 2007	-	-	-	75,000

August 1, 2007 to August 31, 2007	7,550	$39.44	7,550	67,450

September 1, 2007 to September 30, 2007	3,200	$39.05	3,200	64,250
Total	15,200		15,200

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)
3.2	Bylaws of North Central Bancshares, Inc.	(1)
3.3	Bylaws of North Central Bancshares, Inc., as amended	(2)
4.1	Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)	(1)
4.2	Bylaws of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge).	(1)
4.3	Specimen Stock Certificate of North Central Bancshares, Inc.	(1)
4.4	Bylaws of First Federal Savings Bank of Iowa, as amended	(2)
10.1	Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement (incorporating Amendments 1 and 2)	(6)
10.1A	Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(7)
10.1B	Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(7)
10.2	ESOP Loan Documents, dated September 3, 1996	(5)
10.3	Amended and Restated Employee Retention Agreements between First Federal Savings Bank of Fort Dodge and certain executive officers	(3)
10.4	Employment Agreement between First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and David M. Bradley, effective as of August 31, 1994	(1)
10.6	Form of Employment Agreement between North Central Bancshares, Inc. and David M. Bradley	(1)
10.8	North Central Bancshares, Inc. 1996 Stock Option Plan	(4)
10.9	Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan	(6)
10.10	Supplemental Retirement and Deferred Compensation Plan of First Federal Savings Bank of Iowa	(7)
10.11	Form of Employment Agreement between First Federal Savings Bank of Iowa and C. Thomas Chalstrom	(8)
10.12	Tax Allocation Agreement between North Central Bancshares, Inc. and Subsidiaries	(2)
10.13	Form of Employment Agreement North Central Bancshares, Inc. and C. Thomas Chalstrom	(8)
10.14	North Central Bancshares, Inc. 2006 Stock Incentive Plan	(9)
10.15	North Central Bancshares, Inc. 2006 Incentive Award Plan	(10)
10.16	Form of Restricted Stock Award Notice	(11)
10.17	Form of Stock Option Agreement	(12)
10.18	Novation of Employment Agreements
14.1	Code of Ethics for Senior Financial Officers of North Central Bancshares, Inc.	(2)
21.1	Subsidiaries of the Registrant	(1)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

(1)	Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 filed with the SEC on December 18, 1995, as amended.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 1998.

(4)	Incorporated herein by reference to the Amended Schedule 14A filed with the SEC on August 14, 1996.

(5)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1997.

(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1998.

(7)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2002.

(8)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2006.

(9)	Incorporated herein by reference to the Schedule 14A filed with the SEC on March 20, 2006.

(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2006.

(11)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

(12)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH CENTRAL BANCSHARES, INC.

Date: November 13, 2007	BY: /s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: November 13, 2007	BY: /s/ Kyle C. Cook
Kyle C. Cook, Chief Financial Officer