Form 10-K
period 2007-12-31
NORTH CENTRAL BANCSHARES INC
filed 2008-03-28
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from ________ to ________

Commission File No. 0-27672

NORTH CENTRAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-1449849
(State of incorporation)	(I.R.S. Employer Identification No.)

825 Central Avenue	(515) 576-7531
Fort Dodge, Iowa 50501	(Registrant’s telephone number,
(Address of principal executive offices)	Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Listed
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 2b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of June 30, 2007 was $46,205,961.

As of March 3, 2008, there were issued and outstanding 1,340,948 shares of the registrant's common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Proxy Statement for the registrant's 2008 Annual Meeting of Shareholders are incorporated by reference to Items 10, 11, 12, 13 and Item 14 of Part III hereof.
2. Portions of the 2007 Annual Report to Shareholders are incorporated by reference to Items 5, 6, 7, 7A and 8 of Part II hereof.

PART I

North Central Bancshares, Inc. (the “Company”) and First Federal Savings Bank of Iowa (the “Bank”) may from time to time make written or oral “forward-looking statements.” These forward-looking statements may be contained in this annual filing with the Securities and Exchange Commission (the “SEC”), the Annual Report to Shareholders, other filings with the SEC, and in other communications by the Company and the Bank, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.

Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company’s control, and other factors discussed in this Form 10-K, as well as other factors identified in the Company’s filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

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

ITEM 1. BUSINESS

General

North Central Bancshares, Inc., an Iowa corporation, is the holding company for First Federal Savings Bank of Iowa, a federally chartered savings bank. The Company owns 100% of the outstanding stock of the Bank. The Company’s stock is quoted on the Nasdaq Global Market under the symbol “FFFD.”

At this time, the Company conducts business as a unitary savings and loan holding company and the principal business of the Company consists of the operation of the Bank. The Company’s executive offices are located at the home office of the Company at 825 Central Avenue, Fort Dodge, Iowa. The Company’s telephone number is (515) 576-7531.

First Federal Savings Bank of Iowa

The Bank is a federally-chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and ten branch offices located in Iowa. Eight of the Bank’s branches are located in north central and central Iowa, in the cities of Fort Dodge, Nevada, Ames, Perry, Ankeny, Clive and West Des Moines. Three of the Bank’s offices are located in southeast Iowa, in the cities of Burlington and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was originally chartered in 1954, and on May 7, 1987 became a federally chartered savings bank. The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank’s market areas, and investing such deposits in one- to four-family residential real estate mortgages, multifamily and commercial mortgages and consumer loans, with emphasis on second mortgage loans. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank has been a member of the Federal Home Loan Bank (“FHLB”) System since 1954. At December 31, 2007, the Bank had total assets of $510.8 million, total deposits of $367.0 million, and total shareholders’ equity of $40.8 million.

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

The unemployment rate for the month of December 2007 for Webster County was 4.5%, for Story County 3.0%, for Dallas County 3.4%, for Polk County 3.8%, for Henry County 5.3% and for Des Moines County 5.7%. These compare to the national rate of 5.0% and the State of Iowa rate of 4.0%.

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

Lending Activities

Loan Portfolio Composition. The principal components of the Company’s loan portfolio are fixed-rate and adjustable-rate first mortgage loans secured primarily by one- to four-family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential and commercial real estate and secured and unsecured consumer loans, with emphasis on second mortgage real estate loans. At December 31, 2007, the Company’s total loans receivable was $452.5 million, of which $195.6 million, or 43.2%, were one- to four-family residential real estate first mortgage loans, $56.6 million, or 12.5%, were multifamily real estate first mortgage loans, primarily purchased by the Company, $109.2 million, or 24.1%, were commercial real estate first mortgage loans, primarily purchased by the Company, and $17.4 million, or 3.8% were construction real estate loans. Consumer loans, consisting primarily of second mortgage loans and automobile loans, totaled $73.7 million, or 16.3%, of the Company’s loan portfolio.

Loans to One Borrower. Savings associations, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association’s unimpaired capital and surplus. Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral. Such collateral is defined to include certain debt and equity securities, but generally does not include real estate. At December 31, 2007, it was the Company’s policy to limit loans to one borrower to $5.5 million, with higher limits subject to board approval. At December 31, 2007, it was the Company’s policy to limit loans to related entities, corporate groups, or common guarantors to $9.0 million. These limitations are less than regulatory requirements. At December 31, 2007, the Company’s largest aggregate outstanding loans to a single borrower or group of related borrowers totaled $6.4 million. The Company had three other lending relationships of over $4.0 million as of December 31, 2007. At December 31, 2007, each of these loans were performing, pursuant to their respective terms.

Analysis of Loan Portfolio. Set forth below are selected data relating to the composition of the Company’s loan portfolio by type of loan as of the dates indicated:

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
First mortgage loans:
One- to four-family residential	$195,586	43.23%	$214,499	47.31%	$201,242	45.88%	$179,311	42.81%	$171,604	46.71%
Multifamily	56,587	12.51	65,807	14.52	73,946	16.86	78,428	18.73	69,963	19.04
Commercial	109,186	24.13	95,508	21.07	81,255	18.52	90,907	21.70	69,609	18.95
Construction	17,385	3.84	12,091	2.67	21,192	4.83	14,308	3.42	2,285	0.62
Total first mortgage loans	378,744	83.71	387,905	85.57	377,635	86.09	362,954	86.66	313,461	85.32

Consumer loans:
Automobiles	12,667	2.80	10,459	2.31	9,252	2.11%	9,052	2.16%	9,801	2.67%
Second mortgage(1)	54,586	12.06	49,070	10.82	44,218	10.08	39,701	9.48	37,601	10.23
Other(2)	6,460	1.43	5,901	1.30	7,545	1.72	7,134	1.70	6,533	1.78
Total consumer loans	73,713	16.29	65,430	14,43	61,015	13.91	55,887	13.34	53,935	14.68
Total loans receivable	$452,457	100.00%	$453,335	100.00%	$438,650	100.00%	$418,841	100.00%	$367,396	100.00%

Less:
Undisbursed portion of construction loans	$2,364	0.52%	$1,217	0.27%	$5,666	1.29%	$9,114	2.18%	$1,855	0.50%
Unearned loan (premium) discount	(370)	(0.08)	(583)	(0.13)	(769)	(0.18)	(984)	(0.24)	(696)	(0.19)
Net deferred loan origination fees (costs)	119	0.03	165	0.04	149	0.03	160	0.04	113	0.03
Allowance for loan losses	3,487	0.77	3,493	0.77	3,326	0.76	3,235	0.77	3,165	0.86
Total loans receivable, net	$446,857	98.76%	$449,043	99.05%	$430,278	98.10%	$407,316	97.25%	$362,959	98.80%

(1)
Second mortgage loans included $5.7 million, $5.4 million, $5.0 million, $5.4 million, $4.9 million of nonowner-occupied residential first mortgage loans at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

(2)	Other consumer loans included $1.9 million, $2.0 million, $2.3 million, $2.8 million, and $2.1 million of commercial mortgage loans at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

Loan Maturity Schedule. The following table sets forth the maturity or period to repricing of the Company’s loan portfolio at December 31, 2007. Overdraft lines of credit are reported as due in one year or less. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due.

	At December 31, 2007
	Within 1 Year	1-3 Years		3-5 Years	5-10 Years	10-20 Years	Beyond 20 Years		Total
	(In thousands)
First mortgage loans:
One- to four-family Residential	$44,336		$50,924	$54,131	$22,488	$26,636	$$	2,181	$200,696
Multifamily	22,660		18,781	14,392	754	-		-	56,587
Commercial	53,994		21,342	24,658	17,725	3,742		-	121,461
Consumer loans (1)	9,201		24,198	23,076	11,664	5,115		459	73,713
Total	$130,191	$$	115,245	$116,257	$52,631	$35,493	$$	2,640	$452,457

(1)	Includes second mortgage loans of $54.6 million at December 31, 2007.

The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 2007 due after December 31, 2008.

	Due After December 31, 2008
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loans:
One- to four-family residential(1)	$55,674	$100,686	$156,360
Multifamily	6,054	27,873	33,927
Commercial	34,332	33,135	67,467
Consumer loans (2)	58,955	5,557	64,512
Total	$155,015	$167,251	$322,266

(1)
One- to four-family loans include $17.0 million of loans with repricing periods greater than 5 years that have been classified as fixed rate loans. $41.7 million of loans with repricing periods less than 5 years have been classified as adjustable rate loans.

(2)	Includes second mortgage loans of $47.9 million at December 31, 2007.

One- to four-family Residential Real Estate Loans. Traditionally, the Company’s primary lending activity consists of the origination of fixed- and adjustable-rate one- to four-family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company’s market area. The Company also originates one- to four-family, interest-only construction loans that convert to permanent loans after an initial construction period that typically runs up to twelve months. At December 31, 2007, 28.5% of the Company’s residential real estate loans had fixed rates, and 71.5% had adjustable rates.

The Company originates loans for portfolio and sells loans in the secondary mortgage market. However, the Company’s one- to four-family, fixed-rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Freddie Mac and Fannie Mae purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market. The Company has sold fixed-rate loans with maturities of 15 years or greater in the secondary mortgage market. For the year ended December 31, 2007, the Company sold $36.1 million of one- to four-family residential mortgage loans, generally to lower the Company’s interest rate risk. One- to four-family portfolio loans are underwritten and originated according to policies approved by the board of directors.

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

The Company’s adjustable rate mortgage loans, or “ARM loans,” are generally originated for terms of up to 30 years, with interest rates that adjust annually after an initial fixed rate period. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments. At December 31, 2007, the Company generally offered ARM loans with annual rate caps of 2.00% and maximum life-of-loan caps of 6.00% above the initial interest rate. At present, the interest rate on the Company’s ARM loans are calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year. In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One- to four-family residential ARM loans totaled $146.2 million, or 32.3%, of the Company’s total loan portfolio at December 31, 2007.

The primary purpose of offering ARM loans is to make the Company’s loan portfolio more interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Company’s credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discussion of Market Risk - Interest Rate Sensitivity Analysis” in the 2007 Annual Report to Shareholders, which is included as Exhibit 13.1 to this Form 10-K and incorporated herein by reference.

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

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. The Company originates one- to four-family residential mortgage loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 100% of the lesser of the appraised value of the security property or the contract price. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to be at or below the 80% loan-to-value level. The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion or title insurance on all properties securing real estate loans originated by the Company.

Multifamily Residential and Commercial Real Estate Loans. The Company’s loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $178.0 million, or 39.4%, of the Company’s total loan portfolio at December 31, 2007. Of such loans, $119.4 million, or 67.1%, were purchased or originated by the Company and were secured by properties outside the State of Iowa. The multifamily and commercial real estate loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings. Multifamily residential and commercial real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of project. See “-Purchased or Out of State Originated Loans.”

All purchased or out of state originated multifamily or commercial real estate loans in excess of $1.0 million are approved by the chief executive officer, chief operating officer and the board of directors and are subject to the same underwriting standards as for loans originated by the Company. All out of state originated loans less than $1.0 million are approved by the Company’s chief executive officer and chief operating officer and ratified by the board of directors and are subject to the same underwriting standards as loans originated by the Company. Before a loan is purchased, the Company obtains copies of the original loan application, title insurance policy, appraisal and personal financial statements of any guarantors of the loan, and certified rent rolls. An executive officer of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. At December 31, 2007, $22.0 million, or 19.5%, of out of state multifamily and commercial real estate loans were serviced by the Bank. At December 31, 2007, $90.7 million, or 80.5%, of the out of state multifamily and commercial real estate loans were serviced by the originating financial institution or mortgage company. The Company imposes a $3.0 million limit on the aggregate size of multifamily and commercial loans to any one borrower for loans secured by real estate located outside the State of Iowa and a $5.5 million limit on the aggregate size of multifamily and commercial loans to one borrower applied to loans secured by real estate located in Iowa. The Company also imposes a $3.0 million and $4.0 million loan limit per secured property located outside and inside the State of Iowa, respectively. Any exceptions to these limits must be specifically approved by the board of directors on a loan-by-loan basis within the Company’s legal lending limit. See “Regulation - Regulation of Federal Savings Associations - Loans to One Borrower.”

Loans secured by multifamily and commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and such loans also typically have larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from such real estate projects is reduced, the borrower’s ability to repay the loan may be impaired. As a result, these types of loans present greater potential loan delinquencies and loan losses than single-family residential loans.

Construction Lending. The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multifamily real estate. At December 31, 2007, the Company’s construction loan portfolio totaled $17.4 million, or 3.8%, of the Company’s total loan portfolio. Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months. These construction loans have rates and terms which generally match the one- to four-family ARM loan rates then offered by the Company, except that during the construction phase the borrower pays interest only. Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Generally, construction loans to builders of one- to four-family residences require the payment of interest only with terms of up to 12 months. These loans may also provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest. At December 31, 2007, the Company had $5.1 million of one- to four-family construction loans.

Construction loans on commercial and multifamily real estate projects may be secured by apartments, small office buildings, strip retail centers, or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months. During the construction phase the borrower pays interest only. These loans generally provide for the payment of interest and loan fees from loan proceeds. At December 31, 2007, the Company had approximately $6.5 million of loans for the construction of commercial real estate.

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

Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which consists primarily of one- to four-family second mortgage loans, including home equity lines of credit. As of December 31, 2007, consumer loans totaled $73.7 million, of which second mortgage loans totaled $54.6 million, or 12.1%, of the Company’s total loan portfolio. The Company’s second mortgage loans generally have fixed interest rates for terms of 3 to 5 years. The Company’s home equity lines of credit are adjustable rate loans with terms up to ten years. The Company’s second mortgage loans are generally secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 90%. In recent years the Company has begun originating one- to four-family second mortgage loans of up to 100%. These type loans are subject to stricter underwriting guidelines. Generally, loans in excess of 90% loan-to-value are insured through a pool insurance product, unless the loan has secondary collateral. Effective first quarter 2008, the loan-to-value requirement was changed to 85%. The average principal amount of the Company’s second mortgage loans is approximately $22,000.

To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally up to 100% loan-to-value basis for new cars. All of the Company’s automobile loans were originated by the Company and generally have terms of up to five years. At December 31, 2007, automobile loans totaled $12.7 million, or 2.8%, of the Company’s total loan portfolio.

In addition, the Company also makes other types of consumer loans, including unsecured signature loans, for various purposes. At December 31, 2007, other consumer loans totaled $6.5 million, or 1.4%, of the Company’s total loan portfolio. Included in other consumer loans are unsecured consumer loans which totaled $1.1 million, or 0.24%, of the Company’s total loan portfolio. The minimum loan amount for unsecured signature loans is $2,000, the maximum loan amount for such loans is generally $5,000, and the average balance of such loans is approximately $2,700.

The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans are generally secured and are originated for any business purpose, such as for the purchase of business equipment.

The Company's business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company expects consumer loan demand will come from its existing customer base. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 2007, $250,000, or 0.34%, of the Company's consumer loan portfolio was on non-accrual status.

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

After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, and amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. At December 31, 2007, the Company had outstanding commitments to originate $1.1 million of loans. This amount does not include commitments to purchase loans, undisbursed overdraft loan privileges, undisbursed home equity lines of credit or the unfunded portion of loans in process.

Purchased or Out of State Originated Loans. At December 31, 2007, the Company's loan portfolio contained $133.8 million of loans secured by out of state properties. These loans represented 29.6% of the Company's total loan portfolio at December 31, 2007. All of the one- to four-family, multifamily residential and commercial real estate loans in the Company’s loan portfolio, which are purchased out of state by the Company, are generally without recourse to the seller. At December 31, 2007, the Company's out of state multifamily residential and commercial real estate loans had an average balance of $685,000 and the largest loan had a principal balance of $3.0 million. As of December 31, 2007, there were two out of state commercial real estate loans totaling $302,000 that were more than 90 days past due.

To supplement its origination of one- to four-family first mortgage loans, the Company also purchases first mortgage loans secured by out of state one- to four-family residences. At December 31, 2007, $14.3 million, or 3.2%, of the Company's total loan portfolio consisted of out of state one- to four-family loans. As of December 31, 2007, there were no out of state one- to four-family first mortgage loans that were more than 90 days past due.

There are certain risks with loans purchased by the Company that are not associated with loans the Company originates. At December 31, 2007, $18.7 million, or 13.9%, of purchased loans were serviced by the Bank. At December 31, 2007, $116.5 million, or 86.1%, of purchased loans were serviced by the originating financial institution or mortgage company. Although the Company reviews each purchased loan using the Company's underwriting criteria for originations and a Company officer performs an on-site inspection of each purchased multifamily and commercial real estate loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review. In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with loans the Company originates. Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company's market areas. If economic conditions continue to limit the Company's opportunities to originate loans in its market areas, the Company may increase its investment in out of state mortgage loans. There can be no assurance, however, that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

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

Set forth below is a table of the Company's out of state purchased or originated loans by state of origin (including multifamily residential, commercial real estate and one- to four-family first mortgage loans) as of December 31, 2007.

State	Balance as of December 31, 2007	Percentage as of December 31, 2007
	(In thousands)

California	$25,182	18.8%
Washington	13,573	10.1
Wisconsin	10,333	7.7
South Carolina	10,250	7.7
Utah	9,047	6.8
Colorado	8,578	6.4
Nebraska	6,804	5.1
Missouri	6,799	5.1
Oregon	6,506	4.9
Florida	4,879	3.6
Minnesota	4,149	3.1
Arizona	4,124	3.1
Arkansas	3,314	2.5
Indiana	3,000	2.2
South Dakota	2,938	2.2
Illinois	2,287	1.7
Michigan	2,250	1.7
Ohio	2,079	1.6
Virginia	1,677	1.3
District of Columbia	1,500	1.1
Texas	1,493	1.1
Nevada	1,480	1.0
Kansas	1,180	0.9
North Carolina	337	0.3

Total	$133,759	100.0%

Origination, Purchase and Sale of Loans. The table below shows the Company's originations, purchases and sales of loans for the periods indicated.

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)
Total loans receivable at beginning of period	$453,335	$438,650	$418,841
Originations:
First mortgage loans:
One- to four-family residential	55,106	46,247	74,583
Multifamily	2,104	9,702	-
Commercial	21,291	16,281	8,455
Consumer loans:
Automobile	10,518	8,406	7,095
Second mortgage	31,559	28,830	24,779
Other	5,001	3,435	4,208
Total originations:	125,579	112,901	119,120
Loan Purchases:
First mortgage one- to four-family	6,293	11,269	1,579
First mortgage multifamily	1,707	8,763	9,983
First mortgage commercial	32,591	20,370	12,462
Loan Sales:
First mortgage one- to four-family	(36,072)	(19,188)	(19,488)
First mortgage commercial	(2,000)	-	-
Transfer of mortgage loans to foreclosed real estate	(2,360)	(267)	(840)
Repayments	(126,616)	(119,163)	(103,007)
Net loan activity	(878)	14,685	19,809
Total loans receivable at end of period	$452,457	$453,335	$438,650

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Net deferred fees and costs are recognized into income immediately upon prepayment of the related loan. At December 31, 2007, the Company had $119,000 of deferred loan origination fees, net. Such fees vary with the type of loans and commitments made. The Company typically charges a document preparation fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges, late charges and loan prepayment fees. The Company recognized fees and service charges of $4.6 million, $4.4 million and $4.5 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.

Investment Activities

At December 31, 2007, the Company's investment portfolio was comprised of state and local obligations, mortgage-backed securities, mutual funds, interest-bearing deposits and equity securities consisting of Freddie Mac preferred stocks, Fannie Mae preferred stock, Federal Home Loan Bank stock and other common stock. At December 31, 2007, $967,000, or 34.9%, of the Company's investment portfolio, excluding mortgage-backed securities, mutual funds and equity securities, was scheduled to mature in one year or less, $831,000 million, or 30.0%, was scheduled to mature within one to five years, and $972,000, or 35.1%, was scheduled to mature in more than five years.

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

Investment Portfolio. The following table sets forth the carrying value of the Company's investment portfolio at the dates indicated.

	At December 31,
	2007	2006	2005
	(In thousands)

Investment securities:
Mortgage-backed securities	$2,191	$2,881	$4,255
State and local obligations	2,770	3,674	3,366
FHLB stock	5,064	5,476	5,250
Mutual funds	1,938	1,946	1,950
Equity securities	4,636	6,053	5,887
Total investment securities	16,599	20,030	20,708
Interest-earning deposits	3,132	12,431	552
Total investments	$19,731	$32,461	$21,260

Investment Portfolio Maturities. The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company's investment portfolio at December 31, 2007.

	At December 31, 2007
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Fair Value	Average Life in Years	Annualized Weighted Average Yield
	(Dollars in thousands)
Investment securities:
Mortgage-backed securities	$-	-	$183	5.75%	$77	6.43%	$1,931	3.95%	$2,191	$2,191	2	4.18%
State and local obligations(1)	967	3.71	831	4.25	972	5.95	-	-	2,770	2,770	2	4.66
Mutual funds	-	-	-	-	-	-	-	-	1,938	1,938		5.02
FHLB stock	-	-	-	-	-	-	-	-	5,064	5,064		4.50
Preferred stock-Fannie Mae(2)	-	-	-	-	-	-	-	-	781	781		5.81
Preferred stock-Freddie Mac(2)	-	-	-	-	-	-	-	-	3,855	3,855		5.71
Total securities available-for-sale	$967	3.71%	$1,014	4.52%	$1,049	5.99%	$1,931	3.95%	$16,599	$16,599		4.89%
Interest-bearing deposits	3,132	3.84	-	-	-	-	-	-	3,132	3,132		3.84
Total investments	$4,099	3.81%	$1,014	4.52%	$1.049	5.99%	$1,931	3.95%	$19,731	$19,731		4.72%

(1)	Certain securities have call features which allow the issuer to call the security prior to maturity date.
(2)	Certain securities have call features which allow the issuer to call the security.

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

Deposits. During 2007, consumer and commercial deposits were attracted principally from within the Company's market area through the offering of a broad selection of deposit instruments including noninterest-bearing demand accounts, NOW accounts, savings accounts, money market savings, certificates of deposit, and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors. The maximum rate of interest which the Company may pay is not established by regulatory authority. The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. Public fund deposits totaled $6.7 million at December 31, 2007, an increase of $5.0 million from December 31, 2006. Beginning fiscal year 2005, the Company began utilizing brokered certificates of deposit as an alternative wholesale funding source. As of December 31, 2007, the Company had $23.6 million in brokered certificates of deposit, a decrease of $6.8 million from December 31, 2006.

Deposit Portfolio. Deposits with the Company as of December 31, 2007, were represented by the various types of deposit programs described below.

Weighted Average Interest Rate	Original Term	Checking and Savings Deposits	Minimum Balance	Balances	Percentage of Total Deposits
				(Dollars in thousands)

0.00%	None	Noninterest-bearing demand	$50	$13,673	3.8%
0.61	None	NOW accounts	50	54,180	14.8
0.40	None	Savings accounts	25	24,533	6.7
2.46	None	Money market savings	2,500	33,051	9.0
		Total non-maturing deposits		125,437	34.3

		Certificates of Deposit

2.49	1-3 months	Fixed term, fixed rate	$1,000	$180	0.1%
4.60	4-6 months	Fixed term, fixed rate	1,000	5,219	1.4
4.62	7-9 months	Fixed term, fixed rate	1,000	18,040	4.9
4.92	10-12 months	Fixed term, fixed rate	1,000	55,382	15.1
5.01	13-24 months	Fixed term, fixed rate	1,000	76,884	21.0
5.02	25-36 months	Fixed term, fixed rate	1,000	29,591	8.1
4.52	37-48 months	Fixed term, fixed rate	1,000	1,219	0.3
4.44	49-60 months	Fixed term, fixed rate	1,000	51,281	14.0
5.07	61 months or greater	Fixed term, fixed rate	1,000	2,715	0.8
		Total certificate of deposits		240,511	65.7
		Total deposits		$365,948	100.0%

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

		Increase	Increase		Increase	Increase
	Balance 12/31/07	(Decrease) %	(Decrease) $	Balance 12/31/06	(Decrease) %	(Decrease) $	Balance 12/31/05
	(Dollars in thousands)
Noninterest bearing demand	$13,673	6.92%	$885	$12,788	4.94%	$602	$12,186
NOW	54,180	9.15	4,544	49,636	0.80	394	49,242
Savings account	24,533	(2.49)	(627)	25,160	(6.98)	(1,888)	27,048
Money market savings	33,051	(4.72)	(1,637)	34,688	(22.64)	(10,153)	44,841
Certificates of deposit that mature:
within 12 months	143,970	7.15	9,601	134,369	25.91	27,652	106,717
within 12-36 months	70,749	(14.54)	(12,035)	82,784	15.02	10,811	71,973
beyond 36 months	25,792	23.38	4,887	20,905	6.39	(1,426)	22,331
Total	$365,948	1.56%	$5,618	$360,330	7.77%	$25,992	$334,338

		Increase	Increase		Increase	Increase
	Balance 12/31/05	(Decrease) %	(Decrease) $	Balance 12/31/04	(Decrease) %	(Decrease) $	Balance 12/31/03
	(Dollars in thousands)
Noninterest bearing demand	$12,186	11.35%	$1,242	$10,944	19.46%	$1,783	$9,161
NOW	49,242	4.15	1,960	47,282	13.65	5,680	41,602
Passbook savings	27,048	(5.38)	(1,538)	28,586	2.96	821	27,765
Money market savings	44,841	(2.51)	(1,153)	45,994	78.38	20,209	25,785
Certificates of deposit that mature:
within 12 months	106,717	33.54	26,805	79,912	(13.76)	(12,748)	92,660
within 12-36 months	71,973	(9.53)	(7,582)	79,555	41.39	23,287	56,268
beyond 36 months	22,331	(7.19)	(1,730)	24,061	(21.68)	(6,662)	30,723
Total	$334,338	5.69%	$18,004	$316,334	11.40%	$32,370	$283,964

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

	At December 31,
	2007	2006	2005
	(In thousands)
Rate

1.99% or less	$33	$347	$3,747
2.00-2.99%	1,697	11,233	50,257
3.00-3.99%	23,788	38,326	72,508
4.00-5.99%	214,983	188,062	69,999
6.00-7.99%	-	90	4,510
8.00% or greater	10	-	-
	$240,511	$238,058	$201,021

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2007.

	Amount Due
	Less Than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years	Total
	(In thousands)
Rate

1.99% or less	$33	$-	$-	$-	$-	$-	$33
2.00-2.99%	1,459	238	-	-	-507	-	1,697
3.00-3.99%	11,860	8,754	3,174	-	-	-	23,788
4.00-5.99%	130,608	46,515	12,068	12,172	13,620	-	214,983
6.00-7.99%	-	-	-	-	-	-	-
8.00% or greater	10	-	-	-	-	-	10
	$143,970	$55,507	$15,242	$12,172	$13,620	$-	$240,511

The following table indicates the amount of the Company's certificates of deposit, including brokered certificates of deposit, greater than $100,000 by time remaining until maturity at December 31, 2007.

Remaining Maturity	Certificates of Deposit over $100,000
(In thousands)

Three months or less	$7,610
Three through six months	11,463
Six through twelve months	7,096
Over twelve months	28,791
Total	$54,960

The following table sets forth the changes in deposits of the Company for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net increase (decrease) before interest credited	$(5,199)	$17,816	$11,330
Interest credited	10,817	8,176	6,674
Net increase in deposits	$5,618	$25,992	$18,004

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

	For theYear Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Weighted average rate paid on:
FHLB advances	4.94%	4.75%	4.59%
FHLB advances:
Maximum balance	$114,398	$115,424	$111,446
Average balance	106,527	108,749	102,223
Weighted average rate paid on:
Other borrowings	7.08%	1.00%	1.00%
Other borrowings:
Maximum balance	$700	$8	$13
Average balance	64	5	11

Title Abstract Business

A component of the Company's operating strategy to increase non-interest income is through the abstract company business conducted by a wholly owned subsidiary of the Bank, First Iowa Title Services, Inc. (“First Iowa”). First Iowa sold one of its three abstract offices at the end of the second quarter of 2006 and currently provides real estate title abstracting services in Webster and Boone counties of Iowa. These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate. This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels. The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company. Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise. Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market. First Iowa had 11 employees as of December 31, 2007.

Insurance and Annuity Business

Another component of the Company’s operating strategy to increase non-interest income is through First Federal Investment Services, Inc. (“First Federal Investments"), a wholly owned subsidiary of the Bank. First Federal Investments’ activities include the sale of life insurance on mortgage loans, credit life and accident and health insurance on consumer loans made by the Company. In addition, First Federal Investments sells life insurance, annuity products, mutual funds and other noninsured products. First Federal Investments had four employees as of December 31, 2007.

Mortgage Company Business

First Iowa Mortgage, Inc. is a wholly-owned subsidiary of the Bank. First Iowa Mortgage, Inc. originated first mortgage loans and subsequently sold those loans and the mortgage servicing rights to investors. First Iowa Mortgage, Inc. currently is inactive and these services are provided by the Bank.

Multifamily Apartment Buildings

On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership (“Northridge Partnership”), a subsidiary of the Bank, with the Fort Dodge Housing Corporation (“FDHC”), a non-profit Iowa corporation formed to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area. The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge. Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes. A 44-unit apartment complex was completed on February 1, 1997. The tax credits for the year ended December 31, 2007 were approximately $53,000. The final federal income tax credits of approximately $49,000 associated with this project will be recognized over the next 4 years.

On October 24, 1996, the Company formed the Northridge Apartments Limited Partnership II (“Northridge Partnership II”), a subsidiary of the Bank, to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area. Northridge Partnership II was awarded low-income housing tax credits in 2002 by the Iowa Finance Authority. These credits were awarded to construct a 23-unit apartment building in Fort Dodge, Iowa, which was completed on March 31, 2003. The tax credits for the year ended December 31, 2007 were approximately $127,000. The tax credits will continue for an additional 5.3 year period.

Personnel

At December 31, 2007, the Company had 123 full-time and 33 part-time employees (including the 11 employees of First Iowa and the 4 employees of First Federal Investments). None of the Company's employees are represented by a collective bargaining group. The Company believes its relationship with its employees to be good.

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

Bad Debt Reserves. The Bank, is a “large bank” as of December 31, 2007 (one with assets having an adjusted tax basis greater than $500 million) is no longer permitted to maintain a reserve for bad debts with respect to loans. The Bank instead utilizes the tax charge-off method for tax bad debt deductions.

Distributions. To the extent that the Bank makes “nondividend distributions” to shareholders, such distributions will be considered to result in distributions from the Bank's “base year reserve,” i.e. its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank's income.

The amount of additional taxable income created from a nondividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, in some situations, approximately one and one-half times the nondividend distribution would be includable in gross income for federal income tax purposes, assuming a 35% federal corporate income tax rate. We do not intend to pay distributions that would result in the recapture of any portion of our bad debt reserves.

Corporate Alternative Minimum Tax. The Internal Revenue Code (the “Code”) imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by AMTI minimum tax net operating loss carryovers, of which there is none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. The Company does not expect to be subject to the alternative minimum tax.

Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation

Iowa and Colorado Taxation. The Company and the Bank's subsidiaries file Iowa corporation tax returns and the Bank files an Iowa franchise and Colorado income tax return.

The Iowa corporate income tax rate ranges from 6% to 12% depending upon Iowa taxable income. Interest from federal securities is not taxable for purposes of the Iowa corporate income tax.

Iowa imposes a financial institution franchise tax, in lieu of the corporate income tax, on the Iowa franchise taxable income of thrift institutions at the rate of 5%. Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes. The net operating loss carryback and carryforward rules are similar to the federal rules.

Colorado’s corporate income tax is imposed on domestic and foreign corporations at a flat rate of 4.63% on net income derived from Colorado sources.

REGULATION
General

North Central Bancshares, Inc. is regulated as a savings and loan holding company by the OTS. The Company is required to file reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under the federal securities laws.

First Federal Savings Bank of Iowa, a wholly owned subsidiary of the Company, is a federally chartered savings bank, is subject to regulation, examination and supervision by the OTS, as its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as its deposit insurer. The Bank files reports with the OTS concerning its activities and financial condition. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the Bank’s capital levels, classification of assets and establishment of adequate loan loss reserves for regulatory purposes.

Regulation of Savings and Loan Holding Companies

The Company is registered as a unitary savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and any of its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Unlike bank holding companies, savings and loan holding companies are not subject to formal regulatory capital requirements.

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

The Home Owners’ Loan Act, as amended (the “HOLA”) prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under OTS Regulations) without prior OTS approval. In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring (i) through mergers, consolidation or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such association or company without prior OTS approval; and (ii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings association subsidiary that is approved by the OTS).

A savings and loan holding company also may not acquire as a separate subsidiary a savings association that has a principal office outside of the state where the principal office of its subsidiary savings association in located, except, (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if such holding company controls a savings association subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or (iii) if the laws of the home state of the savings institution to be acquired specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings association or savings and loan holding company is located or by a holding company that controls such a state chartered association.

The OTS recently amended its regulations to prohibit service at a savings and loan holding company by any person convicted of certain criminal offenses or who agreed to enter into a pre-trial diversion. The regulation implements a recently added provision of the Federal Deposit Insurance Act, the purpose of which was to prevent persons who are currently prohibited from serving at an insured institution from serving at a holding company controlling such institution. In general, persons convicted of criminal offenses involving dishonesty, breach of trust or money laundering are prohibited from serving at a bank or its holding company. OTS has the authority to review proposed appointments on a case-by-case basis, and by regulation has exempted categories of employees of certain savings and loan holding companies engaged in activities that the Holding Company is not permitted to not engage in.

Transactions between the Company or its subsidiaries and the Bank are subject to various conditions and limitations. See “-Regulation of Federal Savings Associations - Transactions with Affiliates” and “-Regulation of Federal Savings Associations - Limitation on Capital Distributions.”

Change of Control. Federal law requires, with few exceptions, OTS approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of the company. Among other criteria, under the HOLA, Change in Bank Control Act and OTS regulations, “control” is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of the savings association or holding company. Under OTS regulations, control is also presumed to exist, subject to rebuttal, if an acquiror acquires more than 10% of any class of voting stock (or more than 25% of any class of stock) and is subject to any of several “control factors,” including, among other matters, the relative ownership position of a person, the existence of control agreements and board composition.

Regulation of Federal Savings Associations

Business Activities. The Bank derives its lending and investment powers from the HOLA and OTS regulations promulgated thereunder. Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and certain other assets. The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage. The Bank’s authority to invest in certain types of loans or other investments is limited by federal law and regulation.

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

At December 31, 2007, the Bank met and exceeded each of its capital requirements. The table below presents the Bank’s regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2007:

	Bank	Capital Requirements	Excess Capital
	(In thousands)
Tangible capital	$35,176	$7,580	$27,596
Core capital	35,176	15,160	20,016
Risk-based capital	38,582	30,046	8,536

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

At December 31, 2007, the Bank met the criteria for being considered “well-capitalized.” When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

Limitation on Capital Distributions. The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including the payment of cash dividends. A savings association that is the subsidiary of a savings and loan holding company must file a notice or application with the OTS at least 30 days before making a capital distribution. An application is required if the total amount of an institution’s capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus the Bank’s retained net income for the previous two years.

The OTS may disapprove a notice of application if the:

•	Bank would be undercapitalized following the distribution;

•	proposed capital distribution raises safety and soundness concerns; or

•	capital distribution would violate a prohibition contained in any statute, regulation or agreement.

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

In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the DIF. Under the assessment system, the FDIC assigns an institution to one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment). Each risk category is assigned an assessment rate. Assessment rates currently range from 0.05% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns). The FDIC is authorized to raise the assessment rates as necessary to maintain the DIF. The Bank’s assessment rate at December 31, 2007 was 0.06%. A material increase in insurance assessments could have an adverse effect on the earnings of the Bank.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2007, the FDIC assessed DIF-insured deposits 1.14 basis points per $100 of deposits to cover those obligations. The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF. This obligation will continue until the Financing Corporation bonds mature in 2019.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986. The Bank met the QTL test at December 31, 2007, and in each of the prior 12 months, and, therefore, is a “qualified thrift lender.”

If the Bank fails the QTL test it must promptly come into compliance, operate under certain restrictions on its activities or convert to a bank charter, which would cause the Company to be regulated as a bank holding company, subject to the Bank Holding Company Act of 1956, as amended and the rules and regulations of the Board of Governors of the Federal Reserve System.

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

Consumer Protection and Other Laws and Regulations. The Bank is subject to various laws and regulations dealing generally with consumer protection matters. The Bank may be subject to potential liability under these laws and regulations for material violations. The Bank’s lending operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•
Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Servicemembers’ Civil Relief Act; and
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

To address current issues in the subprime mortgage market, the Board of Governors of the Federal Reserve has proposed amending Regulation Z, implementing the Truth in Lending Act and Home Ownership and Equity Protection Act, to protect consumers in the mortgage market from unfair, abusive or deceptive lending and servicing practices. These amendments would also address advertisements for mortgages loans, and require enhanced and earlier disclosures for consumers of higher-priced mortgage loans secured by the consumer’s principal dwelling. For purposes of the proposed regulation, a higher-priced mortgage would be a loan secured by a consumer’s principal dwelling having an annual percentage rate exceeding comparable Treasury security by three or more percentage points for first-lien loans or five or more percentage points for second mortgage. The proposed regulations would also prohibit a creditor from engaging in a pattern or practice of extending credit without regard to a borrower’s ability to repay from sources other that then collateral itself; require that creditors verify income and assets relied upon in making a loan; prohibit repayment payments, absent certain conditions; and require escrow accounts for taxes and insurance. While the Bank’s subprime activities are relatively limited, most mortgage loans originated by the Bank will be unaffected by these new regulations. However, until final regulations are promulgated, we cannot predict whether the proposed regulation will be adopted or the extent to which our business may be affected.

The Bank’s deposit operations are subject to federal laws applicable to deposit transactions, such as the:

•	Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;
•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Prohibitions against Tying Arrangements. As a federal savings association, the Bank is subject to the prohibitions on certain tying arrangements. The Bank is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Provisions. The Bank is required to disclose its policies for collecting and protecting nonpublic customer information. Customers generally may prevent the Bank from sharing their nonpublic personal information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Affiliate Marketing. The federal banking agencies, including the OTS recently finalized, a joint rule implementing Section 214 of the FACT Act, which provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations. In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations. The rule permits opt-out notices to be given by any affiliate that has a preexisting business relationship with the consumer and permits a joint notice from two or more affiliates. Moreover, such notice would not be applicable to the company using the information if it has a pre-existing business relationship with the consumer. Moreover, this notice may be combined with other required disclosures to be provided under other provisions of law, including notices required under the privacy provisions of the Gramm-Leach-Bliley Act.

Identity Theft. The federal banking agencies, including the OTS recently finalized, a joint rule implementing Section 315 of the FACT Act, requiring that each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. The rule became effective January 1, 2008 and mandatory compliance commences on November 1, 2008.

Among the requirements under the new rule, the Bank is required to adopt ‘‘reasonable policies and procedures’’ to:

•	Identify relevant red flags for covered accounts and incorporate those Red Flags into the Program;
•	Detect Red Flags that have been incorporated into the Program;
•	Respond appropriately to any Red Flags that are detected to prevent and mitigate identity theft; and
•	Ensure the Program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.

The Bank will be required to implement its plan no later than November 1, 2008.

Anti-Money Laundering/Terrorist Financing Requirements. The Company and the Bank are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (FHLB) of Des Moines, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of $10,000 or 0.12% of the total assets of the Bank. The Bank is also required to own activity based stock, which is based on 4.45% of the Bank’s outstanding advances. These percentages are subject to change by the FHLB. The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 2007 of $5.1 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

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

Effect of Governmental Monetary Polices. Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Federal Securities Laws. The Company’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

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

Sarbanes-Oxley Act. As a public company, the Company is subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing including:

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s regulator and the FDIC. The Company’s assessment of internal control over financial reports is included in Part III, Item 9A(T) of this 10-K.

•
The Company’s independent accountants are also required to provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting. The Company, as a smaller reporting company, is not subject to attestation provision until the year ending December 31, 2008;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies, including how they interact with the company’s independent auditors; and

•	a range of enhanced disclosure requirements as well as penalties for fraud and other violations.

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

Legislative and Regulatory Action. New statutes, regulations and guidance are regularly proposed and promulgated that potentially contain wide-ranging changes to the statutes, regulations and guidance impacting the competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed statute, regulation or other guidance will be adopted or promulgated, or the extent to which the business of either the Company or the Bank may be affected.

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

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our president and chief executive officer, chief financial officer, and our executive vice president that each contain a non-compete provision, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

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

Our branch expansion strategy may reduce our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branch until its customer base is built. We opened a new branch in West Des Moines, Iowa in 2006. The expense associated with building and staffing the new branch will significantly increase our noninterest expense, with compensation and occupancy costs constituting the largest amount of increased costs. Losses are expected from the new branch for some time as the expenses associated with it are largely fixed and is typically greater than the income earned as a branch builds up its customer base. There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time. We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. Beginning with this annual report on Form 10-K for the fiscal year ended December 31, 2007, we have to include a report of our management regarding internal control over financial reporting. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Our articles of incorporation and bylaws may prevent a transaction you may favor or limit our growth opportunities, which could cause the market price of our common stock to decline. Certain provisions of our articles of incorporation and bylaws and applicable provisions of Iowa and federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of the Company through a tender offer, business combination, proxy contest or some other method, even though you might be in favor of the transaction.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company conducts its business through its main office located in Fort Dodge, Iowa and ten full-service offices located in Fort Dodge, Nevada, Ames, Perry, Ankeny, Clive, West Des Moines, Burlington and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa Title Services at December 31, 2007. In addition to the properties listed below, First Federal Investments owned land and an office building in Fort Dodge, Iowa, Northridge Partnership owned a multifamily apartment building in Fort Dodge, Iowa and Northridge Partnership II owned a multifamily apartment building in Fort Dodge, Iowa at December 31, 2007.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is incorporated herein by reference to page 15 of the Company’s 2007 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and page 27 “Shareholder Information,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K. See Part II, Item 12, for the equity compensation plan information required by this Item.

There were no purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2007. As of December 31, 2007, there were 64,250 shares of common stock that may yet be purchased as part of the Company’s previously publicly announced repurchase plan.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 4 of the Company’s 2007 Annual Report to Shareholders under the heading “Selected Financial Data,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 7 through 25 of the Company’s 2007 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to pages 17 through 25 of the Company’s 2007 Annual Report to Shareholders under the heading “Quantitative and Qualitative Disclosures about Market Risk,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 29 through 68 of the Company’s 2007 Annual Report to Shareholders under the headings “Independent Auditor’s Report,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over the Company’s financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. The disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2007, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Registrant is included under the headings “Information with Respect to Nominees and Continuing Directors,” “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers Who Are Not Directors or Nominees,” “Board and Committee Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2008, which has been filed with the SEC and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation is included under the heading “Executive Compensation” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2008, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings “Principal Shareholders of the Company” and “Security Ownership of Management” in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2008, which has been filed with the SEC and is incorporated herein by reference.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	55,305	$29.00	115,905(2)
Equity compensation plans not approved by security holders (1)	23,895	$38.43	-
Total	79,200	$31.89	115,905

(1)
The equity compensation plan not approved by shareholders is that portion of the 1996 Stock Option Plan which granted nonqualified options to directors and officers out of a pool of 40,000 shares reserved to the plan without shareholder approval.

(2)
Shares remaining from North Central Bancshares, Inc. 2006 Stock Incentive Plan approved by shareholders on April 28, 2006. See Note 11 included with the financial statements of the annual report to the shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions is included under the heading “Transactions with Certain Related Persons” and “Board of Directors and Management” in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2008, which has been filed with the SEC and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the aggregate fees billed for each of the last two fiscal years by the Company’s principal accountant is included under the heading “Principal Accountant Fees and Services” and “Audit Committee Preapproval Policy” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 25, 2008, which has been filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules and Exhibits

1.
The consolidated statements of financial condition of North Central Bancshares, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005, together with the related notes and the report of the independent registered public accounting firm of McGladrey & Pullen, LLP are incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

2.	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	See Exhibit Index on following page.

(b) Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)

3.2	Bylaws of North Central Bancshares, Inc.	(1)

3.3	Bylaws of North Central Bancshares, Inc., as amended	(2)

4.1	Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)	(1)

4.2	Bylaws of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge).	(1)

4.3	Specimen Stock Certificate of North Central Bancshares, Inc.	(1)

4.4	Bylaws of First Federal Savings Bank of Iowa, as amended	(2)

10.1	Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement (incorporating Amendments 1 and 2)	(6)

10.1A	Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(7)

10.1B	Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(7)

10.2	ESOP Loan Documents, dated September 3, 1996	(5)

10.3	Amended and Restated Employee Retention Agreements between First Federal Savings Bank of Fort Dodge and certain executive officers	(3)

10.4	Employment Agreement between First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and David M. Bradley, amended and restated as of December 14, 2007	(13)

10.6	Form of Employment Agreement between North Central Bancshares, Inc. and David M. Bradley, amended and restated as of December 14, 2007	(13)

10.8	North Central Bancshares, Inc. 1996 Stock Option Plan	(4)

10.9	Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan	(6)

10.10	Supplemental Retirement and Deferred Compensation Plan of First Federal Savings Bank of Iowa	(7)

10.11	Employment Agreement between First Federal Savings Bank of Iowa and C. Thomas Chalstrom, amended and restated as of December 14, 2007	(13)

10.12	Tax Allocation Agreement between North Central Bancshares, Inc. and Subsidiaries	(2)

10.13	Employment Agreement North Central Bancshares, Inc. and C. Thomas Chalstrom, amended and restated as of December 14, 2007	(13)

10.14	North Central Bancshares, Inc. 2006 Stock Incentive Plan	(9)

10.15	North Central Bancshares, Inc. 2006 Incentive Award Plan	(10)

10.16	Form of Restricted Stock Award Notice	(11)

10.17	Form of Stock Option Agreement	(12)

10.18	Novation of Employment Agreements	(8)

10.19	Amended and Restated Retention Agreement between First Federal Savings Bank of Iowa and Kirk A. Yung	(13)

10.20	Employment Agreement between First Federal Savings Bank of Iowa and Kyle C. Cook	(13)

10.21	Employment Agreement between North Central Bancshares, Inc. and Kyle C. Cook	(13)

13.1	North Central Bancshares, Inc. 2007 Annual Report to Shareholders	(14)

14.1	Code of Ethics for Senior Financial Officers of North Central Bancshares, Inc.	(2)

21.1	Subsidiaries of the Registrant	(1)

Exhibit No.	Description	Reference No.
23.1	Consent of McGladrey & Pullen, LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

(*)	Filed herein.

(1)	Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 filed with the SEC on December 18, 1995, as amended.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(3)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 1998.

(4)	Incorporated herein by reference to the Amended Schedule 14A filed with the SEC on August 14, 1996.

(5)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1997.

(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1998.

(7)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2002.

(8)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007.

(9)	Incorporated herein by reference to the Schedule 14A filed with the SEC on March 20, 2006.

(10)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2006.

(11)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

(12)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 3, 2007.

(13)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on December 20, 2007.

(14)	Incorporated herein by reference to the Annual Report on Form ARS filed with the SEC on March 17, 2008.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Central Bancshares, Inc.

Date: March 28, 2008	/s/ David M. Bradley
By: David M. Bradley
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Bradley	President, Chief Executive Officer, Director,	03/28/08
David M. Bradley	and Chairman of the Board (Principal Executive Officer)

/s/ Kyle C. Cook	Chief Financial Officer, Treasurer	03/28/08
Kyle C. Cook	(Principal Accounting and Financial Officer)

/s/ Robert H. Singer, Jr.	Director	03/28/08
Robert H. Singer, Jr.

/s/ Melvin R. Schroeder	Director	03/28/08
Melvin R. Schroeder

/s/ Mark M. Thompson	Director	03/28/08
Mark M. Thompson

/s/ Randall L. Minear	Director	03/28/08
Randall L. Minear

/s/ Paul F. Bognanno	Director	03/28/08
Paul F. Bognanno

/s/ C. Thomas Chalstrom	Director	03/28/08
C. Thomas Chalstrom