Form 10-Q
period 2008-03-31
NORTH CENTRAL BANCSHARES INC
filed 2008-05-15
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2008

Commission File Number:	0-27672

NORTH CENTRAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-1449849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Central Avenue, Fort Dodge, Iowa	50501
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ ( (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008
Common Stock, $.01 par value	1,339,948

NORTH CENTRAL BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Cash and due from banks:
Interest-bearing	$5,828,825	$3,132,298
Noninterest-bearing	9,020,014	9,394,409
Securities available-for-sale	14,213,230	11,534,942
Federal Home Loan Bank stock, at cost	4,818,300	5,064,200
Loans receivable, net	440,106,872	446,857,436
Loans held for sale	1,567,464	1,402,488
Accrued interest receivable	2,248,596	2,278,635
Foreclosed real estate	2,955,793	2,569,314
Premises and equipment, net	12,367,264	12,466,305
Rental real estate	2,442,613	2,473,633
Title plant	671,704	671,704
Goodwill	4,946,960	4,946,960
Deferred taxes	1,106,386	1,110,306
Bank-owned life insurance	5,105,591	5,044,601
Prepaid expenses and other assets	1,117,069	1,245,733
Total assets	$508,516,681	$510,192,964

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$368,040,989	$365,947,856
Borrowed funds	93,871,435	97,378,800
Advances from borrowers for taxes and insurance	1,161,606	2,016,809
Dividends payable	469,331	468,981
Accrued expenses and other liabilities	3,777,489	3,403,808

Total liabilities	467,320,850	469,216,254

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000 shares; none issued and outstanding)	-	-
Common stock ($.01 par value, authorized 15,500,000 shares; at March 31, 2008 1,339,948 shares issued and outstanding; at December 31, 2007, 1,340,948 shares issued and outstanding)	13,397	13,392
Additional paid-in capital	17,727,984	17,686,444
Retained earnings, substantially restricted	24,817,201	24,483,022
Accumulated other comprehensive income/(loss)	(1,362,751)	(1,206,148)
Total stockholders' equity	41,195,831	40,976,710

Total liabilities and stockholders' equity	$508,516,681	$510,192,964

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Interest income:
Loans receivable	$7,171,375	$7,135,629
Securities and cash deposits	317,011	417,342
	7,488,386	7,552,971
Interest expense:
Deposits	3,091,651	3,024,408
Borrowed funds	1,201,985	1,253,305
	4,293,636	4,277,713

Net interest income	3,194,750	3,275,258

Provision for loan losses	60,000	30,000
Net interest income after provision for loan losses	3,134,750	3,245,258

Noninterest income:
Fees and service charges	1,015,134	1,007,123
Abstract fees	264,257	237,837
Mortgage banking income	160,899	57,065
Other income	263,648	339,520
Total noninterest income	1,703,938	1,641,545

Noninterest expense:
Compensation and employee benefits	1,974,124	1,954,940
Premises and equipment	441,614	387,000
Data processing	242,882	167,075
Other expenses	1,084,958	922,223
Total noninterest expense	3,743,578	3,431,238

Income before income taxes	1,095,110	1,455,565

Provision for income taxes	291,600	421,300

Net income	$803,510	$1,034,265

Basic earnings per common share	$0.60	$0.75

Diluted earnings per common share	$0.60	$0.75

Dividends declared per common share	$0.35	$0.35

Comprehensive income	$646,907	$1,129,159

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$803,510	$1,034,265
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60,000	30,000
Depreciation	215,364	200,853
Amortization and accretion	6,649	93,241
Deferred taxes	(5,717)	(12,449)
Stock-based compensation	29,848	12,704
Excess benefit related to stock-based compensation	(10,587)	(77,683)
(Gain) on sale of foreclosed real estate and loans, net	(154,756)	(61,835)
Write-down of other real estate owned	158,203	-
Loss on sale or disposal of equipment and other assets, net	-	535
Proceeds from sales of loans held-for-sale	13,264,446	4,672,267
Originations of loans held-for-sale	(13,268,523)	(4,707,138)
Change in assets and liabilities:
Accrued interest receivable	30,039	28,233
Prepaid expenses and other assets	56,484	64,286
Accrued expenses and other liabilities	386,718	35,653
Net cash provided by operating activities	1,571,678	1,312,932

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	17,673,791	8,961,168
Purchase of loans	(11,585,821)	(12,456,752)
Purchase of securities available-for-sale	(3,085,496)	-
Proceeds from maturities and calls of securities available-for-sale	270,050	311,719
Proceeds from redemption of Federal Home Loan Bank stock	245,900	289,600
Purchase of Federal Home Loan Bank stock	-	-
Purchase of premises, equipment and rental real estate	(85,303)	(140,446)
Net proceeds from sale of foreclosed real estate	45,162	34,226
Net cash (used in) investing activities	3,478,283	(3,000,485)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	2,093,133	2,254,401
Net decrease in advances from borrowers for taxes and insurance	(855,203)	(825,542)
Net increase in short-term borrowings	2,000,000	-
Payments of other borrowed funds	(5,507,365)	(6,007,088)
Purchase of common stock for retirement	-	(1,050,740)
Proceeds from issuance of common stock	-	199,615
Excess benefit related to stock-based compensation	10,587	77,683
Dividends paid	(468,981)	(455,615)
Net cash provided by (used in) financing activities	(2,727,829)	5,807,286
Net increase (decrease) in cash	2,322,132	(7,494,839)

CASH AND DUE FROM BANKS
Beginning	12,526,707	20,022,276
Ending	$14,848,839	$12,527,437

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-Continued
(Unaudited)

	Three Months Ended March 31,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$3,199,765	$3,064,299
Interest paid on borrowings	1,201,985	1,253,305
Income taxes	-	5,029

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$595,987	$241,394
Cumulative effect of adoption of FIN 48	-	200,000

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated condensed financial statements for the three month period ended March 31, 2008 and 2007 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. EARNINGS PER SHARE

The earnings per share amounts were computed using the weighted-average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa’s Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings per share. For the three-month period ended March 31, 2008, the weighted-average number of shares outstanding for the computation of basic and diluted earnings per share were 1,337,848 and 1,349,232, respectively. For the three-month period ended March 31, 2007, the weighted-average number of shares outstanding for the computation of basic and diluted earnings per share were 1,371,409 and 1,386,172, respectively.

3. DIVIDENDS

On February 29, 2008, the Company declared a cash dividend on its common stock, payable on April 4, 2008 to stockholders of record as of March 14, 2008, equal to $0.35 per share.

4. GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2007 and determined there has been no impairment of goodwill.

As of March 31, 2008 and December 31, 2007, the Company had goodwill of $4,946,960. There was no goodwill impairment loss or amortization related to goodwill during the three months ended March 31, 2008 or March 31, 2007.

5. OPERATING SEGMENTS

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. The Company has determined that it has two reportable segments: a traditional banking segment and a nonbank segment. The traditional banking segment consists of the Company’s banking subsidiary, First Federal Savings Bank of Iowa (the “Bank”), and the holding company. The Bank operates as a federal savings bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located. The nonbank segment, which is set forth under the caption “All Others” below, consists of the operations of the subsidiaries under the Bank, and includes real estate abstracting services, insurance and investment services, and ownership of low-income housing tax credit apartment complexes.

Transactions between affiliates, the resulting revenues of which are shown in the inter-segment revenue category, are conducted at market prices that would be paid if the companies were not affiliates.

	Three Months Ended March 31, 2008
	Traditional
	Banking	All Others	Total

Interest income	$7,488,386	$-	$7,488,386
Interest expense	4,293,636	-	4,293,636
Net interest income	3,194,750	-	3,194,750
Provision for loan losses	60,000	-	60,000
Net interest income after provision for loan losses	3,134,750	-	3,134,750
Noninterest income	1,182,731	521,207	1,703,938
Noninterest expense	3,428,881	314,697	3,743,578
Income before income taxes	888,600	206,510	1,095,110
Provision for income taxes	264,000	27,600	291,600
Net income	$624,600	$178,910	$803,510
Inter-segment revenue (expense)	$193,885	$(193,885)	$-
Total assets	$505,031,310	$3,485,371	$508,516,681
Total deposits	$368,040,989	$-	$368,040,989

	Three Months Ended March 31, 2007
	Traditional
	Banking	All Others	Total

Interest income	$7,552,971	$-	$7,552,971
Interest expense	4,277,713	-	4,277,713
Net interest income (loss)	3,275,258	-	3,275,258
Provision for loan losses	30,000	-	30,000
Net interest income (loss) after provision for loan losses	3,245,258	-	3,245,258
Noninterest income	1,115,362	526,183	1,641,545
Noninterest expense	3,095,109	336,129	3,431,238
Income before income taxes	1,265,511	190,054	1,455,565
Provision for income taxes	419,600	1,700	421,300
Net income	$845,911	$188,354	$1,034,265
Inter-segment revenue (expense)	$231,364	$(231,364)	$-
Total assets	$507,154,320	$3,652,954	$510,807,274
Total deposits	$362,584,211	$-	$362,584,211

6. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued No. 157, Fair Value Measurements (SFAS 157). The Company adopted SFAS 157, as of January 1, 2008. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of SFAS 157 resulted in no changes to the Company’s financial statements as of January 1, 2008. See Note 7 for additional information.

In February 2007, the FASB issued FASB Statement No. 159. In conjunction with the adoption of SFAS 157, the Company adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), as of January 1, 2008. SFAS 159 provides an option for most financial assets and liabilities to be reported at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset, financial liability, or a firm commitment and it may not be revoked. No items were selected for the fair value option at the time of adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141 replaces the original SFAS. This Statement applies to all transactions in which an entity obtains control of one or more businesses. SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values, with limited exceptions, as of the acquisition date. Goodwill is to be recognized as a residual. If the acquisition-date fair value exceeds the consideration transferred, a gain is to be recognized. The Statement generally requires that acquisition costs be expensed. This Statement is effective for the Company for business combinations for which the acquisition date is on or after January 1, 2009. The Company does not expect the adoption of this Statement will have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 requires companies to report ownership interest in subsidiaries held by other parties (minority interest) be clearly identified, labeled and presented in the consolidated statement of financial condition separately within the equity section. The amount of consolidated net income attributable to the parent company and to the noncontrolling interest is to be clearly identified and presented on the face of the consolidated statement of income. The statement also requires changes in a parent’s ownership interest be accounted for on a consistent basis. This statement is effective for the Company beginning January 1, 2009. The Company does not expect the adoption of this statement will have a material impact on its financial position or results of operations.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments; how derivative instruments are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This statement is effective for the Company beginning on January 1, 2009. Earlier application is permitted, but is not required. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

7. FAIR VALUE

As mentioned in Note 6, the Company adopted SFAS 157 Fair Value Measurements on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. It also establishes a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

1.	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;

2.
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

3.	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Fair value measurements for items measured at fair value at March 31, 2008 included:

($ in 000s)	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total 03/31/08
Description

Securities available-for-sale (Excluding equity securities)	_	7,833	_	7,833

Securities available-for-sale (Equity securities)	6,380	_	_	6,380

Total Securities available-for-sale	6,380	7,833	_	14,213

A portion of the securities available-for-sale portfolio are equity securities and consists of preferred stocks issued by Freddie Mac and Fannie Mae and municipal bond mutual fund investments. The fair values used by the Company are obtained from an independent pricing service, which represent quoted market prices for the identical securities (Level 1 inputs).

Securities available-for-sale (excluding equity securities) portfolio consists of mortgage-backed securities and municipal bond investments whereby the Company obtains fair values from an independent pricing service. The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis where not significant at March 31, 2008.

8. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $200,000 in income tax liability for uncertain income tax expense. This increase was accounted for as an adjustment reducing the beginning balance of retained earnings on the Statement of Financial Condition by $200,000 which was comprised of $170,000 in taxes and $30,000 in interest. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no adjustment to these amounts during the three months ended March 31, 2008.

The 2005-2007 tax years remain open to examination by the major taxing jurisdictions to which we are subject.

9. RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders’ equity, to be consistent with the current period classification.

10. SUBSEQUENT EVENTS

On May 9, 2008, ANB Financial, National Association was closed by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (FDIC) was named as receiver. At the time of ANB Financial’s failure, the Bank was contractually owed approximately $2 million from ANB Financial with respect to a repayment of a loan in which the Bank was a participant. In addition, the Bank had a demand deposit account at ANB Financial, which at the time of ANB Financial’s failure, had a balance of approximately $138,000 above the FDIC insured limit, and the FDIC has placed a hold on such funds. The Company and the Bank have initiated discussions with the appropriate parties (including the FDIC) regarding the disposition of the funds owed to the Bank. At this early stage, the Company and the Bank are not able to predict the outcome of this matter or whether it will have a material effect on the financial condition of the Bank and the Company.

Item 2. Management's Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries, including the Bank, that are subject to various factors which could cause actual results to differ materially from these estimates, including those set forth in Part I, Item 1A — Risk Factors of the Company’s 2007 Annual Report on Form 10-K. These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments. The Company’s actual results may differ from the results discussed in the forward-looking statements. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking financial statements contained herein.

Executive Overview

The purpose of this summary is to provide an overview of the items management focuses on when evaluating the condition of the Company and our success in implementing our business and shareholder value strategies. The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and independent community oriented savings bank. Our shareholder value strategy has three major themes: (1) enhancing our shareholders’ value; (2) making our retail banking franchise more valuable; and (3) efficiently utilizing our capital.

Management believes the following highlights the Company’s success in fulfilling its shareholder value strategy:

•
The Company has effectively managed its capital since the Company’s inception in 1996. Annual dividends per share have increased from $.25 per share in 1997 to $1.40 per share in 2007. In addition, an active stock repurchase program has been used by the Company to manage capital and increase earnings per share. During the first quarter 2008 no repurchases have taken place, however as of March 31, 2008, the Company has repurchased 2,996,304 shares of its common stock at a cost of $62.4 million, since its inception.

•
The Bank has opened new offices in market areas where population growth trends are positive. New offices were opened in Ankeny, Iowa in February 2003 and in Clive, Iowa in March, 2004. In August, 2006, the Bank opened a new branch office in West Des Moines, Iowa near Jordan Town Center Mall. These locations are in suburbs of Des Moines, Iowa, which is Iowa’s largest metropolitan area. The Company will continue to focus on and emphasize the growth and profitability potential of the de novo branches within the Des Moines metropolitan area. Noninterest expenses have increased each year since 2003 due in part to the Company’s past strategy of opening de novo branch offices. We believe that this strategy will result in long-term loan and deposit growth for the Company, but will negatively impact short-term earnings until each de novo branch achieves profitability.

•	Consistent with the Bank’s emphasis on attracting and retaining core deposits, growth in deposit fees, including overdraft fees, continued a strong positive trend.

•
Consistent with the Company’s focus on attracting and retaining talented employees, the Board of Directors has approved changes in the employee benefits program including a freeze to the defined benefit pension plan and enhancements to the 401(k) plan to be effective July 1, 2008.

•
The Company is actively managing the nonperforming assets evidenced by the April 18, 2008 sale of other real estate owned by the Company totaling $1.41 million at March 31, 2008 improving the nonperforming asset ratio.

•
Purchases and originations of out of state real estate loans remain an integral part of the Company’s business plan. The Company has purchased and originated out of state real estate loans to supplement local mortgage loan originations and to geographically diversify its mortgage loan portfolio.

The general economy is slowing. Based upon increasing numbers of foreclosures and slower sales of one- to four-family residences, it is generally agreed that the real estate market is in a slowdown. The Federal Reserve reduced the targeted fed funds rate and the discount rate by 300 basis points between September 2007 and March 2008, indicating its concern about the slowing economy. It is uncertain when this slowdown will turn around and the ripple effect it could have on other parts of the economy. The duration and magnitude of any near-term economic difficulties are not known.

CRITICAL ACCOUNTING POLICIES

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures included elsewhere in this report, are based on the Company’s consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The financial information contained in these statements is, for the most part, based on approximate measures of the financial effects of transactions and events that have already occurred. However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” of the Company’s 2007 Annual Report on Form 10-K. Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be that related to the allowance for loan losses and asset impairment judgments, including the recoverability of goodwill.

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

FINANCIAL CONDITION

Total assets decreased $1.7 million, or 0.3%, to $508.5 million at March 31, 2008, from $510.2 million at December 31, 2007. The decrease in assets was primarily due to a decrease in net loans receivable, offset in part by increases in cash and cash equivalents and securities available-for-sale.

Net loans receivable decreased by $6.8 million, or 1.5%, to $440.1 million at March 31, 2008, from $446.9 million at December 31, 2007, primarily due to payments and prepayments of $33.0 million and loan sales of $13.1 million during the three months ended March 31, 2008. These payments, prepayments, and loan sales were offset in part by the origination of $16.5 million of first mortgage loans primarily secured by one-to four-family residences and commercial real estate; the purchase of $11.6 million of first mortgage loans secured by commercial real estate and multifamily residential real estate; and the origination of $6.5 million of second mortgage loans during the three months ended March 31, 2008. The Company sells substantially all fixed-rate residential loans originated with maturities of 15 years or more in the secondary mortgage market in order to reduced interest rate risk

Deposits increased $2.1 million, or 0.6%, to $368.0 million at March 31, 2008, from $365.9 million at December 31, 2007, primarily reflecting increases in NOW, money market and savings account balances, offset in part by a decrease in certificates of deposit. Borrowings, primarily FHLB advances, decreased $3.5 million, or 3.6%, to $93.9 million at March 31, 2008, from $97.4 million at December 31, 2007. This decrease is due to the normal repayment of borrowings due to calls or maturities.

Total stockholders’ equity increased $219,000, or 0.5%, to $41.2 million at March 31, 2008, from $41.0 million at December 31, 2007, primarily due to earnings of $804,000 and FAS No. 123R expense of $41,000, offset in part by declared dividends ($469,000) and an increase in accumulated other comprehensive loss of ($157,000).

The Office of Thrift Supervision (the “OTS”) requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of March 31, 2008, the Bank exceeded all of its regulatory capital requirements. The Bank’s required, actual and excess capital levels as of March 31, 2008 were as follows:

	Amount	Percentage of Assets
	(Dollars in thousands)
Tangible capital:
Capital level	$35,391	7.03%
Less Requirement	7,551	1.50%
Excess	$27,840	5.53%

Core capital:
Capital level	$35,391	7.03%
Less Requirement	20,137	4.00%
Excess	$15,254	3.03%

Risk-based capital:
Capital level	$38,809	10.50%
Less Requirement	29,569	8.00%
Excess	$9,240	2.50%

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

Net Income. Net income decreased by $231,000 to $804,000 for the quarter ended March 31, 2008, compared to $1.03 million for the quarter ended March 31, 2007. Net income is an aggregate of net interest income, noninterest income, noninterest expense and income tax expense. The decrease in earnings was primarily due to an increase in other expenses including a write down of value on other real estate owned.

Net Interest Income. Net interest income before provision for loan losses decreased by $81,000 to $3.19 million for the quarter ended March 31, 2008, from $3.28 million for the quarter ended March 31, 2007. The decrease is due to a decrease in the average balance of interest-earning assets, offset in part by an increase in the yield on interest-earning assets and a decrease in the average balance of interest-bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 2.46% for the quarter ended March 31, 2008, from 2.44% for the quarter ended March 31, 2007. The increase in interest rate spread reflects the increase in the yield on interest-earning assets.

Interest Income. Interest income decreased by $65,000 to $7.49 million for the quarter ended March 31, 2008, compared to $7.55 million for the quarter ended March 31, 2007. The decrease in interest income was due to a decrease in the average balance of interest-earning assets, offset in part by an increase in the yield on interest-earning assets. The average balance of interest-earning assets decreased $7.9 million to $475.0 million for the quarter ended March 31, 2008, from $483.0 million for the quarter ended March 31, 2007. The average yield on interest-earning assets increased to 6.31% for the quarter ended March 31, 2008, from 6.29% for the quarter ended March 31, 2007, primarily due to an increase in market interest rates on consumer loans. The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans, interest-bearing cash, and securities available-for-sale, offset in part by an increase in the average balance of consumer loans. The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans, offset in part by the origination and purchases of first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences during the three months ended March 31, 2008. The decrease in the average balance of securities available-for-sale was derived from payments and maturities of securities, offset in part by the purchase of securities available-for-sale during the three months ended March 31, 2008.

Interest Expense. Interest expense increased by $16,000 to $4.30 million for the quarter ended March 31, 2008, compared to $4.28 million for the quarter ended March 31, 2007. The average balance of interest-bearing liabilities decreased $2.8 million to $447.9 million for the quarter ended March 31, 2008, from $450.7 million for the quarter ended March 31, 2007. The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds, certificates of deposit, money market, and savings account balances, offset in part by an increase in NOW account balances. The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities. The average cost of funds was 3.85% for the quarters ended March 31, 2008 and March 31, 2007.

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the three months ended March 31, 2008 and 2007, respectively.

	For the Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$443,627	$7,171	6.47%	$448,697	$7,136	6.39%
Securities available-for-sale	18,090	228	5.03	19,597	235	4.80
Interest-bearing cash	13,328	89	2.69	14,674	182	5.04
Total interest-earning assets	475,045	$7,488	6.31%	482,968	$7,553	6.29%
Noninterest-earning assets	35,930			29,127
Total assets	$510,975			$512,095

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$91,499	$274	1.20%	$83,085	$25,7	1.26%
Passbook savings	24,905	22	0.35	26,197	26	0.39
Certificates of deposit	236,129	2,795	4.75	236,645	2,742	4.70
Borrowed funds	95,332	1,202	5.06	104,743	1,253	4.85
Total interest-bearing liabilities	447,865	$4,293	3.85%	450,670	$4,278	3.85%
Noninterest-bearing liabilities	21,826			19,532
Total liabilities	469,691			470,202
Equity	41,284			41,893
Total liabilities and equity	$510,975			$512,095

Net interest income		$3,195			$3,275
Net interest rate spread			2.46%			2.44%
Net interest margin			2.68%			2.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.07%			107.17%

Provision for Loan Losses. The Company’s provision for loan losses was $60,000 and $30,000 for the quarters ended March 31, 2008 and 2007, respectively. The increase in provision for loan losses for the quarter ended March 31, 2008 compared to the same period in 2007 was related to the increase in nonperforming and special mention loans outstanding. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio. The Company’s total loan portfolio decreased $14.1 million, or 3.1% from March 31, 2008 to March 31, 2007. This decrease primarily consisted of decreases in one-to four-family residential loans. The Company’s out-of-state real estate loans decreased $1.4 million, or 1.0%, from March 31, 2007 to March 31, 2008. Purchased out-of-state real estate loans generally constitute a higher rate of risk than originated loans due to the size, location and type of collateral securing such loans. Net charge-offs were $35,000 for the three months ended March 31, 2008, compared to $5,000 for the three months ended March 31, 2007. The resulting allowance for loan loss was $3.5 million at March 31, 2008 and March 31, 2007, respectively.

The allowance for loan losses as a percentage of total loans receivable increased to 0.79% at March 31, 2008 from 0.77% at March 31, 2007. The level of nonperforming loans increased to $1.69 million at March 31, 2008 from $358,000 at March 31, 2007. This increase is primarily associated with two borrowers. Management has increased efforts on working out these weaker credits, which are directly related to three single family home construction projects. The level of special mention loans increased to $2.27 million at March 31, 2008 from $367,000 at March 31, 2007. The increase in special mention loans is primarily due to two lending relationships. One relationship for $970,000 related to the Regency Homes is discussed below and the other relationship is for an out of state performing commercial real estate project. Management believes that the increase in the allowance for loan loss reflects a shift in the economy in some of the markets in which the Company operates, specifically the Des Moines, Iowa metropolitan area. The Company’s charge-off history has not been affected by the nonperforming and special mention borrowers discussed herein, but additional provisions have been realized due to the other assessment factors listed above.

On April 25, 2008 Regency Homes, a West Des Moines, Iowa based homebuilder (“Regency”) announced that it was suspending business. Neither the Company nor the Bank has made any loans directly to Regency. However, the Company does have first mortgage loans outstanding totaling $3.8 million to four different limited liability entities (“the Entities”) in which Regency-related individuals are owners and limited guarantors. Three of these Entities are performing, single asset, commercial real estate loans with collateral values believed to be sufficient to cover any amounts owed to the Company. The fourth of these Entities has a land development project comprised of developed single family residential lots and adjacent bare land slated for future residential development in a Des Moines suburb. The loans outstanding for this project are approximately $970,000. The Company believes the collateral value of this development is sufficient to cover the loan balance. None of the loans related to the Entities are in default. However, due to Regency’s announcement, the Company has classified the land development loans of $970,000 as special mention at March 31, 2008.

Management believes that the allowance for loan losses was adequate as of March 31, 2008. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.

Noninterest Income. Total noninterest income increased by $62,000, or 3.8%, to $1.70 million for the quarter ended March 31, 2008, from $1.64 million for the quarter ended March 31, 2007. The increase in noninterest income was primarily due to increases in fees and service charges, mortgage banking income, and abstract fees, offset in part by decreases in other income. Fees and service charges increased $8,000 primarily due to an increase in fees associated with checking accounts, including overdraft fees, offset in part by a decrease in loan prepayment fees. During the quarter ended March 31, 2008, the Company recorded $5,000 in loan prepayment fees, compared to $57,000 for the quarter ended March 31, 2007. Abstract fees increased $26,000 for the quarter ended March 31, 2008 compared to the same period of 2007 due to an increase in real estate activity. Mortgage banking income increased $104,000 for the quarter ended March 31, 2008 compared to the same period of 2007 due to an increase in loans originated for the secondary market. Other income, which primarily includes annuity, securities, insurance sales, and other real estate owned net earnings, decreased $76,000 for the quarter ended March 31, 2008 compared to the same period of 2007 primarily due to an increase in other real estate owned expenses.

Noninterest Expense. Total noninterest expense increased by $312,000, or 9.1%, to $3.74 million for the quarter ended March 31, 2008, from $3.43 million for the quarter ended March 31, 2007. The increase was primarily due to increases for information technology enhancements of $76,000 and increases on write downs of other real estate owned of $158,000. The Company’s efficiency ratio for the quarter ended March 31, 2008 and 2007 was 76.42% and 69.79%, respectively. The Company’s ratio of noninterest expense to average assets for the quarters ended March 31, 2008 and 2007 was 2.93% and 2.68%, respectively.

Income Taxes. Provision for income taxes decreased by $130,000 to $292,000 for the quarter ended March 31, 2008, compared to $421,000 for the quarter ended March 31, 2007. The decrease in income taxes was primarily due to the decrease in the income before income taxes, offset by a reduction of income tax credits available.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, amortization and prepayment of loans, borrowings such as FHLB advances, brokered certificates of deposit, maturities of securities and other investments, and earnings and funds provided from operations. During the first three months of 2008 and 2007, principal payments, prepayments, and proceeds from the sale of loans totaled $46.1 million and $32.5, respectively. The net increase in deposits during the first three months of 2008 and 2007 totaled $2.1 million and $2.3 million, respectively. The net (decrease) in short term borrowings during the three months ended March 31, 2008 totaled ($2.0) million and there was no change in short term borrowing during the three months ended March 31, 2007. During the first three months of 2008 and 2007, the proceeds from the maturities, calls and sales of securities totaled $506,000 and $601,000, respectively. Cash provided from operating activities during the first three months of 2008 and 2007 totaled $1.6 million and $1.3 million, respectively. The Company’s primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities. During the first three months of 2008 and 2007, the Company’s gross purchases and origination of loans totaled $38.9 million and $35.0 million, respectively. The purchase of securities available-for-sale for the three months ended March 31, 2008 totaled $3.1 million and there were no purchases of securities available-for-sale for the three months ended March 31, 2007. The repayment of borrowed funds during the first three months of 2008 and 2007 totaled $5.5 million and $6.0 million, respectively. OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. For additional information about cash flows from the Company’s operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included in Item 1 of this report.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of March 31, 2008, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

On January 4, 2008, the Company paid a quarterly cash dividend of $0.35 per share of common stock to its shareholders as of the close of business on December 14, 2007. This dividend payment totaled $469,000. On February 29, 2008, the Company declared a quarterly cash dividend of $0.35 per share, payable on April 4, 2008 to shareholders of record as of the close of business on March 14, 2008. This dividend payment totaled $469,000.

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in its statement of financial condition. The Company requires collateral or other security, to support financial instruments with credit risks.

No material changes in the Company’s off-statement of financial condition arrangements occurred during the three months ended March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there has not been a material change in the Company’s market risk profile during the three months ended March 31, 2008. Please see the Company’s 2007 Annual Report on Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

Item 4T. Controls and Procedures

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

Item 6. Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)
3.2	Bylaws of North Central Bancshares, Inc., as amended	(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certificate of Chief Financial Officer	*

*	Filed herewith

(1)	Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 filed with the SEC on December 18, 1995, as amended.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH CENTRAL BANCSHARES, INC.

Date: May 14, 2008	BY:	/s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: May 14, 2008	BY:	/s/ Kyle C. Cook
Kyle C. Cook, Chief Financial Officer and Treasurer