Form 10-Q
period 2008-06-30
NORTH CENTRAL BANCSHARES INC
filed 2008-08-14
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008
Common Stock, $.01 par value	1,343,448

NORTH CENTRAL BANCSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks:
Interest-bearing	$2,912,470	$3,132,298
Noninterest-bearing	8,726,468	9,394,409
Securities available-for-sale	19,544,089	11,534,942
Federal Home Loan Bank stock, at cost	4,761,300	5,064,200
Loans receivable, net	425,578,023	446,857,436
Loans held for sale	846,774	1,402,488
Accrued interest receivable	2,102,551	2,278,635
Foreclosed real estate	2,773,490	2,569,314
Premises and equipment, net	12,331,998	12,466,305
Rental real estate	2,413,726	2,473,633
Title plant	671,704	671,704
Goodwill	4,946,960	4,946,960
Deferred taxes	1,177,175	1,110,306
Bank-owned life insurance	5,168,584	5,044,601
Prepaid expenses and other assets	1,069,503	1,245,733
Total assets	$495,024,815	$510,192,964

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$356,462,706	$365,947,856
Borrowed funds	91,364,001	97,378,800
Advances from borrowers for taxes and insurance	1,909,174	2,016,809
Dividends payable	470,032	468,981
Accrued expenses and other liabilities	3,785,566	3,403,808

Total liabilities	453,991,479	469,216,254

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000 shares; none issued and outstanding)	-	-
Common stock ($.01 par value, authorized 15,500,000 shares; at June 30, 2008 1,343,448 shares issued and outstanding; at December 31, 2007, 1,340,948 shares issued and outstanding)	13,406	13,392
Additional paid-in capital	17,755,852	17,686,444
Retained earnings, substantially restricted	23,390,359	24,483,022
Accumulated other comprehensive income (loss)	(126,281)	(1,206,148)
Total stockholders' equity	41,033,336	40,976,710

Total liabilities and stockholders' equity	$495,024,815	$510,192,964

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Loans receivable	$6,879,895	$7,542,094	$14,051,270	$14,677,723
Securities and cash deposits	274,886	339,591	591,897	756,933
	7,154,781	7,881,685	14,643,167	15,434,656
Interest expense:
Deposits	2,743,649	3,195,558	5,835,300	6,219,966
Borrowed funds	1,150,932	1,361,041	2,352,917	2,614,346
	3,894,581	4,556,599	8,188,217	8,834,312
Net interest income	3,260,200	3,325,086	6,454,950	6,600,344
Provision for loan losses	160,000	60,000	220,000	90,000
Net interest income after provision for loan losses	3,100,200	3,265,086	6,234,950	6,510,344
Noninterest income:
Fees and service charges	1,113,156	1,077,402	2,128,290	2,084,525
Abstract fees	284,892	266,420	549,149	504,257
Provision for impairment on investments	(1,959,911)	-	(1,959,911)	-
Mortgage banking income	150,150	112,233	311,049	169,298
Other income	355,755	300,031	619,403	639,551
Total noninterest income (loss)	(55,958)	1,756,086	1,647,980	3,397,631

Noninterest expense:
Compensation and employee benefits	1,860,797	1,956,151	3,834,921	3,911,091
Premises and equipment	414,567	389,027	856,181	776,027
Data processing	243,402	181,172	486,284	348,247
Other expenses	1,116,386	1,015,831	2,201,344	1,938,054
Total noninterest expense	3,635,152	3,542,181	7,378,730	6,973,419

Income (loss) before income taxes	(590,910)	1,478,991	504,200	2,934,556

Provision for income taxes	365,900	443,500	657,500	864,800

Net income (loss)	$(956,810)	$1,035,491	$(153,300)	$2,069,756

Basic earnings (loss) per common share	$(0.71)	$0.76	$(0.11)	$1.51

Diluted earnings (loss) per common share	$(0.71)	$0.75	$(0.11)	$1.50

Dividends declared per common share	$0.35	$0.35	$0.70	$0.70

Comprehensive income	$279,660	$953,620	$926,567	$2,082,799

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(153,300)	$2,069,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	220,000	90,000
Depreciation	435,874	406,388
Amortization and accretion	36,582	136,396
Deferred taxes	(5,219)	9,664
Stock-based compensation	53,185	40,747
Excess benefit related to stock-based compensation	(2,268)	(89,126)
(Gain) on sale of foreclosed real estate and loans, net	(339,099)	(174,068)
Provision for impairment on investments	1,959,911	-
Write-down of foreclosed real estate	267,090	-
Loss on sale or disposal of equipment and other assets, net	-	632
Proceeds from sales of loans held-for-sale	26,116,575	13,794,103
Originations of loans held-for-sale	(25,249,812)	(14,858,605)
Change in assets and liabilities:
Accrued interest receivable	176,084	(90,831)
Prepaid expenses and other assets	(49,111)	272,700
Accrued expenses and other liabilities	394,831	365,537
Net cash provided by operating activities	3,861,323	1,973,293

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	36,902,186	11,454,449
Purchase of loans	(18,303,699)	(31,269,271)
Purchase of securities available-for-sale	(9,815,998)	-
Proceeds from maturities and calls of securities available-for-sale	962,419	886,658
Proceeds from redemption of Federal Home Loan Bank stock	459,900	367,800
Purchase of Federal Home Loan Bank stock	(157,000)	(581,300)
Purchase of premises, equipment and rental real estate	(242,041)	(278,080)
Proceeds from sale of premises and equipment	381	305
Net proceeds from sale of foreclosed real estate	1,983,884	54,226
Net cash provided by (used in) investing activities	11,790,032	(19,365,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(9,485,150)	10,874,897
Net increase (decrease) in advances from borrowers for taxes and insurance	(107,635)	52,763
Proceeds from other borrowed funds	8,500,000	17,000,000
Payments of other borrowed funds	(14,514,799)	(12,514,244)
Purchase of common stock for retirement	-	(1,776,740)
Proceeds from issuance of common stock	4,504	251,010
Excess benefit related to stock-based compensation	2,268	89,126
Dividends paid	(938,312)	(933,244)
Net cash provided by (used in) financing activities	(16,539,124)	13,043,568
Net (decrease) in cash	(887,769)	(4,348,352)

CASH AND DUE FROM BANKS
Beginning	12,526,707	20,022,276
Ending	$11,638,938	$15,673,924

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-Continued
(Unaudited)

	Six Months Ended June 30,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$6,140,390	$5,947,776
Interest paid on borrowings	2,352,917	2,614,346
Income taxes	234,411	655,064

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Transfers from loans to foreclosed real estate	$2,427,100	$151,237
Cumulative effect of adoption of FIN 48	-	200,000

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated condensed financial statements for the three and six months period ended June 30, 2008 and 2007 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. EARNINGS (LOSS) PER SHARE

The earnings (loss) per share amounts were computed using the weighted-average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa’s Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings (loss) per share. For the three-month period ended June 30, 2008, the weighted-average number of shares outstanding for the computation of basic and diluted earnings (loss) per share were 1,339,390 and 1,350,344, respectively. For the six-month period ended June 30, 2008, the weighted-average number of shares outstanding for basic and diluted earnings (loss) per share computation were 1,338,619 and 1,350,732, respectively. For the three-month period ended June 30, 2007, the weighted-average number of shares outstanding for the computation of basic and diluted earnings (loss) per share were 1,362,186 and 1,374,974, respectively. For the six-month period ended June 30, 2007, the weighted average number of shares outstanding for the basic and diluted earnings (loss) per share computations were 1,366,771 and 1,381,410, respectively.

3. DIVIDENDS

On May 30, 2008, the Company declared a cash dividend on its common stock, payable on July 3, 2008 to stockholders of record as of June 13, 2008, equal to $0.35 per share.

4. GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2007 and determined there has been no impairment of goodwill.

As of June 30, 2008 and December 31, 2007, the Company had goodwill of $4,946,960. There was no goodwill impairment loss or amortization related to goodwill during the three months ended June 30, 2008 or June 30, 2007.

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

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$7,154,781	$-	$7,154,781	$14,643,167	$-	$14,643,167
Interest expense	3,894,581	-	3,894,581	8,188,217	-	8,188,217
Net interest income	3,260,200	-	3,260,200	6,454,950	-	6,454,950
Provision for loan losses	160,000	-	160,000	220,000	-	220,000
Net interest income after provision for loan losses	3,100,200	-	3,100,200	6,234,950	-	6,234,950
Noninterest income	(605,227)	549,269	(55,958)	577,504	1,070,476	1,647,980
Noninterest expense	3,322,988	312,164	3,635,152	6,751,869	626,861	7,378,730
Income (loss) before income taxes	(828,015)	237,105	(590,910)	60,585	443,615	504,200
Provision for income taxes	331,500	34,400	365,900	595,500	62,000	657,500
Net income (loss)	$(1,159,515)	$202,705	$(956,810)	$(534,915)	$381,615	$(153,300)
Inter-segment revenue (expense)	$200,129	$(200,129)	$-	$394,014	$(394,014)	$-
Total assets	$491,585,477	$3,439,338	$495,024,815	$491,585,477	$3,439,338	$495,024,815
Total deposits	$356,462,706	$-	$356,462,706	$356,462,706	$-	$356,462,706

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$7,881,685	$-	$7,881,685	$15,434,656	$-	$15,434,656
Interest expense	4,556,599	-	4,556,599	8,834,312	-	8,834,312
Net interest income	3,325,086	-	3,325,086	6,600,344	-	6,600,344
Provision for loan losses	60,000	-	60,000	90,000	-	90,000
Net interest income after provision for loan losses	3,265,086	-	3,265,086	6,510,344	-	6,510,344
Noninterest income	1,232,774	523,312	1,756,086	2,348,136	1,049,495	3,397,631
Noninterest expense	3,248,449	293,732	3,542,181	6,343,558	629,861	6,973,419
Income before income taxes	1,249,411	229,580	1,478,991	2,514,922	419,634	2,934,556
Provision for income taxes	426,300	17,200	443,500	845,900	18,900	864,800
Net income	$823,111	$212,380	$1,035,491	$1,669,022	$400,734	$2,069,756
Inter-segment revenue (expense)	$227,064	$(227,064)	$-	$458,428	$(458,428)	$-
Total assets	$527,332,387	$3,607,589	$530,939,976	$527,332,387	$3,607,589	$530,939,976
Total deposits	$371,204,707	$-	$371,204,707	$371,204,707	$-	$371,204,707

6. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued No. 157, Fair Value Measurements (SFAS 157). The Company adopted SFAS 157 as of January 1, 2008. SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 requires, among other things, the Company’s valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. The adoption of SFAS 157 resulted in no changes to the Company’s financial statements as of January 1, 2008. See Note 7 for additional information.

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

3.	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Fair value measurements for items measured at fair value at June 30, 2008 included:

($ in 000s)	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total 06/30/08
Description
Securities available-for-sale (Excluding equity securities)	_	13,594	_	13,594

Securities available-for-sale (Equity securities)	5,950	_	_	5,950

Total Securities available-for-sale	5,950	13,594	_	19,544

A portion of the securities available-for-sale portfolio are equity securities and consists of preferred stocks issued by Freddie Mac and Fannie Mae and mortgage bond mutual fund investments. The fair values used by the Company are obtained from an independent pricing service, which represent quoted market prices for the identical securities (Level 1 inputs).

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

Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis where not significant at June 30, 2008.

During the second quarter 2008 the Company’s noninterest income decreased by $1.96 million due to non-cash impairment charges in the investment portfolio. The carrying values of Freddie Mac and Fannie Mae preferred stock and the investment in the AMF Ultra Short Mortgage Fund have been written down to their fair market value of $4,157,000 and $1,793,000, respectively, as of June 30, 2008. Sharp declines in the market valuations of these investments, coupled with uncertainty about future market conditions, led to the determination that these investments had become “other than temporarily impaired” under GAAP. Additional impairment charges may be necessary on investment securities in future quarters if financial and economic conditions do not improve.

8. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $200,000 in income tax liability for uncertain income tax expense. This increase was accounted for as an adjustment reducing the beginning balance of retained earnings on the Statement of Financial Condition by $200,000 which was comprised of $170,000 in taxes and $30,000 in interest. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no adjustment to these amounts during the three months ended June 30, 2008.

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

Management believes the following were important factors in the Company’s performance during the quarter ended June 30, 2008:

•
The Bank has opened offices in market areas where population growth trends are positive. Offices were opened in Ankeny, Iowa in February 2003 and in Clive, Iowa in March, 2004. In August, 2006, the Bank opened a branch office in West Des Moines, Iowa near Jordan Town Center Mall. These locations are in suburbs of Des Moines, Iowa, which is Iowa’s largest metropolitan area. The Company will continue to focus on and emphasize the growth and profitability potential of the de novo branches within the Des Moines metropolitan area. Noninterest expenses have increased each year since 2003 due in part to the Company’s past strategy of opening de novo branch offices. We believe that this strategy will result in long-term loan and deposit growth for the Company, but will negatively impact short-term earnings until each de novo branch achieves profitability.

•
Consistent with the Bank’s emphasis on attracting and retaining core deposits, growth in deposit fees, including overdraft fees, continued a strong positive trend. This is evidenced by noninterest income (excluding the provision for impairment on investments) increasing to $1.90 million at the quarter ended June 30, 2008 from $1.76 million for the quarter ended June 30, 2007.

•
Consistent with the Company’s focus on attracting and retaining talented employees, the Board of Directors has approved changes in the employee benefits program including a freeze to the defined benefit pension plan and enhancements to the 401(k) plan which became effective July 1, 2008.

•	The Company is actively managing the nonperforming assets with a decrease in the nonperforming asset ratio to 0.70% of total assets as of June 30, 2008 from 0.97% at December 31, 2007.

•
Purchases and originations of out of state real estate loans remain an integral part of the Company’s business plan. The Company has purchased and originated out of state real estate loans to supplement local mortgage loan originations and to geographically diversify its mortgage loan portfolio.

•	Earnings were negatively impacted in the second quarter 2008 by a provision for impairment on investments of $1.96 million.

•	Earnings before the provision for impairment on investments (a non-GAAP measure) remains strong evidenced by the chart below.

	Three Months Ended		Six Months Ended
	June 30, 2008		June 30, 2008
		Diluted per		Diluted per
(dollars in thousands, except per share data)	Amount	share	Amount	share
Reported net loss	$(957)	(0.71)	$(153)	(0.11)
Provision for impairment (net)	1,926	1.43	1,926	1.43
Net earnings before the provision for impairment	$969	0.72	$1,773	1.32

•	The Company continues its focus on earnings through management of net interest margin, successfully increasing the margin to 2.74% at June 30, 2008 from 2.65% at December 31, 2007.

The general economy is slowing. Based upon increasing numbers of foreclosures and slower sales of one- to four-family residences, it is generally agreed that the real estate market is in a slowdown. The Federal Reserve reduced the targeted fed funds rate and the discount rate by 325 basis points between September 2007 and April 2008, indicating its concern about the slowing economy. It is uncertain when this slowdown will turn around and the ripple effect it could have on other parts of the economy. The duration and magnitude of any near-term economic difficulties are not known.

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

FINANCIAL CONDITION

Total assets decreased $15.2 million, or 3.0%, to $495.0 million at June 30, 2008, from $510.2 million at December 31, 2007. The decrease in assets was primarily due to a decrease in net loans receivable, offset in part by increases in cash and cash equivalents and securities available-for-sale.

Net loans receivable decreased by $21.3 million, or 4.8%, to $425.6 million at June 30, 2008, from $446.9 million at December 31, 2007, primarily due to payments and prepayments of $71.8 million and loan sales of $25.8 million during the six months ended June 30, 2008. These payments, prepayments, and loan sales were offset in part by the origination of $33.6 million of first mortgage loans primarily secured by one-to four-family residences and commercial real estate; the purchase of $18.3 million of first mortgage loans secured by commercial real estate and multifamily residential real estate; and the origination of $16.8 million of second mortgage loans during the six months ended June 30, 2008. The Company sells substantially all fixed-rate residential loans originated with maturities of 15 years or more in the secondary mortgage market in order to reduced interest rate risk

Deposits decreased $9.4 million, or 2.6%, to $356.5 million at June 30, 2008, from $365.9 million at December 31, 2007, primarily reflecting a decrease in certificates of deposits, offset in part by increases in NOW, money market and savings balances. The decrease in deposits was primarily due to a decrease in brokered deposits of $8.8 million. Borrowings, primarily FHLB advances, decreased $6.0 million, or 6.2%, to $91.4 million at June 30, 2008, from $97.4 million at December 31, 2007. This decrease is due to the normal repayment of borrowings due to calls or maturities.

Total stockholders’ equity was at $41.0 million at June 30, 2008 and December 31, 2007.

The Office of Thrift Supervision (the “OTS”) requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of June 30, 2008, the Bank exceeded all of its regulatory capital requirements. The Bank’s required, actual and excess capital levels as of June 30, 2008 were as follows:

	Amount	Percentage of Assets
	(Dollars in thousands)
Tangible capital:
Capital level	$35,403	7.22%
Less Requirement	7,355	1.50%
Excess	$28,048	5.72%

Core capital:
Capital level	$35,403	7.22%
Less Requirement	19,614	4.00%
Excess	$15,789	3.22%

Risk-based capital:
Capital level	$38,770	10.81%
Less Requirement	28,696	8.00%
Excess	$10,074	2.81%

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, amortization and prepayment of loans, borrowings such as FHLB advances, brokered certificates of deposit, maturities of securities and other investments, and earnings and funds provided from operations. During the first six months of 2008 and 2007, principal payments, prepayments, and proceeds from the sale of loans totaled $97.6 million and $69.3 million, respectively. Deposits decreased by $9.4 million during the first six months of 2008 compared to an increase in deposits of $10.9 million during the first six months of 2007. The proceeds from borrowed funds during the six months ended June 30, 2008 and 2007 totaled $8.5 million and $17.0 million. During the first six months of 2008 and 2007, the proceeds from the maturities, calls and sales of securities totaled $1.4 million and $1.3 million, respectively. Cash provided from operating activities during the first six months of 2008 and 2007 totaled $3.9 million and $2.0 million, respectively. The Company’s primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities. During the first six months of 2008 and 2007, the Company’s gross purchases and origination of loans totaled $77.6 million and $91.9 million, respectively. The purchase of securities available-for-sale for the six months ended June 30, 2008 and 2007 totaled $10.0 million and $581,000, respectively. The repayment of borrowed funds during the first six months of 2008 and 2007 totaled $14.5 million and $12.5 million, respectively. OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. For additional information about cash flows from the Company’s operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included in Item 1 of this report.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of June 30, 2008, there were no borrowings outstanding on this line of credit. The Company may use this line of credit to fund stock repurchases in the future and for general corporate purposes.

On April 4, 2008, the Company paid a quarterly cash dividend of $0.35 per share of common stock to its shareholders as of the close of business on March 14, 2008. This dividend payment totaled $469,000. On May 30, 2008, the Company declared a quarterly cash dividend of $0.35 per share, payable on July 3, 2008 to shareholders of record as of the close on June 13, 2008. This dividend payment totaled $470,000.

RESULTS OF OPERATIONS

Net Income (Loss). Net income (loss) decreased by $1.99 million to a net loss of $957,000 for the quarter ended June 30, 2008, compared to net income of $1.04 million for the quarter ended June 30, 2007. Net income (loss) is an aggregate of net interest income, noninterest income (loss), noninterest expense and income tax expense. The decrease in earnings was primarily due to a non-cash provision for impairment on investments and an increase in other expenses including write downs of value on foreclosed real estate.

Net income (loss) decreased by $2.22 million to a net loss of $153,000 for the six months ended June 30, 2008, compared to net income of $2.07 million for the six months ended June 30, 2007. The decrease in earnings was primarily due to a non-cash provision for impairment on investments and an increase in other expenses including write downs of value on foreclosed real estate, offset in part by a decrease in income tax expense.

Net Interest Income. Net interest income before provision for loan losses decreased by $65,000 to $3.26 million for the quarter ended June 30, 2008, from $3.33 million for the quarter ended June 30, 2007. The decrease is due to a decrease in the average balance of interest-earning assets, offset in part by an increase in the yield on interest-earning assets and a decrease in the average balance of interest-bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 2.59% for the quarter ended June 30, 2008, from 2.44% for the quarter ended June 30, 2007. The increase in interest rate spread primarily reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Net interest income before provision for loan losses decreased by $145,000 to $6.5 million for the six months ended June 30, 2008, from $6.60 million for the six months ended June 30, 2007. The decrease is due to a decrease in the average balance of interest-earning assets, offset in part by an increase in the yield on interest-earning assets and a decrease in the average balance of interest-bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 2.53% for the six months ended June 30, 2008, from 2.44% for the six months ended June 30, 2007. The increase in interest rate spread primarily reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Interest Income. Interest income decreased by $727,000 to $7.15 million for the quarter ended June 30, 2008, compared to $7.88 million for the quarter ended June 30, 2007. The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the yield on interest-earnings assets. The average balance of interest-earning assets decreased $28.4 million to $464.4 million for the quarter ended June 30, 2008, from $492.8 million for the quarter ended June 30, 2007. The average yield on interest-earning assets decreased to 6.16% for the quarter ended June 30, 2008, from 6.40% for the quarter ended June 30, 2007, primarily due to a decrease in market interest rates on first mortgage loans secured by on-to four-family real estate, commercial real estate, and multifamily residences. The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans and interest-bearing cash, offset in part by an increase in the average balance of consumer loans and securities available-for sale. The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans, offset in part by the origination and purchases of first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences during the three months ended June 30, 2008. The increase in the average balance of securities available-for-sale was derived from purchases of mortgage-backed securities, offset in part by payments, maturities, and write downs due to the other-than-temporary impairment of investments during the three months ended June 30, 2008.

Interest income decreased by $791,000 to $14.64 million for the six months ended June 30, 2008, compared to $15.43 million for the six months ended June 30, 2007. The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the yield on interest-earnings assets. The average balance of interest-earning assets decreased $18.2 million to $469.7 million for the six months ended June 30, 2008, from $487.9 million for 2007. The average yield on interest-earning assets decreased to 6.24% for the six months ended June 30, 2008, from 6.34% for the six months ended June 30, 2007, primarily due to a decrease in market interest rates on first mortgage loans secured by on-to four-family real estate, commercial real estate, and multifamily residences. The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans and interest-bearing cash, offset in part by an increase in the average balance of consumer loans and securities available-for sale. The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans, offset in part by the origination and purchases of first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences during the six months ended June 30, 2008. The increase in the average balance of securities available-for-sale was derived from purchases of mortgage-backed securities, offset in part by payments, maturities, and write downs due to other-than-temporary impairment of investments during the six months ended June 30, 2008.

Interest Expense. Interest expense decreased by $662,000 to $3.89 million for the quarter ended June 30, 2008, compared to $4.56 million for the quarter ended June 30, 2007. The average balance of interest-bearing liabilities decreased $23.7 million to $437.7 million for the quarter ended June 30, 2008, from $461.4 million for the quarter ended June 30, 2007. The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds, certificates of deposit, and savings account balances, offset in part by an increase in NOW and money market account balances. The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities. The average cost of funds was 3.57% for the quarter ended June 30, 2008 and 3.96% for quarter ended June 30, 2007, respectively.

Interest expense decreased by $646,000 to $8.19 million for the six months ended June 30, 2008, compared to $8.83 million for the six months ended June 30, 2008. The average balance of interest-bearing liabilities decreased $13.2 million to $442.8 million for the six months ended June 30, 2008, from $456.0 million for the six months ended June 30, 2007. The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds, certificates of deposit, money market and savings account balances, offset in part by an increase in NOW account balances. The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities. The average cost of funds was 3.71% for the six months ended June 30, 2008 and 3.91% for six months ended June 30, 2007, respectively.

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and six months ended June 30, 2008 and 2007, respectively.

	For the Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$437,069	$6,880	6.30%	$464,859	$7,542	6.49%
Securities available-for-sale	22,998	255	4.44	19,487	234	4.79
Interest-bearing cash	4,301	20	1.84	8,490	106	5.01
Total interest-earning assets	464,368	$7,155	6.16%	492,836	$7,882	6.40%
Noninterest-earning assets	36,186			29,263
Total assets	$500,554			$522,099

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$96,940	$223	0.92%	$83,705	$268	1.28%
Passbook savings	26,173	17	0.27	26,474	36	0.55
Certificates of deposit	223,321	2,504	4.50	240,014	2,890	4.83
Borrowed funds	91,312	1,151	5.06	111,203	1,363	4.92
Total interest-bearing liabilities	437,746	$3,895	3.57%	461,396	$4,557	3.96%
Noninterest-bearing liabilities	21,291			18,613
Total liabilities	459,037			480,009
Equity	41,517			42,090
Total liabilities and equity	$500,554			$522,099

Net interest income		$3,260			$3,325
Net interest rate spread			2.59%			2.44%
Net interest margin			2.80%			2.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.08%			106.81%

	For the Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$440,348	$14,051	6.38%	$456,778	$14,678	6.43%
Securities available-for-sale	20,544	483	4.70	19,542	469	4.80
Interest-bearing cash	8,815	109	2.48	11,582	288	5.02
Total interest-earning assets	469,707	$14,643	6.24%	487,902	$15,435	6.34%
Noninterest-earning assets	36,057			29,195
Total assets	$505,764			$517,097

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$94,220	$497	1.06%	$83,395	$525	1.27%
Passbook savings	25,539	39	0.31	26,335	62	0.47
Certificates of deposit	229,725	5,299	4.63	238,329	5,631	4.76
Borrowed funds	93,322	2,353	5.06	107,973	2,617	4.89
Total interest-bearing liabilities	442,806	$8,188	3.71%	456,032	$8,835	3.91%
Noninterest-bearing liabilities	21,558			19,073
Total liabilities	464,364			475,105
Equity	41,400			41,992
Total liabilities and equity	$505,764			$517,097

Net interest income		$6,455			$6,600
Net interest rate spread			2.53%			2.44%
Net interest margin			2.74%			2.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.08%			107.17%

Provision for Loan Losses. The Company’s provision for loan losses was $160,000 and $60,000 for the quarters ended June 30, 2008 and 2007, respectively. The increase in provision for loan losses for the quarter ended June 30, 2008 compared to the same period in 2007 was related to the increase in nonperforming assets and special mention loans outstanding. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio. The Company’s total loan portfolio decreased $45.7 million, or 9.6% from June 30, 2008 to June 30, 2007. This decrease primarily consisted of decreases of $32.8 million in one-to four-family residential loans and $20.8 million in the Company’s out-of-state real estate loans offset by an increase of $7.1 million in consumer loans. Purchased out-of-state real estate loans generally constitute a higher rate of risk than originated loans due to the size, location and type of collateral securing such loans. Net charge-offs were $244,000 for the six months ended June 30, 2008, compared to $24,000 for the six months ended June 30, 2007. The resulting allowance for loan loss was $3.5 million and $3.6 million at June 30, 2008 and June 30, 2007, respectively.

The allowance for loan losses as a percentage of total loans receivable increased to 0.81% at June 30, 2008 from 0.75% at June 30, 2007. Management believes the increase in the allowance for loan loss reflects a shift in the economy in some of the markets in which the Company operates, specifically the Des Moines, Iowa metropolitan area. However, the level of nonperforming loans have decreased to $703,000 at June 30, 2008 from $1.14 million at June 30, 2007. This decrease is primarily due to active management of the nonperforming loan portfolio. This change however, was accompanied by an increase in foreclosed real estate of $2.23 million. The increase in foreclosed real estate is a reflection of the weaker housing market, with 85% of the change coming from residential construction projects. Management continues to focus on all nonperforming assets which is reflected by the decrease in the nonperforming asset ratio to 0.70% of total assets as of June 30, 2008 from 0.97% of total assets at December 31, 2007. The level of special mention loans increased to $5.73 million at June 30, 2008 from $527,000 at June 30, 2007.

Management believes that the allowance for loan losses was adequate as of June 30, 2008. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.

Noninterest Income (Loss). Total noninterest income (loss) decreased by $1.81 million, or 103.2%, to a loss of $56,000 for the quarter ended June 30, 2008, from income of $1.76 million for the quarter ended June 30, 2007. The decrease in noninterest income was primarily due to the provision for impairment on investments as discussed below, offset in part by increases in fees and services charges, mortgage banking income, abstract fees, and other income. Fees and service charges increased $36,000 primarily due to an increase in fees associated with checking accounts, including overdraft fees, offset in part by a decrease in loan prepayment fees. Mortgage banking income increased $38,000 for the quarter ended June 30, 2008 compared to the same period of 2007 due to an increase in loans originated for the secondary market. Abstract fees increased $18,000 for the quarter ended June 30, 2008 compared to the same period of 2007 due to an increase in real estate activity. Other income, which primarily includes annuity, securities, insurance sales, cash surrender value of bank-owned life insurance, and foreclosed real estate net earnings, increased $56,000 for the quarter ended June 30, 2008 compared to the same period of 2007 primarily due to an increase in the cash surrender value of bank-owned life insurance, offset in part by an increase foreclosed real estate expenses.

Total noninterest income decreased by $1.75 million, or 51.5%, to $1.65 million for the six months ended June 30, 2008, from $3.40 million for the six months ended June 30, 2007. The decrease in noninterest incomes was primarily due to an increase in the provision for impairment on investments as discussed below and a decrease in other income, offset in part by increases in fees and services charges, mortgage banking income, and abstract fees. Fees and service charges increased $44,000 primarily due to an increase in fees associated with checking accounts, including overdraft fees, offset in part by a decrease in loan prepayment fees. Mortgage banking income increased $142,000 for the six months ended June 30, 2008 compared to the same period of 2007 due to an increase in loans originated for the secondary market. Abstract fees increased $45,000 for the six months ended June 30, 2008 compared to the same period of 2007 due to an increase in real estate activity. Other income, which primarily includes annuity, securities, insurance sales, cash surrender value of bank-owned life insurance, and foreclosed real estate net earnings, decreased $20,000 for the six months ended June 30, 2008 compared to the same period of 2007 primarily due to an increase in foreclosed real estate expenses, offset in part by an increase in the cash surrender value of bank-owned life insurance.

During the second quarter 2008 the Company’s noninterest income decreased by $1.96 million due to non-cash impairment charges in the investment portfolio. The carrying values of Freddie Mac and Fannie Mae preferred stock and the investment in the AMF Ultra Short Mortgage Fund have been written down to their fair market value of $4,157,000 and $1,793,000, respectively, as of June 30, 2008. Although these charges are required by generally accepted accounting principles (GAAP), they do not change the Company’s regulatory capital position of “well capitalized”. Sharp declines in the market valuations of these investments, coupled with uncertainty about future market conditions, led to the determination that these investments had become “other than temporarily impaired” under GAAP. Additional impairment charges may be necessary on investment securities in future quarters if financial and economic conditions do not improve.

Noninterest Expense. Total noninterest expense increased by $93,000, or 2.6%, to $3.64 million for the quarter ended June 30, 2008, from $3.54 million for the quarter ended June 30, 2007. The increase was primarily due to increases for information technology enhancements of $62,000 and increases on write downs of foreclosed real estate of $109,000, offset in part by decreases in salaries and employee benefits of $95,000. The Company’s ratio of noninterest expense to average assets for the quarters ended June 30, 2008 and 2007 was 2.90% and 2.71%, respectively.

Total noninterest expense increased by $405,000, or 5.8%, to $7.38 million for the six months ended June 30, 2008, from $6.97 million for the six months ended June 30, 2007. The increase was primarily due to increases for information technology enhancements of $138,000 and increases on write downs of foreclosed real estate of $267,000, offset in part by decreases in salaries and employee benefits of $76,000 and decrease in professional services of $91,000. The Company’s ratio of noninterest expense to average assets for the six months ended June 30, 2008 and 2007 was 2.92% and 2.70%, respectively.

Income Taxes. Provision for income taxes decreased by $78,000 to $366,000 for the quarter ended June 30, 2008, compared to $444,000 for the quarter ended June 30, 2007. The decrease in income taxes was primarily due to the decrease in the income before income taxes, offset in part by the limited deductibility of the provision for impairment on investments and a reduction of income tax credits available.

Provision for income taxes decreased by $207,000 to $658,000 for the six months ended June 30, 2008, compared to $865,000 for the six months ended June 30, 2007. The decrease in income taxes was primarily due to the decrease in the income before income taxes, offset in part by the limited deductibility of the provision for impairment on investments and a reduction of income tax credits available.

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

No material changes in the Company’s off-statement of financial condition arrangements occurred during the three months ended June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there has not been a material change in the Company’s market risk profile during the three months ended June 30, 2008. Please see the Company’s 2007 Annual Report on Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on April 25, 2008.  All proposals submitted to stockholders at the meeting were approved.  At the meeting, the stockholders of the Company considered and voted upon the election of the following individuals as directors for a three-year term:

Mark M. Thompson
Paul F. Bognanno

The results of the election of directors were as follows:

	FOR	WITHELD
Mark M. Thompson	1,195,293	23,551

Paul F. Bognanno	1,133,749	85,095

There were no broker non-votes or abstentions on this proposal.

The following directors’ terms of office continued after the meeting:

David M. Bradley
Robert H. Singer, Jr.
C. Thomas Chalstrom
Randall L. Minear
Melvin R. Schroeder

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

NORTH CENTRAL BANCSHARES, INC.

Date: August 14, 2008	BY:	/s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: August 14, 2008	BY:	/s/ Kyle C. Cook
Kyle C. Cook, Chief Financial Officer and Treasurer