Form 10-Q
period 2008-09-30
NORTH CENTRAL BANCSHARES INC
filed 2008-11-14
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $.01 par value	1,343,448

NORTH CENTRAL BANCSHARES, INC.

INDEX

Page

Part I. Financial Information

Item 1. Financial Statements (Unaudited)	1

Consolidated Condensed Statements of
Financial Condition at September 30, 2008
and December 31, 2007	1

Consolidated Condensed Statements of
Income for the Three Months and Nine Months
Ended September 30, 2008 and 2007	2

Consolidated Condensed Statements of
Cash Flows for the Nine Months
Ended September 30, 2008 and 2007	3

Notes to Consolidated Condensed Financial
Statements	5

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure
About Market Risk	19

Item 4T. Controls and Procedures	19

Part II. Other Information

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 6. Exhibits	20

Signatures	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS

Cash and due from banks:
Interest-bearing	$1,267,251	$3,132,298
Noninterest-bearing	9,219,090	9,394,409
Securities available-for-sale	16,149,060	11,534,942
Federal Home Loan Bank stock, at cost	4,737,100	5,064,200
Loans receivable, net	412,323,248	446,857,436
Loans held for sale	396,598	1,402,488
Accrued interest receivable	2,077,460	2,278,635
Foreclosed real estate	1,108,825	2,569,314
Premises and equipment, net	12,240,246	12,466,305
Rental real estate	2,388,711	2,473,633
Title plant	671,704	671,704
Goodwill	4,946,960	4,946,960
Deferred taxes	1,127,835	1,110,306
Bank-owned life insurance	5,233,097	5,044,601
Prepaid expenses and other assets	1,207,114	1,245,733
Total assets	$475,094,299	$510,192,964

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$345,200,666	$365,947,856
Borrowed funds	87,356,494	97,378,800
Advances from borrowers for taxes and insurance	973,168	2,016,809
Dividends payable	13,435	468,981
Accrued expenses and other liabilities	3,256,076	3,403,808

Total liabilities	436,799,839	469,216,254

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000 shares; none issued and outstanding)	-	-
Common stock ($.01 par value, authorized 15,500,000 shares; at September 30, 2008 1,343,448 shares issued and outstanding; at December 31, 2007, 1,340,948 shares issued and outstanding)	13,414	13,392
Additional paid-in capital	17,787,774	17,686,444
Retained earnings, substantially restricted	20,627,000	24,483,022
Accumulated other comprehensive income (loss)	(133,728)	(1,206,148)
Total stockholders' equity	38,294,460	40,976,710

Total liabilities and stockholders' equity	$475,094,299	$510,192,964

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Loans receivable	$6,698,254	$7,653,605	$20,749,524	$22,331,328
Securities and cash deposits	267,728	336,321	859,625	1,093,254
	6,965,982	7,989,926	21,609,149	23,424,582
Interest expense:
Deposits	2,543,881	3,350,783	8,379,181	9,570,749
Borrowed funds	1,131,914	1,365,003	3,484,831	3,979,349
	3,675,795	4,715,786	11,864,012	13,550,098
Net interest income	3,290,187	3,274,140	9,745,137	9,874,484

Provision for loan losses	60,000	245,000	280,000	335,000
Net interest income after provision for loan losses	3,230,187	3,029,140	9,465,137	9,539,484
Noninterest income:
Fees and service charges	1,235,539	1,229,304	3,363,829	3,313,829
Abstract fees	238,737	245,922	787,886	750,179
Provision for impairment on investments	(3,850,900)	-	(5,810,811)	-
Mortgage banking income	111,167	148,999	422,216	318,297
Other income	336,294	322,007	955,697	961,558

Total noninterest income (loss)	(1,929,163)	1,946,232	(281,183)	5,343,863

Noninterest expense:
Compensation and employee benefits	1,766,045	1,897,024	5,600,966	5,808,115
Premises and equipment	423,783	381,874	1,279,964	1,157,901
Data processing	229,002	199,728	715,286	547,975
Other expenses	1,137,118	1,028,901	3,338,462	2,966,955

Total noninterest expense	3,555,948	3,507,527	10,934,678	10,480,946

Income (loss) before income taxes	(2,254,924)	1,467,845	(1,750,724)	4,402,401

Provision for income taxes	495,000	454,800	1,152,500	1,319,600

Net income (loss)	$(2,749,924)	$1,013,045	$(2,903,224)	$3,082,801

Basic earnings (loss) per common share	$(2.04)	$0.75	$(2.17)	$2.27

Diluted earnings (loss) per common share	$(2.04)	$0.75	$(2.17)	$2.24

Dividends declared per common share	$0.01	$0.35	$0.71	$1.05

Comprehensive income (loss)	$(2,757,371)	$1,031,401	$(1,830,804)	$3,114,180

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,903,224)	$3,082,801
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	280,000	335,000
Depreciation	649,141	610,176
Amortization and accretion	52,966	168,195
Deferred taxes	48,551	(93,869)
Stock-based compensation	85,115	73,143
Excess benefit related to stock-based compensation	(2,268)	(96,249)
(Gain) on sale of foreclosed real estate and loans, net	(528,586)	(325,810)
Provision for impairment on investments	5,810,811	-
Write-down of foreclosed real estate	359,696	31,000
Loss on sale or disposal of equipment and other assets, net	6,299	2,836
Proceeds from sales of loans held-for-sale	34,533,178	24,592,494
Originations of loans held-for-sale	(33,105,072)	(24,555,552)
Change in assets and liabilities:
Accrued interest receivable	201,175	(122,502)
Prepaid expenses and other assets	(251,235)	183,367
Accrued expenses and other liabilities	(134,659)	537,078
Net cash provided by operating activities	5,101,888	4,422,108

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	50,178,568	23,149,028
Purchase of loans	(18,473,872)	(35,574,614)
Proceeds from sale of securities available-for-sale	9,850
Purchase of securities available-for-sale	(10,800,499)	-
Proceeds from maturities and calls of securities available-for-sale	1,468,059	1,117,337
Proceeds from redemption of Federal Home Loan Bank stock	542,900	636,700
Purchase of Federal Home Loan Bank stock	(215,800)	(581,300)
Purchase of premises, equipment and rental real estate	(344,840)	(445,278)
Proceeds from sale of premises and equipment	381	305
Net proceeds from sale of foreclosed real estate	3,707,708	227,927
Net cash provided by (used in) investing activities	26,072,455	(11,469,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(20,747,190)	8,890,134
Net increase (decrease) in advances from borrowers for taxes and insurance	(1,043,641)	(1,051,721)
Proceeds from other borrowed funds	11,500,000	17,000,000
Payments of other borrowed funds	(21,522,306)	(20,521,469)
Purchase of common stock for retirement	-	(2,377,500)
Proceeds from issuance of common stock	4,504	333,230
Excess benefit related to stock-based compensation	2,268	96,249
Dividends paid	(1,408,344)	(1,410,207)
Net cash provided by (used in) financing activities	(33,214,709)	958,716
Net (decrease) in cash	(2,040,366)	(6,089,071)

CASH AND DUE FROM BANKS
Beginning	12,526,707	20,022,276
Ending	$10,486,341	$13,933,205

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-Continued
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$8,834,215	$9,267,126
Interest paid on borrowings	3,484,831	3,979,349
Income taxes	719,509	1,166,198

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Transfers from loans to foreclosed real estate	$2,500,545	$352,405
Cumulative effect of adoption of FIN 48	-	200,000

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The consolidated condensed financial statements for the three and nine month periods ended September 30, 2008 and 2007 are unaudited. In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements. The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year. Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements. The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.	EARNINGS (LOSS) PER SHARE

The earnings (loss) per share amounts were computed using the weighted-average number of shares outstanding during the periods presented. In accordance with Statement of Position No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, shares owned by First Federal Savings Bank of Iowa’s Employee Stock Ownership Plan that have not been committed to be released are not considered to be outstanding for the purpose of computing earnings (loss) per share. For the three-month period ended September 30, 2008, the weighted-average number of shares outstanding for the computation of basic and diluted earnings (loss) per share were 1,340,148 and 1,340,148, respectively. For the nine-month period ended September 30, 2008, the weighted-average number of shares outstanding for basic and diluted earnings (loss) per share computation were 1,339,132 and 1,339,132, respectively. Excluded from the computation of the 2008 earnings per share amounts were 5,965 and 8,838 shares for the three and nine months ended September 30, 2008 respectively because the shares were anti-dilutive. For the three-month period ended September 30, 2007, the weighted-average number of shares outstanding for the computation of basic and diluted earnings (loss) per share were 1,343,441 and 1,357,655, respectively. For the nine-month period ended September 30, 2007, the weighted average number of shares outstanding for the basic and diluted earnings (loss) per share computations were 1,358,909 and 1,373,451, respectively.

3.	DIVIDENDS

On August 29, 2008, the Company declared a cash dividend on its common stock, payable on October 6, 2008 to stockholders of record as of September 15, 2008, equal to $0.01 per share.

4.	GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization and required a goodwill impairment test. The Company completed the goodwill impairment test during the year ended December 31, 2007 and determined there has been no impairment of goodwill.

As of September 30, 2008 and December 31, 2007, the Company had goodwill of $4,946,960. The Company is required to complete a goodwill impairment test at least annually utilizing the same date each year. The impairment test for 2008 will be completed in the fourth quarter of 2008 utilizing the October 31, 2008 financial information as has been done in past years. The Company reviews goodwill each quarter to determine if there are reasons to consider an interim goodwill impairment test. There was no goodwill impairment loss or amortization related to goodwill during the three months ended September 30, 2008 or September 30, 2007.

5.	OPERATING SEGMENTS

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker. The Company has determined that it has two reportable segments: a traditional banking segment and a nonbank segment. The traditional banking segment consists of the Company’s banking subsidiary, First Federal Savings Bank of Iowa (the “Bank”), and the holding company. The Bank operates as a federal savings bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where its offices are located. The nonbank segment, which is set forth under the caption “All Others” below, consists of the operations of the subsidiaries under the Bank, and includes real estate abstracting services, insurance and investment services, and ownership of low-income housing tax credit apartment complexes.

Transactions between affiliates, the resulting revenues of which are shown in the inter-segment revenue category, are conducted at market prices that would be paid if the companies were not affiliates.

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$6,965,982	$-	$6,965,982	$21,609,149	$-	$21,609,149
Interest expense	3,675,795	-	3,675,795	11,864,012	-	11,864,012
Net interest income	3,290,187	-	3,290,187	9,745,137	-	9,745,137
Provision for loan losses	60,000	-	60,000	280,000	-	280,000
Net interest income after provision for loan losses	3,230,187	-	3,230,187	9,465,137	-	9,465,137
Noninterest income (loss)	(2,419,338)	490,175	(1,929,163)	(1,841,834)	1,560,651	(281,183)
Noninterest expense	3,269,321	286,627	3,555,948	10,021,190	913,488	10,934,678
Income (loss) before income taxes	(2,458,472)	203,548	(2,254,924)	(2,397,887)	647,163	(1,750,724)
Provision for income taxes	472,000	23,000	495,000	1,067,500	85,000	1,152,500
Net income (loss)	$(2,930,472)	$180,548	$(2,749,924)	$(3,465,387)	$562,163	$(2,903,224)
Inter-segment revenue (expense)	$184,368	$(184,368)	$-	$578,382	$(578,382)	$-
Total assets	$471,700,426	$3,393,873	$475,094,299	471,700,426	$3,393,873	$475,094,299
Total deposits	$345,200,666	$-	$345,200,666	$345,200,666	$-	$345,200,666

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$7,989,926	$-	$7,989,926	$23,424,582	$-	$23,424,582
Interest expense	4,715,786	-	4,715,786	13,550,098	-	13,550,098
Net interest income	3,274,140	-	3,274,140	9,874,484	-	9,874,484
Provision for loan losses	245,000	-	245,000	335,000	-	335,000
Net interest income after provision for loan losses	3,029,140	-	3,029,140	9,539,484	-	9,539,484
Noninterest income	1,430,988	515,244	1,946,232	3,779,124	1,564,739	5,343,863
Noninterest expense	3,211,498	296,029	3,507,527	9,555,056	925,890	10,480,946
Income before income taxes	1,248,630	219,215	1,467,845	3,763,552	638,849	4,402,401
Provision for income taxes	443,000	11,800	454,800	1,288,900	30,700	1,319,600
Net income	$805,630	$207,415	$1,013,045	$2,474,652	$608,149	$3,082,801
Inter-segment revenue (expense)	$225,782	$(225,782)	$-	$684,210	$(684,210)	$-
Total assets	$516,518,893	$3,564,446	$520,083,339	$516,518,893	$3,564,446	$520,083,339
Total deposits	$369,219,944	$-	$369,219,944	$369,219,944	$-	$369,219,944

6.	RECENT ACCOUNTING PRONOUNCEMENTS

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

As mentioned in Note 6, the Company adopted SFAS 157 Fair Value Measurements on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. It also establishes a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

1.	Level 1 - Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in markets;

2.
Level 2 - Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

3.	Level 3 - Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Fair value measurements for items measured at fair value at September 30, 2008 included:

($ in 000s)	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total September 30, 2008
Description
Securities available-for-sale (Excluding equity securities)	_	14,207	_	14,207
Securities available-for-sale (Equity securities)	1,942	_	_	1,942
Total Securities available-for-sale	1,942	14,207	_	16,149

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

Certain financial assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis where not significant at September 30, 2008.

The Company held Freddie Mac and Fannie Mae perpetual preferred stock at June 30, 2008 with a carrying cost of approximately $4.2 million. On September 7, 2008, the Federal Housing Finance Agency placed both Freddie Mac and Fannie Mae under conservatorship. This action did not eliminate the equity in Freddie Mac and Fannie Mae represented by the perpetual preferred stock but did negatively impact its value. As a result, a non-cash other-than-temporary impairment (“OTTI”) charge of $3.85 million pre tax was recorded by the Company in the quarter ended September 30, 2008. The estimated fair value of these securities at September 30, 2008 was $300,000.

8.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective as of January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $200,000 in income tax liability for uncertain income tax expense. This increase was accounted for as an adjustment reducing the beginning balance of retained earnings on the Statement of Financial Condition by $200,000 which was comprised of $170,000 in taxes and $30,000 in interest. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. There was no adjustment to these amounts during the three months ended September 30, 2008.

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

Item 2. Management's Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries, including the Bank, that are subject to various factors which could cause actual results to differ materially from these estimates, including those set forth in Part II, Item 1A - Risk Factors of this Quarterly Report and Part I, Item 1A — Risk Factors of the Company’s 2007 Annual Report on Form 10-K. These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments. The Company’s actual results may differ from the results discussed in the forward-looking statements. The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking financial statements contained herein.

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

Management believes the following were important factors in the Company’s performance during the quarter ended September 30, 2008:

•
The Company held Freddie Mac and Fannie Mae perpetual preferred stock at June 30, 2008 with a carrying cost of approximately $4.2 million. On September 7, 2008, the Federal Housing Finance Agency placed both Freddie Mac and Fannie Mae under conservatorship. This action did not eliminate the equity in Freddie Mac and Fannie Mae represented by the perpetual preferred stock but did negatively impact its value. As a result, a non-cash other-than-temporary impairment (“OTTI”) charge of $3.85 million pre tax was recorded by the Company in the quarter ended September 30, 2008. The estimated fair value of these securities at September 30, 2008 was $300,000.

•
On October 3, 2008 the Emergency Economic Stabilization Act of 2008 ( “EESA”) was adopted. Among other things, EESA provides tax relief to banking organizations that have suffered losses on preferred holdings of Freddie Mac and Fannie Mae by changing the characterization of these losses from capital to ordinary for Federal income tax purposes. As a result, the Company will recognize a tax benefit of approximately $2.1 million, or $1.56 per diluted share, on the $6.19 million cumulative Freddie Mac and Fannie Mae impairment charges, during the fourth quarter of 2008. This tax benefit was realized in the third quarter of 2008 for purposes of regulatory capital ratios. The Bank’s required, actual and excess capital levels as of September 30, 2008 are shown in a table on page 12 of this report.

•	Earnings before the provision for impairment on investments (a non-GAAP measure) remains strong, evidenced by the chart below.

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
		Diluted per		Diluted per
(dollars in thousands, except per share data)	Amount	share	Amount	share
Reported net loss	$(2,750)	(2.04)	$(2,903)	(2.17)
Provision for impairment (net)	3,851	2.86	5,777	4.30
Net earnings before the provision for impairment	$1,101	0.82	$2,874	2.13

•
Consistent with the Company’s focus on attracting and retaining talented employees, and at the same time reducing costs, the Board of Directors has approved changes in the Company’s employee benefits programs including a freeze to the defined benefit pension plan effective July 1, 2008 and enhancements to the 401(k) plan.

•
Although the level of nonperforming assets to total assets increased to 1.15% as of September 30, 2008 from 0.97% as of December 31, 2007 the Company continues to be pro-active in its approach to addressing and minimizing the financial impact of these assets.

•
Purchases and originations of out of state real estate loans remain an integral part of the Company’s business plan. The Company has purchased and originated out of state real estate loans to supplement local mortgage loan originations and to geographically diversify its mortgage loan portfolio.

•
The Company continues its focus on earnings through management of net interest margin, successfully increasing the margin to 2.79% for the nine months ended September 30, 2008 from 2.65% for the twelve months ended December 31, 2007.

The general economy is slowing. Based upon increasing numbers of foreclosures and slower sales of one- to four-family residences, it is generally agreed that the real estate market is in a slowdown. The Federal Reserve reduced the targeted fed funds rate and the discount rate by 425 basis points between September 2007 and October 2008, indicating its concern about the slowing economy. It is uncertain when this slowdown will turn around and the ripple effect it could have on other parts of the economy. The duration and magnitude of any near-term economic difficulties are not known.

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

FINANCIAL CONDITION

Total assets decreased $35.1 million, or 6.9%, to $475.1 million at September 30, 2008, from $510.2 million at December 31, 2007. The decrease in assets was primarily due to a decrease in net loans receivable, offset in part by increases in securities available-for-sale.

Net loans receivable decreased by $34.6 million, or 7.7%, to $412.3 million at September 30, 2008, from $446.9 million at December 31, 2007, primarily due to payments and prepayments of $101.5 million and loan sales of $34.1 million during the nine months ended September 30, 2008. These payments, prepayments, and loan sales were offset in part by the origination of $46.7 million of first mortgage loans primarily secured by one-to four-family residences and commercial real estate; the purchase of $18.5 million of first mortgage loans secured by commercial real estate and multifamily residential real estate; and the origination of $25.1 million of second mortgage loans during the nine months ended September 30, 2008. The Company sells substantially all fixed-rate residential loans originated with maturities of 15 years or more in the secondary mortgage market in order to reduced interest rate risk

Deposits decreased $20.7 million, or 5.7%, to $345.2 million at September 30, 2008, from $365.9 million at December 31, 2007. This decrease is a result of a few specific items. First, deposit pricing, particularly CD pricing, in certain markets the Company operates has been impacted by other financial institutions with above market specials. Second, a decrease in brokered deposits of $8.8 million which the Company has chosen not to replace due to pricing and liquidity needs. Lastly, deposits have fluctuated due to seasonality. Borrowings, primarily FHLB advances, decreased $10.0 million, or 10.3%, to $87.4 million at September 30, 2008, from $97.4 million at December 31, 2007. This decrease is due to the normal repayment of borrowings due to calls or maturities.

Total stockholders’ equity was at $38.3 million at September 30, 2008 compared to $41.0 million at December 31, 2007.

The Office of Thrift Supervision (the “OTS”) requires that the Bank meet minimum tangible, leverage (core) and risk-based capital requirements. As of September 30, 2008, the Bank exceeded all of its regulatory capital requirements. The Bank’s required, actual and excess capital levels as of September 30, 2008 are set forth below. In accordance with EESA, the actual capital levels set forth below include the realization of a tax benefit of approximately $2.1 million, or $1.56 per diluted share, on the cumulative $6.19 million Freddie Mac and Fannie Mae impairment charges. The Company will recognize this tax benefit in its financial statements for the fourth quarter of 2008.

	Amount		Percentage of Assets
	(Dollars in thousands)
Tangible capital:
Capital level	$34,716	(1)	7.34%
Less Requirement	7,094		1.50%
Excess	$27,622		5.84%

Core capital:
Capital level	$34,716	(1)	7.34%
Less Requirement	18,918		4.00%
Excess	$15,798		3.34%

Risk-based capital:
Capital level	$38,063	(1)	11.14%
Less Requirement	27,329		8.00%
Excess	$10,734		3.14%

(1) Includes the tax benefit related to the cumulative impairment losses on Freddie Mac and Fannie Mae as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, amortization and prepayment of loans, borrowings such as FHLB advances, brokered certificates of deposit, maturities of securities and other investments, and earnings and funds provided from operations. During the first nine months of 2008 and 2007, principal payments, prepayments, and proceeds from the sale of loans totaled $135.6 million and $113.6 million, respectively. Deposits decreased by $20.7 million during the first nine months of 2008 compared to an increase in deposits of $8.9 million during the first nine months of 2007. The proceeds from borrowed funds during the nine months ended September 30, 2008 and 2007 totaled $11.5 million and $17.0 million. During the first nine months of 2008 and 2007, the proceeds from the maturities, calls and sales of securities totaled $2.0 million and $1.8 million, respectively. Cash provided from operating activities during the first nine months of 2008 and 2007 totaled $5.1 million and $4.4 million, respectively. The Company’s primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities. During the first nine months of 2008 and 2007, the Company’s gross purchases and origination of loans totaled $102.8 million and $128.0 million, respectively. The purchase of securities available-for-sale for the nine months ended September 30, 2008 and 2007 totaled $11.0 million and $0.6 million, respectively. The repayment of borrowed funds during the first nine months of 2008 and 2007 totaled $21.5 million and $20.5 million, respectively. OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation. For additional information about cash flows from the Company’s operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included in Item 1 of this report.

The Company has a line of credit agreement in the amount of $3.0 million with an unaffiliated bank. As of September 30, 2008, there were no borrowings outstanding on this line of credit. This annual line matured in October 2008 and the Company continues to analyze whether to renew due to the increased restrictions being place on all borrowers of this unaffiliated financial institution. If the Company renews the line of credit, it may use borrowings to fund stock repurchases in the future and for general corporate purposes.

On October 6, 2008, the Company paid a quarterly cash dividend of $0.01 per share of common stock to its shareholders as of the close of business on September 15, 2008. This dividend payment totaled $13,000. See SEC Form 8-K filed on August 29, 2008 for additional information regarding the dividend reduction. On May 30, 2008, the Company declared a quarterly cash dividend of $0.35 per share, payable on July 3, 2008 to shareholders of record as of the close on June 13, 2008. This dividend payment totaled $470,000.

RECENT REGULATORY ACTIONS

In response to the recent crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets. Under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the Troubled Asset Relief Program Capital Purchase Program (“CPP”), the U.S. Treasury will make $250 billion of capital available to U.S. financial institutions and potentially other financial and commercial firms by purchasing preferred stock in these institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Total Risk−Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk−Weighted Assets or $25 billion. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock having an aggregate market price equal to 15% of the preferred stock purchased. Participation in the program is not automatic and is subject to approval by the Treasury. We are evaluating whether to apply for participation in the CPP.

In addition, the Federal Deposit Insurance Corporation (“FDIC”) announced the creation of the Temporary Liquidity Guarantee Program (“TLGP”) as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions are automatically enrolled in the TLGP for the first 30 days at no cost. Organizations that do not wish to participate in the TLGP must opt out by December 5, 2008. After that time, participating entities will be charged fees. The TLGP has two components. The FDIC will provide a complete guarantee of newly issued senior unsecured debt of the participating organizations, within a certain limit, issued between October 14, 2008 and June 30, 2009. For such debts maturing beyond June 30, 2009, the guarantee will remain in effect until June 30, 2012. An annualized fee of 75 basis points multiplied by the amount of debt issued from October 14, 2008 (and still outstanding on December 6, 2008), through June 30, 2009 will be charged. The other component provides full FDIC insurance coverage for non−interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest−bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of the TLGP. We are evaluating whether to continue to participate in the TLGP.

It is not clear at this time whether our decision to participate or not to participate in either the CPP or the TLGP will have an effect on our business. In addition, there is no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

RESULTS OF OPERATIONS

Net Income (Loss). Net income (loss) decreased by $3.76 million to a net loss of $2.75 million for the quarter ended September 30, 2008, compared to net income of $1.01 million for the quarter ended September 30, 2007. The decrease in earnings was primarily due to a non-cash provision for impairment on investments and an increase in other expenses including write downs of value on foreclosed real estate.

Net income (loss) decreased by $5.98 million to a net loss of $2.90 million for the nine months ended September 30, 2008, compared to net income of $3.08 million for the nine months ended September 30, 2007. The decrease in earnings was primarily due to a non-cash provision for impairment on investments and an increase in other expenses including write downs of value on foreclosed real estate, offset in part by a decrease in income tax expense.

Net Interest Income. Net interest income before provision for loan losses increased by $16,000 to $3.29 million for the quarter ended September 30, 2008, from $3.27 million for the quarter ended September 30, 2007. The increase is due to an increase in the interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) and a decrease in the average balance of interest-bearing liabilities, offset in part by a decrease in the average balance of interest-earning assets. The interest rate spread increased to 2.70% for the quarter ended September 30, 2008, from 2.37% for the quarter ended September 30, 2007. The increase in interest rate spread primarily reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Net interest income before provision for loan losses decreased by $129,000 to $9.75 million for the nine months ended September 30, 2008, from $9.87 million for the nine months ended September 30, 2007. The decrease is due to a decrease in the average balance of interest-earning assets, offset in part by an increase in the interest rate spread and a decrease in the average balance of interest-bearing liabilities. The interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) increased to 2.58% for the nine months ended September 30, 2008, from 2.41% for the nine months ended September 30, 2007. The increase in interest rate spread primarily reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Interest Income. Interest income decreased by $1.02 million to $6.97 million for the quarter ended September 30, 2008, compared to $7.99 million for the quarter ended September 30, 2007. The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the yield on interest-earnings assets. The average balance of interest-earning assets decreased $43.7 million to $453.6 million for the quarter ended September 30, 2008, from $497.3 million for the quarter ended September 30, 2007. The average yield on interest-earning assets decreased to 6.12% for the quarter ended September 30, 2008, from 6.40% for the quarter ended September 30, 2007, primarily due to a decrease in market interest rates on first mortgage loans secured by on-to four-family real estate, commercial real estate, and multifamily residences. The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans and interest-bearing cash, offset in part by an increase in the average balance of consumer loans and securities available-for sale. The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans, offset in part by the origination and purchases of first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences during the three months ended September 30, 2008. The increase in the average balance of securities available-for-sale was derived from purchases of mortgage-backed securities, offset in part by payments, maturities, and write downs due to the other-than-temporary impairment of investments during the quarter ended September 30, 2008.

Interest income decreased by $1.81 million to $21.61 million for the nine months ended September 30, 2008, compared to $23.42 million for the nine months ended September 30, 2007. The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the yield on interest-earnings assets. The average balance of interest-earning assets decreased $26.7 million to $464.3 million for the nine months ended September 30, 2008, from $491.0 million for 2007. The average yield on interest-earning assets decreased to 6.19% for the nine months ended September 30, 2008, from 6.36% for the nine months ended September 30, 2007, primarily due to a decrease in market interest rates on first mortgage loans secured by on-to four-family real estate, commercial real estate, and multifamily residences. The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans and interest-bearing cash, offset in part by an increase in the average balance of consumer loans and securities available-for sale. The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans, offset in part by the origination and purchases of first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences during the nine months ended September 30, 2008. The increase in the average balance of securities available-for-sale was derived from purchases of mortgage-backed securities, offset in part by payments, maturities, and write downs due to other-than-temporary impairment of investments during the nine months ended September 30, 2008.

Interest Expense. Interest expense decreased by $1.04 million to $3.68 million for the quarter ended September 30, 2008, compared to $4.72 million for the quarter ended September 30, 2007. The average balance of interest-bearing liabilities decreased $37.1 million to $426.6 million for the quarter ended September 30, 2008, from $463.7 million for the quarter ended September 30, 2007. The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds, certificates of deposit, and savings account balances, offset in part by an increase in NOW and money market account balances. The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities. The average cost of funds was 3.42% for the quarter ended September 30, 2008 and 4.03% for the quarter ended September 30, 2007, respectively.

Interest expense decreased by $1.69 million to $11.86 million for the nine months ended September 30, 2008, compared to $13.55 million for the nine months ended September 30, 2008. The average balance of interest-bearing liabilities decreased $21.2 million to $437.4 million for the nine months ended September 30, 2008, from $458.6 million for the nine months ended September 30, 2007. The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds and certificates of deposit, offset in part by an increase in NOW, money market and savings account balances. The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities. The average cost of funds was 3.61% for the nine months ended September 30, 2008 and 3.95% for nine months ended September 30, 2007, respectively.

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and nine months ended September 30, 2008 and 2007, respectively.

	For the Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$423,848	$6,698	6.29%	$469,649	$7,653	6.49%
Securities available-for-sale	25,006	245	3.92	18,942	232	4.90
Interest-bearing cash	4,743	23	1.88	8,663	105	4.77
Total interest-earning assets	453,597	$6,966	6.12%	497,254	$7,990	6.40%
Noninterest-earning assets	36,271			29,157
Total assets	$489,868			$526,411

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$93,733	$213	0.90%	$82,858	$287	1.37%
Passbook savings	25,795	18	0.27	25,869	35	0.54
Certificates of deposit	217,427	2,313	4.22	246,353	3,031	4.88
Borrowed funds	89,655	1,132	5.01	108,639	1,363	4.98
Total interest-bearing liabilities	426,610	$3,676	3.42%	463,719	$4,716	4.03%
Noninterest-bearing liabilities	22,852			20,829
Total liabilities	449,462			484,548
Equity	40,406			41,863
Total liabilities and equity	$489,868			$526,411

Net interest income		$3,290			$3,274
Net interest rate spread			2.70%			2.37%
Net interest margin			2.90%			2.64%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.33%			107.23%

	For the Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$434,848	$20,749	6.35%	$461,068	$22,332	6.46%
Securities available-for-sale	22,032	728	4.41	19,342	701	4.83
Interest-bearing cash	7,457	132	2.35	10,609	392	4.95
Total interest-earning assets	464,337	$21,609	6.19%	491,019	$23,425	6.36%
Noninterest-earning assets	36,129			29,183
Total assets	$500,466			$520,202

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$94,057	$710	1.01%	$83,216	$812	1.30%
Passbook savings	25,624	57	0.29	26,180	97	0.50
Certificates of deposit	225,626	7,612	4.49	241,004	8,662	4.81
Borrowed funds	92,100	3,485	5.04	108,195	3,979	4.92
Total interest-bearing liabilities	437,407	$11,864	3.61%	458,595	$13,550	3.95%
Noninterest-bearing liabilities	21,990			19,658
Total liabilities	459,397			478,253
Equity	41,069			41,949
Total liabilities and equity	$500,466			$520,202

Net interest income		$9,745			$9,875
Net interest rate spread			2.58%			2.41%
Net interest margin			2.79%			2.67%
Ratio of average interest-earning assets to average interest-bearing liabilities			106.16%			107.07%

Provision for Loan Losses. The Company’s provision for loan losses was $60,000 and $245,000 for the quarters ended September 30, 2008 and 2007, respectively. The decrease in provision for loan losses for the quarter ended September 30, 2008 compared to the same period in 2007 was primarily due to a decrease in the loan portfolio in the 2008 period and an increased provision in the same period of 2007 due to a few single family residential construction relationships increasing non-performing assets. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio. The Company’s total loan portfolio decreased $50.6 million, or 10.8%, from September 30, 2008 to September 30, 2007. This decrease primarily consisted of decreases of $33.3 million in one-to four-family residential loans and $20.4 million in the Company’s out-of-state real estate loans, offset by an increase of $6.1 million in consumer loans. The decreases in loans are primarily due to less one-to four-family residential loans fitting the Company’s portfolio requirements resulting in more loans being sold to the secondary market, as well as the Company’s decision not to replace all of the out-of-state real estate loans that have been paid off during the past year due to their increased complexity in today’s economic times. Purchased out-of-state real estate loans generally constitute a higher rate of risk than originated loans due to the size, location and type of collateral securing such loans. Net charge-offs were $294,000 for the nine months ended September 30, 2008, compared to $119,000 for the nine months ended September 30, 2007. The resulting allowance for loan loss was $3.5 million and $3.7 million at September 30, 2008 and September 30, 2007, respectively.

The allowance for loan losses as a percentage of total loans receivable increased to 0.83% at September 30, 2008 from 0.79% at September 30, 2007. Management believes the increase in the allowance for loan loss as a percentage of total loans receivable reflects a shift in the economy in some of the markets in which the Company operates, specifically the Des Moines, Iowa metropolitan area. The level of nonperforming loans increased to $4.32 million at September 30, 2008 from $2.39 million at September 30, 2007. This change, along with the increase in foreclosed real estate to $1.11 million at September 30, 2008 from $569,000 at September 30, 2007, is primarily a reflection of the deterioration in the housing market. The nonperforming asset ratio increased to 1.15% of total assets as of September 30, 2008 from 0.97% of total assets at December 31, 2007. The level of special mention loans increased to $4.91 million at September 30, 2008 from $2.71 million at September 30, 2007.

Management believes that the allowance for loan losses was adequate as of September 30, 2008. While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.

Noninterest Income (Loss). Total noninterest income (loss) decreased by $3.88 million, or 199.1%, to a loss of $1.93 million for the quarter ended September 30, 2008, from income of $1.95 million for the quarter ended September 30, 2007. The decrease in noninterest income was primarily due to the provision for impairment on investments as discussed below, abstract fees and mortgage banking income, offset in part by increases in fees and services charges and other income. Fees and service charges increased $6,000 primarily due to an increase in fees associated with checking accounts, including overdraft fees, offset in part by a decrease in loan prepayment fees. Mortgage banking income decreased $38,000 for the quarter ended September 30, 2008 compared to the same period of 2007 due to decreases in loans originated for the secondary market. Abstract fees decreased $7,000 for the quarter ended September 30, 2008 compared to the same period of 2007 due to a decrease in real estate activity. Other income, which primarily includes annuity, securities, insurance sales, cash surrender value of bank-owned life insurance, and foreclosed real estate net losses, increased $14,000 for the quarter ended September 30, 2008 compared to the same period of 2007 primarily due to an increase in the cash surrender value of bank-owned life insurance, offset in part by an increase foreclosed real estate expenses.

Total noninterest income (loss) decreased by $5.63 million, or 105.3%, to a loss of $281,000 for the nine months ended September 30, 2008, from income of $5.34 million for the nine months ended September 30, 2007. The decrease in noninterest income was primarily due to an increase in the provision for impairment on investments as discussed below and a decrease in other income, offset in part by increases in fees and services charges, mortgage banking income, and abstract fees. Fees and service charges increased $50,000 primarily due to an increase in fees associated with checking accounts, including overdraft fees, offset in part by a decrease in loan prepayment fees. Mortgage banking income increased $104,000 for the nine months ended September 30, 2008 compared to the same period of 2007 due to an increase in loans originated for the secondary market. Abstract fees increased $38,000 for the nine months ended September 30, 2008 compared to the same period of 2007 due to an increase in real estate activity. Other income, which primarily includes annuity, securities, insurance sales, cash surrender value of bank-owned life insurance, and foreclosed real estate net losses, decreased $6,000 for the nine months ended September 30, 2008 compared to the same period of 2007 primarily due to an increase in foreclosed real estate expenses, offset in part by an increase in the cash surrender value of bank-owned life insurance.

During the third quarter of 2008 the Company’s noninterest income decreased by $3.85 million due to non-cash impairment charges in the investment portfolio due to the Federal Housing Finance Agency placing Freddie Mac and Fannie Mae under conservatorship. The carrying values of Freddie Mac and Fannie Mae preferred stock held by the Company have been written down to their fair market value of $235,000 and $71,000, respectively, as of September 30, 2008. Although these charges are required by generally accepted accounting principles (GAAP), they do not change the Company’s regulatory capital position of “well capitalized”. Sharp declines in the market valuations of these investments, coupled with uncertainty about future market conditions, led to the determination that these investments had become “other-than-temporarily impaired”. Additional impairment charges may be necessary on investment securities in future quarters if financial and economic conditions do not improve.

Noninterest Expense. Total noninterest expense increased by $48,000, or 1.4%, to $3.56 million for the quarter ended September 30, 2008, from $3.51 million for the quarter ended September 30, 2007. The increase was primarily due to increased expenditures for information technology enhancements of $29,000 and increases on write downs of foreclosed real estate of $93,000, offset in part by decreases in salaries and employee benefits of $131,000. The Company’s ratio of noninterest expense to average assets for the quarters ended September 30, 2008 and 2007 was 2.90% and 2.67%, respectively.

Total noninterest expense increased by $454,000, or 4.3%, to $10.93 million for the nine months ended September 30, 2008, from $10.48 million for the nine months ended September 30, 2007. The increase was primarily due to increased expenditures for information technology enhancements of $167,000 and increases on write downs of foreclosed real estate of $360,000, offset in part by decreases in salaries and employee benefits of $207,000 and decrease in professional services of $140,000. The Company’s ratio of noninterest expense to average assets for the nine months ended September 30, 2008 and 2007 was 2.91% and 2.69%, respectively.

Income Taxes. Provision for income taxes increased by $40,000 to $495,000 for the quarter ended September 30, 2008, compared to $455,000 for the quarter ended September 30, 2007. The increase in income taxes was primarily due to the increase in the income before income taxes without regard to the OTTI on securities, which had limited tax deductibility prior to the enactment of EESA.

Provision for income taxes decreased by $167,000 to $1.15 million for the nine months ended September 30, 2008, compared to $1.32 million for the nine months ended September 30, 2007. The decrease in income taxes was primarily due to the decrease in the income before income taxes, offset in part by the limited deductibility of the provision for impairment on investments and a reduction of income tax credits available.

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

No material changes in the Company’s off-statement of financial condition arrangements occurred during the three months ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there has not been a material change in the Company’s market risk profile during the three months ended September 30, 2008. Please see the Company’s 2007 Annual Report on Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

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

Item 1A. Risk Factors

In response to the recent crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets. Under EESA and the CPP, the U.S. Treasury will make $250 million of capital available to U.S. financial institutions and potentially other financial and commercial firms by purchasing preferred stock in these institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Total Risk−Weighted Assets, with a maximum investment equal to the lesser of 3% of Total Risk−Weighted Assets or $25 billion. In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock having an aggregate market price equal to 15% of the preferred stock purchased. Participation in the program is not automatic and is subject to approval by the Treasury. We are evaluating whether to apply for participation in the CPP.

In addition, the FDIC announced the creation of the TLGP as part of a larger government effort to strengthen confidence and encourage liquidity in the nation’s banking system. All eligible institutions are automatically enrolled in the TLGP for the first 30 days at no cost. Organizations that do not wish to participate in the TLGP must opt out by December 5, 2008. After that time, participating entities will be charged fees. The TLGP has two components. The FDIC will provide a complete guarantee of newly issued senior unsecured debt of the participating organizations, within a certain limit, issued between October 14, 2008 and June 30, 2009. For such debts maturing beyond June 30, 2009, the guarantee will remain in effect until June 30, 2012. An annualized fee of 75 basis points multiplied by the amount of debt issued from October 14, 2008 (and still outstanding on December 6, 2008), through June 30, 2009 will be charged. The other component provides full FDIC insurance coverage for non−interest bearing transaction deposit accounts, regardless of dollar amount until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest−bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of the TLGP. We are evaluating whether to continue to participate in the TLGP.

It is not clear at this time whether our decision to participate or not to participate in either the CPP or the TLGP will have an effect on our business. In addition, there is no assurance that these government actions will achieve their purpose. The failure of the financial markets to stabilize, or a continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the financial condition of our customers, our common stock trading price, as well as our ability to access credit.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

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

NORTH CENTRAL BANCSHARES, INC.

Date: November 14, 2008	BY: /s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: November 14, 2008	BY: /s/ Kyle C. Cook
Kyle C. Cook, Chief Financial Officer and Treasurer