Form 10-K
period 2008-12-31
NORTH CENTRAL BANCSHARES INC
filed 2009-03-30
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934:    For the transition period from         to

Commission File No.  0-27672

NORTH CENTRAL BANCSHARES, INC.
(Exact name of registrant as specified in its charter)

Iowa	42-1449849
(State of incorporation)	(I.R.S. Employer Identification No.)

825 Central Avenue
Fort Dodge, Iowa	50501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (515) 576-7531

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

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

Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of June 30, 2008 was $28,300,000.

As of March 26, 2009, there were issued and outstanding 1,343,448 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.          Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference to Items 10, 11, 12, 13 and Item 14 of Part III hereof.
2.          Portions of the 2008 Annual Report to Shareholders are incorporated by reference to Items 5, 6, 7, 7A and 8 of Part II hereof.

PART I

North Central Bancshares, Inc. and First Federal Savings Bank of Iowa (the “Bank”) may from time to time make written or oral “forward-looking statements.” These forward-looking statements may be contained in this annual filing on Form 10-K with the Securities and Exchange Commission (the “SEC”), the Annual Report to Shareholders, and in other communications by the Company and the Bank, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  As used in this Form 10-K, the terms “we,” “us,” “our,” “North Central” and “Company” mean North Central Bancshares, Inc. and its subsidiary, the Bank, on a consolidated basis (unless the context indicates another meaning).

Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company’s control, and other factors discussed in this Form 10-K, as well as other factors identified in the Company’s filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	developments impacting the financial services industry and global credit markets, and the response of legislators and regulators thereto;

•	new laws and regulations aimed at stimulating the economy and mitigating the effects of the current global economic crisis;

•	developments at other companies in our industry, including the potential failure of other financial institutions;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	changes in consumer spending and saving habits;

•	the strength of our loan portfolio, including potential defaults by borrowers and our realization of amounts below the amounts we are due on certain loans;

•	impairments to the value of investment securities held by us;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;

•	inflation, interest rate, market and monetary fluctuations;

•	our ability to attract and retain key personnel to implement our strategy and oversee our operations;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	our success in gaining regulatory approval of products and services, when required;

•
the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	our ability to attract funds and raise capital when needed to support growth or ongoing operations;

•	our previous expansion into new market areas and the associated costs may reduce our profitability;

•	the availability of desirable avenues to deploy our existing capital;

•	our success at managing the risks involved in our business, including our ability to maintain an effective system of internal control over financial reporting;

•	limitations imposed on us by our articles of incorporation and bylaws which could restrict our ability to pursue growth opportunities; and

•
limitations imposed on us by virtue of the agreements we entered into with the United States Treasury in connection with our participation in the Troubled Asset Relief Program Capital Purchase Program (including any potential changes to these agreements required to comply with changes in applicable Federal laws).

This list of important factors is not exclusive.  The Company or the Bank does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

ITEM 1.  BUSINESS

General

North Central Bancshares, Inc., an Iowa corporation, is the holding company for First Federal Savings Bank of Iowa, a federally chartered savings bank.  The Company owns 100% of the outstanding stock of the Bank.  The Company’s stock is traded on the Nasdaq Global Market under the symbol “FFFD.”

At this time, the Company conducts business as a unitary savings and loan holding company and the principal business of the Company consists of the operation of the Bank.  The Company’s executive offices are located at the home office of the Company at 825 Central Avenue, Fort Dodge, Iowa.  The Company’s telephone number is (515) 576-7531.

First Federal Savings Bank of Iowa

The Bank is a federally-chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and ten other branch offices located in Iowa.  Eight of the Bank’s offices are located in north central and central Iowa, in the cities of Fort Dodge, Nevada, Ames, Perry, Ankeny, Clive and West Des Moines.  Three of the Bank’s offices are located in southeast Iowa, in the cities of Burlington and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was originally chartered in 1954, and on May 7, 1987 became a federally chartered savings bank.  The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank’s market areas, and investing such deposits in one- to four-family residential real estate mortgages, multifamily and commercial mortgages and consumer loans, with emphasis on second mortgage loans.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) system since 1954.  At December 31, 2008, the Bank had total assets of $473.9 million, total deposits of $351.3 million, and total shareholders’ equity of $35.1 million.

The Bank’s principal executive office is located at 825 Central Avenue, Fort Dodge, Iowa and its telephone number at that address is (515) 576-7531.  The Bank’s website address is www.firstfederaliowa.com.  Information on the website shall not be considered a part of this Form 10-K.

Market Area and Competition

The Company is a savings and loan holding company serving its primary market area of Webster, Story, Des Moines, Dallas, Polk, and Henry Counties, which are located in the central, north central and southeastern parts of the State of Iowa.  The Company’s market area is influenced by agriculture, manufacturing, retail sales, insurance, financial and other professional services and public education.  The Company is headquartered in Fort Dodge, the Webster County seat, where it also operates two branch offices.

The year 2008 was an extremely challenging one for the financial industry and the entire world economy.  The financial crisis and recession also impacted the local economies in the Company’s market area.  The unemployment rate for the month of December 2008 for Webster County was 5.0%, for Story County 3.2%, for Dallas County 3.7%, for Polk County 4.5%, for Henry County 6.3% and for Des Moines County 6.8%.  These compare to the national rate of 7.2% and the State of Iowa rate of 4.6%.

Due to the type of loan demand in the Company’s overall market area, increased competition, and the Company’s decision to diversify its loan portfolio, the Company has originated and purchased loans (primarily one- to four-family, multifamily and commercial real estate loans) from outside the State of Iowa. The Company intends to continue such originations and purchases pursuant to its underwriting standards for Company-originated loans.

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

Lending Activities

Loan Portfolio Composition.  The principal components of the Company’s loan portfolio are fixed-rate and adjustable-rate first mortgage loans secured primarily by one- to four-family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential and commercial real estate and secured and unsecured consumer loans, with emphasis on second mortgage real estate loans.  At December 31, 2008, the Company’s total loans receivable was $406.8 million, of which $170.2 million, or 41.8%, were one- to four-family residential real estate first mortgage loans, $58.0 million, or 14.3%, were multifamily real estate first mortgage loans, primarily purchased by the Company, $92.0 million, or 22.6%, were commercial real estate first mortgage loans, primarily purchased by the Company, and $8.4 million, or 2.1% were construction real estate loans.  Consumer loans, consisting primarily of second mortgage loans and automobile loans, totaled $78.2 million, or 19.2%, of the Company’s loan portfolio.

Loans to One Borrower.   Savings associations, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks.  Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association’s unimpaired capital and surplus.  Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral.  Such collateral is defined to include certain debt and equity securities, but generally does not include real estate.  At December 31, 2008, it was the Company’s policy to limit loans to one borrower to $5.0 million (reduced from $5.5 million in 2007 due to current economic conditions), with higher limits subject to board approval.  At December 31, 2008, it was the Company’s policy to limit loans to related entities, corporate groups, or common guarantors to $10.0 million.  These limitations are less than regulatory requirements.  At December 31, 2008, the Company’s largest aggregate outstanding loans to a single borrower or group of related borrowers totaled $5.6 million.  The Company had one other lending relationships of over $4.0 million as of December 31, 2008.  At December 31, 2008, each of these loans were performing, pursuant to their respective terms.

Analysis of Loan Portfolio.  Set forth below are selected data relating to the composition of the Company’s loan portfolio by type of loan as of the dates indicated:

	At December 31,

	2008		2007		2006		2005		2004

		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)

First mortgage loans:
One- to four-family residential	$170,184	41.83%	$195,586	43.23%	$214,499	47.31%	$201,242	45.88%	$179,311	42.81%
Multifamily	57,968	14.25	56,587	12.51	65,807	14.52	73,946	16.86	78,428	18.73
Commercial	91,978	22.61	109,186	24.13	95,508	21.07	81,255	18.52	90,907	21.70
Construction	8,447	2.08	17,385	3.84	12,091	2.67	21,192	4.83	14,308	3.42
Total first mortgage loans	328,577	80.77	378,744	83.71	387,905	85.57	377,635	86.09	362,954	86.66

Consumer loans:
Automobiles	14,106	3.47	12,667	2.80	10,459	2.31	9,252	2.11%	9,052	2.16%
Second mortgage(1)	58,001	14.26	54,586	12.06	49,070	10.82	44,218	10.08	39,701	9.48
Other(2)	6,099	1.50	6,460	1.43	5,901	1.30	7,545	1.72	7,134	1.70
Total consumer loans	78,206	19.23	73,713	16.29	65,430	14,43	61,015	13.91	55,887	13.34
Total loans receivable	$406,783	100.00%	$452,457	100.00%	$453,335	100.00%	$438,650	100.00%	$418,841	100.00%

Less:
Undisbursed portion of construction loans	$840	0.21%	$2,364	0.52%	$1,217	0.27%	$5,666	1.29%	$9,114	2.18%
Unearned loan (premium) discount	(347)	(0.09)	(370)	(0.08)	(583)	(0.13)	(769)	(0.18)	(984)	(0.24)
Net deferred loan origination fees (costs)	124	0.03	119	0.03	165	0.04	149	0.03	160	0.04

Allowance for loan losses	5,379	1.32	3,487	0.77	3,493	0.77	3,326	0.76	3,235	0.77

Total loans receivable, net	$400,787	98.53%	$446,857	98.76%	$449,043	99.05%	$430,278	98.10%	$407,316	97.25%

(1)
Second mortgage loans included $6.1 million, $5.7 million, $5.4 million, $5.0 million, $4.4 million of nonowner-occupied residential first mortgage loans at December 31, 2008, 2007, 2006, 2005,  and 2004, respectively.

(2)	Other consumer loans included $3.4 million, $1.9 million, $2.0 million, $2.3 million, and $2.8 million of commercial mortgage loans at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

Loan Maturity Schedule.  The following table sets forth the contractual maturity of the Company’s loan portfolio at December 31, 2008.  Overdraft lines of credit are reported as due within one year.

	At December 31, 2008

	Within	1-5	Beyond 5
	1 Year	Years	Years	Total

	(In thousands)
First mortgage loans:
One- to four-family Residential	$7,970	$39,061	$$124,457	$171,488
Multifamily	2,335	20,358	35,275	57,968
Commercial	21,295	47,341	30,485	99,121
Consumer loans	12,879	47,982	17,345	78,206
Total	$44,479	$$154,742	$$207,562	$406,783

The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category  at December 31, 2008 due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loans:
One- to four-family residential	$33,590	$129,928	$163,518
Multifamily	2,205	53,428	55,633
Commercial	22,856	54,970	77,826
Consumer loans	56,431	8,896	65,327
Total	$115,082	$247,222	$362,304

One- to four-family Residential Real Estate Loans.  Traditionally, the Company’s primary lending activity consists of the origination of fixed- and adjustable-rate one- to four-family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company’s market area.  The Company also originates one- to four-family, interest-only construction loans that convert to permanent loans after an initial construction period that typically runs up to twelve months.  At December 31, 2008, 22.3% of the Company’s residential real estate loans had fixed rates, and 77.7% had adjustable rates.

The Company originates loans for portfolio and sells loans in the secondary mortgage market. However, the Company’s one- to four-family, fixed-rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Freddie Mac and Fannie Mae purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market.  The Company has sold fixed-rate loans with maturities of 15 years or greater in the secondary mortgage market.  For the year ended December 31, 2008, the Company sold $41.8 million of one- to four-family residential mortgage loans, generally to lower the Company’s interest rate risk.  One- to four-family portfolio loans are originated and underwritten according to policies approved by our board of directors.

Originations of one- to four-family fixed-rate first mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company’s interest rate gap position and loan products offered by the Company’s competitors.  The Company’s one- to four-family fixed-rate first mortgage loans amortize on a monthly basis with principal and interest due each month.  The Company also offers one- to four-family adjustable-rate first mortgage loans that convert to adjustable-rate loans that adjust on an annual basis after the initial fixed rate term.  The initial fixed rate term of these loans are primarily 5 and 7 years and the overall maturity of these loans may be up to 30 years.  The Company determines whether a customer qualifies for these loans based upon the initial fixed interest rate.

The Company’s adjustable rate mortgage loans, or “ARM loans,” are generally originated for terms of up to 30 years, with interest rates that adjust annually after an initial fixed rate period. The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments.  At December 31, 2008, the Company generally offered ARM loans with annual rate caps of 2.00% and maximum life-of-loan caps of 6.00% above the initial interest rate.   At present, the interest rate on the Company’s ARM loans are calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year.  In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One- to four-family residential ARM loans totaled $136.5 million, or 33.6%, of the Company’s total loan portfolio at December 31, 2008.

The primary purpose of offering ARM loans is to make the Company’s loan portfolio more interest rate sensitive.  ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase.  It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.  Management believes that the Company’s credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Market Risk – Interest Rate Sensitivity Analysis” in the 2008 Annual Report to Shareholders, which is included as Exhibit 13.1 to this Form 10-K and incorporated herein by reference.

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

Multifamily Residential and Commercial Real Estate Loans.  The Company’s loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $157.1 million, or 38.6%, of the Company’s total loan portfolio at December 31, 2008.  Of such loans, $105.4 million, or 67.1%, were purchased or originated by the Company and were secured by properties outside the State of Iowa.  The multifamily and commercial real estate loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings.  Multifamily residential and commercial real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of project.  See “-Purchased or Out of State Originated Loans.”

All purchased or out of state originated multifamily or commercial real estate loans in excess of $1.0 million are approved by the Company’s chief executive officer, chief operating officer and the board of directors and are generally subject to the same underwriting standards as for loans originated by the Company.  All out of state originated loans less than $1.0 million are approved by the Company’s chief executive officer and chief operating officer and ratified by the board of directors and are subject to the same underwriting standards as loans originated by the Company.  Before a loan is purchased, the Company obtains copies of the original loan application, title insurance policy, appraisal and personal financial statements of any guarantors of the loan, and certified rent rolls. An executive officer of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. At December 31, 2008, $20.6 million, or 19.5%, of out of state multifamily and commercial real estate loans were serviced by the Bank.  At December 31, 2008, $84.8 million, or 80.5%, of the out of state multifamily and commercial real estate loans were serviced by the originating financial institution or mortgage company.  The Company imposes a $3.0 million limit on the aggregate size of multifamily and commercial loans to any one borrower for loans secured by real estate located outside the State of Iowa and a $5.0 million limit on the aggregate size of multifamily and commercial loans to one borrower applied to loans secured by real estate located in Iowa.  The Company also imposes a $3.0 million and $4.0 million loan limit per secured property located outside and inside the State of Iowa, respectively.  Any exceptions to these limits must be specifically approved by the board of directors on a loan-by-loan basis within the Company’s legal lending limit.  See “Regulation – Regulation of Federal Savings Associations – Loans to One Borrower.”

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

Construction Lending.  The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one- to four-family residences and commercial and multifamily  real estate.  At December 31, 2008, the Company’s construction loan portfolio totaled $8.4 million, or 2.1%, of the Company’s total loan portfolio.  Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months.  These construction loans have rates and terms which generally match the one- to four-family ARM loan rates then offered by the Company, except that during the construction phase the borrower pays interest only.  Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Generally, construction loans to builders of one- to four-family residences require the payment of interest only  with terms of up to 12 months.  These loans may also provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest.  At December 31, 2008, the Company had $4.4 million of one- to four-family construction loans.

Construction loans on commercial and multifamily real estate projects may be secured by apartments, small office buildings, strip retail centers, or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months.  During the construction phase the borrower pays interest only.  These loans generally provide for the payment of interest and loan fees from loan proceeds.  At December 31, 2008, the Company had approximately $4.1 million of loans for the construction of commercial real estate of which $2.9 million is nonperforming.

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

Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which consists primarily of one- to four-family second mortgage loans, including home equity lines of credit. As of December 31, 2008, consumer loans totaled $78.2 million, of which second mortgage loans totaled $58.0 million, or 14.3%, of the Company’s total loan portfolio. The Company’s second mortgage loans generally have fixed interest rates for terms of three to five years. The Company’s home equity lines of credit are adjustable rate loans with terms up to ten years.  The Company’s second mortgage loans are generally secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 90%.  In recent years the Company has begun originating one- to four-family second mortgage loans with a loan-to-value ratio of up to 100%; however during 2008 that limit was reduced to 95%.  These type of loans are subject to stricter underwriting guidelines.  Generally, loans in excess of 90% loan-to-value are insured through a pool insurance product, unless the loan has secondary collateral.  Effective the first quarter of 2008, the loan-to-value threshold for obtaining insurance was changed to 80%.  As of December 31, 2008, the average principal amount of the Company’s second mortgage loans was approximately $24,000.

To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally up to 100% loan-to-value basis for new cars. All of the Company’s automobile loans were originated by the Company and generally have terms of up to five years.  At December 31, 2008, automobile loans totaled $14.1 million, or 3.5%, of the Company’s total loan portfolio.

In addition, the Company also makes other types of consumer loans, including unsecured signature loans, for various purposes.   At December 31, 2008, other consumer loans totaled $6.1 million, or 1.5%, of the Company’s total loan portfolio. Included in other consumer loans are unsecured consumer loans which totaled $1.2 million, or 0.29%, of the Company’s total loan portfolio.  The minimum loan amount for unsecured signature loans is $2,000, the maximum loan amount for such loans is generally $5,000, and the average balance of such loans is approximately $2,700.

The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans are generally secured and are originated for any business purpose, such as for the purchase of business equipment.

The Company’s business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company expects consumer loan demand will come from its existing customer base. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 2008, $204,000, or 0.26%, of the Company’s consumer loan portfolio was on non-accrual status.

Loan Originations, Solicitation, Processing, and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, and walk-in customers. Upon receiving a loan application, the Company obtains a credit report and income information to verify specific information relating to the applicant’s employment, income, and credit standing. In the case of a real estate loan, an appraiser approved by the Company appraises the real estate intended to collateralize the proposed loan. An underwriter in the Company’s loan department reviews the loan application file for accuracy and completeness, and verifies the information provided. Pursuant to the Company’s written loan policies, at least one member of management approves all first mortgage loans.  The loan committee of the board of directors meets quarterly to review a sampling of all loans originated in the previous three months.

After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, and amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. At December 31, 2008, the Company had outstanding commitments to originate $4.3 million of loans. This amount does not include commitments to purchase loans, undisbursed overdraft loan privileges, undisbursed home equity lines of credit or the unfunded portion of loans in process.

Purchased or Out of State Originated Loans. At December 31, 2008, the Company’s loan portfolio contained $115.6 million of loans secured by out of state properties.  These loans represented 28.4% of the Company’s total loan portfolio at December 31, 2008.  All of the one- to four-family, multifamily residential and commercial real estate loans in the Company’s loan portfolio which are purchased out of state by the Company, are generally without recourse to the seller.  At December 31, 2008, the Company’s out of state multifamily residential and commercial real estate loans had an average balance of $743,000 and the largest loan had a principal balance of $3.3 million.  As of December 31, 2008, there were six out of state commercial real estate loans totaling $4.0 million that were more than 90 days past due.

To supplement its origination of one- to four-family first mortgage loans, the Company also purchases first mortgage loans secured by out of state one- to four-family residences.  Due to economic conditions during 2008, including the uncertainty surrounding real estate values in other geographical areas, the Bank did not purchase out of market residential real estate.  At December 31, 2008, $10.2 million, or 2.5%, of the Company’s total loan portfolio consisted of out of state one- to four-family loans.  As of December 31, 2008, there were no out of state one- to four-family first mortgage loans that were more than 90 days past due.

There are certain risks with loans purchased by the Company that are not associated with loans the Company originates.  At December 31, 2008, $21.7 million, or 18.8%, of purchased loans were serviced by the Bank.  At December 31, 2008, $93.9 million, or 81.2%, of purchased loans were serviced by the originating financial institution, mortgage company or alternate servicing financial institution.  Although the Company reviews each purchased loan using the Company’s underwriting criteria for originations and a Company officer performs an on-site inspection of each purchased multifamily and commercial real estate loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review.  In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with loans the Company originates.  Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company’s market areas.  If economic conditions continue to limit the Company’s opportunities to originate loans in its market areas, the Company may increase its investment in out of state mortgage loans.  There can be no assurance, however, that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

In an effort to reduce the risk of loss on out of state purchased loans, the Company generally purchases loans that meet the underwriting policies for loans originated by the Company although specific rates and terms may differ from the rates and terms offered by the Company.  The Company requires appropriate documentation, and personal inspections of the underlying real estate collateral by an executive officer prior to purchase.  The Company limits its out of state loan portfolio concentration within a single state to 100% of the Bank’s risk based capital.  The Company also limits its loan portfolio concentration to a single servicer to 100% of the Bank’s risk based capital.

Set forth below is a table of the Company’s out of state purchased or originated loans by state of origin (including multifamily residential, commercial real estate and one- to four-family first mortgage loans) as of December 31, 2008.

	Balance as of	Percentage as of
State	December 31, 2008	December 31, 2008
	(In thousands)

California	$23,844	20.6%
Washington	13,853	12.0
Wisconsin	9,861	8.5
Utah	9,737	8.4
Colorado	8,135	7.0
Nebraska	6,419	5.6
South Carolina	5,482	4.7
Oregon	4,911	4.3
Missouri	4,765	4.1
Florida	4,276	3.7
Minnesota	3,966	3.4
Arizona	2,851	2.5
South Dakota	2,711	2.4
Michigan	2,167	1.9
Virginia	2,134	1.9
Indiana	1,799	1.6
Illinois	1,611	1.4
District of Columbia	1,500	1.3
Nevada	1,433	1.2
Ohio	1,421	1.2
Texas	1,354	1.2
Kansas	1,071	0.9
North Carolina	267	0.2

Total	$115,568	100.0%

Origination, Purchase and Sale of Loans.  The table below shows the Company’s originations, purchases and sales of loans for the periods indicated.

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
Total loans receivable at beginning of period	$452,457	$453,335	$438,650
Originations:
First mortgage loans:
One- to four-family residential	52,200	55,106	46,247
Multifamily	860	2,104	9,702
Commercial	4,946	21,291	16,281
Consumer loans:
Automobile	9,849	10,518	8,406
Second mortgage	29,540	31,559	28,830
Other	5,312	5,001	3,435
Total originations:	102,707	125,579	112,901
Loan Purchases:
First mortgage one- to four-family	0	6,293	11,269
First mortgage multifamily	13,154	1,707	8,763
First mortgage commercial	5,430	32,591	20,370
Loan Sales:
First mortgage one- to four-family	(41,823)	(36,072)	(19,188)
First mortgage commercial	0	(2,000)	-
Transfer of mortgage loans to foreclosed real estate	(2,678)	(2,360)	(267)
Repayments	(122,464)	(126,616)	(119,163)
Net loan activity	(45,674)	(878)	14,685
Total loans receivable at end of period	$406,783	$452,457	$453,335

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Net deferred fees and costs are recognized into income immediately upon prepayment of the related loan. At December 31, 2008, the Company had $125,000 of deferred loan origination fees, net. Such fees vary with the type of loans and commitments made. The Company typically charges a document preparation fee on fixed- and adjustable-rate first mortgage loans. In addition to loan origination fees, the Company also receives other fees, service charges (such as overdraft fees), and other income that consist primarily of deposit transaction account service charges, late charges and loan prepayment fees. The Company recognized fees and service charges of $4.6 million, $4.6 million and $4.4 million for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.

Investment Activities

At December 31, 2008, the Company’s investment portfolio was comprised of state and local obligations, mortgage-backed securities, interest-bearing deposits and equity securities consisting of mutual funds, Freddie Mac preferred stocks, and Federal Home Loan Bank stock.  At December 31, 2008, $384,000, or 21.7%, of the Company’s investment portfolio, excluding mortgage-backed securities, mutual funds and equity securities, was scheduled to mature in one year or less, $638,000, or 36.0%, was scheduled to mature within one to five years, and $750,000, or 42.3%, was scheduled to mature in more than five years.

Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management’s judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of the level of yield that will be available in the future, as well as management’s projections as to the short term demand for funds to be used in the Company’s loan origination and other activities.  In addition, the Company’s liquidity levels are affected by the level and source of its borrowed funds.

Investment Portfolio.  The following table sets forth the carrying value of the Company’s investment portfolio at the dates indicated.

	At December 31,
	2008	2007	2006
	(In thousands)

Investment securities:
Mortgage-backed securities	$19,754	$2,191	$2,881
State and local obligations	1,772	2,770	3,674
FHLB stock	4,692	5,064	5,476
Mutual funds	1,230	1,938	1,946
Equity securities	82	4,636	6,053
Total investment securities	27,530	16,599	20,030
Interest-earning deposits	6,564	3,132	12,431
Total investments	$34,094	$19,731	$32,461

Investment Portfolio Maturities.  The following table sets forth the scheduled maturities, carrying values, market values and weighted average yields for the Company’s investment portfolio at December 31, 2008.

	At December 31, 2008
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total
	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Annualized Weighted Average Yield	Carrying Value	Fair Value	Average Life in Years	Annualized Weighted Average Yield
	(Dollars in thousands)
Investment securities:
Mortgage-backed securities	$3	4.17	$85	5.77%	$8,279	4.57%	$11,387	4.73%	$19,754	$19,754	6	4.66%
State and local obligations(1)	384	4.32	638	4.61	750	6.00	-	-	1,772	1,772	2	5.14
Mutual funds	-	-	-	-	-	-	-	-	1,230	1,230		6.32
FHLB stock	-	-	-	-	-	-	-	-	4,692	4,692		3.00
Preferred stock-Freddie Mac(2)	-	-	-	-	-	-	-	-	82	82		-
Total securities available-for-sale	$387	4.32%	$723	4.75%	$9,029	4.69%	$11,387	4.73%	$27,530	$27,530		4.48%

Interest-bearing deposits	6,564	0.33	-	-	-	-	-	-	6,564	6,564		0.33
Total investments	$6,951	0.55%	$723	4.75%	$9,029	4.69%	$11,387	4.73%	$34,094	$34,094		3.68%

(1)     Certain securities have call features which allow the issuer to call the security prior to maturity date.
(2)     Certain securities have call features which allow the issuer to call the security.

Sources of Funds

General. Deposits are the primary source of the Company’s funds for lending and other investment purposes.  In addition to deposits, the Company derives funds from FHLB advances, the amortization and prepayment of loans, the maturity and calls of investment securities and operations.  Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.  The Company uses short-term borrowings to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

Deposits.  During 2008, consumer and commercial deposits were attracted principally from within the Company’s market area through the offering of a broad selection of deposit instruments including noninterest-bearing demand accounts, NOW accounts, savings accounts, money market savings, certificates of deposit and individual retirement accounts.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  The maximum rate of interest which the Company may pay is not established by regulatory authority.  The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.  Public fund deposits totaled $5.8 million at December 31, 2008, a decrease of $900,000 from December 31, 2007.  Beginning fiscal year 2005, the Company began utilizing brokered certificates of deposit as an alternative wholesale funding source.  As of December 31, 2008, the Company had $15.6 million in brokered certificates of deposit, a decrease of $8.0 million from December 31, 2007.

Deposit Portfolio.  Deposits with the Company as of December 31, 2008, were represented by the various types of deposit programs described below.

Weighted Average Interest Rate	Original Term	Checking and Savings Deposits	Minimum Balance	Balances	Percentage of Total Deposits
				(Dollars in thousands)

0.00%	None	Noninterest-bearing demand	$50	$15,201	4.3%
0.30	None	NOW accounts	50	57,877	16.5
0.25	None	Savings accounts	25	26,128	7.5
1.09	None	Money market savings	2,500	34,228	9.8
		Total non-maturing deposits		133,434	38.1

		Certificates of Deposit

2.49	1-3 months	Fixed term, fixed rate	$1,000	$391	0.1%
4.60	4-6 months	Fixed term, fixed rate	1,000	6,579	1.9
4.62	7-9 months	Fixed term, fixed rate	1,000	32,532	9.3
4.92	10-12 months	Fixed term, fixed rate	1,000	25,722	7.4
5.01	13-24 months	Fixed term, fixed rate	1,000	76,197	21.8
5.02	25-36 months	Fixed term, fixed rate	1,000	24,255	6.9
4.52	37-48 months	Fixed term, fixed rate	1,000	1,505	0.4
4.44	49-60 months	Fixed term, fixed rate	1,000	49,467	14.1
5.07	61 months or greater	Fixed term, fixed rate	1,000	88	0.0
		Total certificate of deposits		216,736	61.9
		Total deposits		$350,170	100.0%

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

		Increase	Increase		Increase	Increase
	Balance 12/31/08	(Decrease) %	(Decrease) $	Balance 12/31/07	(Decrease) %	(Decrease) $	Balance 12/31/06
	(Dollars in thousands)
Noninterest bearing demand	$15,201	11.18%	$1,528	$13,673	6.92%	$885	$12,788
NOW	57,877	6.82	3,697	54,180	9.15	4,544	49,636
Savings account	26,128	6.50	1,595	24,533	(2.49)	(627)	25,160
Money market savings	34,228	3.56	1,177	33,051	(4.72)	(1,637)	34,688
Certificates of deposit that mature:
within 12 months	150,426	4.48	6,456	143,970	7.15	9,601	134,369
within 12-36 months	46,647	(34.07)	(24,102)	70,749	(14.54)	(12,035)	82,784
beyond 36 months	19,663	(23.76)	(6,129)	25,792	23.38	4,887	20,905
Total	$350,170	(4.31)%	$(15,778)	$365,948	1.56%	$5,618	$360,330

		Increase	Increase		Increase	Increase
	Balance 12/31/06	(Decrease) %	(Decrease) $	Balance 12/31/05	(Decrease) %	(Decrease) $	Balance 12/31/04
	(Dollars in thousands)
Noninterest bearing demand	$12,788	4.94%	$602	$12,186	11.35%	$1,242	$10,944
NOW	49,636	0.80	394	49,242	4.15	1,960	47,282
Savings account	25,160	(6.98)	(1,888)	27,048	(5.38)	(1,538)	28,586
Money market savings	34,688	(22.64)	(10,153)	44,841	(2.51)	(1,153)	45,994
Certificates of deposit that mature:
within 12 months	134,369	25.91	27,652	106,717	33.54	26,805	79,912
Within 12-36 months	82,784	15.02	10,811	71,973	(9.53)	(7,582)	79,555
beyond 36 months	20,905	6.39	(1,426)	22,331	(7.19)	(1,730)	24,061
Total	$360,330	7.77%	$25,992	$334,338	5.69%	$18,004	$316,334

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

	At December 31,
	2008	2007	2006
	(In thousands)
Rate

1.99% or less	$1,266	$33	$347
2.00-2.99%	45,490	1,697	11,233
3.00-3.99%	78,812	23,788	38,326
4.00-5.99%	91,168	214,983	188,062
6.00-7.99%	-	-	90
8.00% or greater	-	10	-
	$216,736	$240,511	$238,058

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2008.

	Amount Due
	Less Than 1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	After 5 Years	Total
	(In thousands)
Rate

1.99% or less	$1,265	$1	$-	$-	$-	$-	$1,266
2.00-2.99%	40,375	4,733	242	-	140	-	45,490
3.00-3.99%	56,379	16,539	1,015	351	4,528	-	78,812
4.00-5.99%	52,407	11,774	12,343	13,837	807	-	91,168
6.00-7.99%	-	-	-	-	-	-	-
8.00% or greater	-	-	-	-	-	-	-
	$150,426	$33,047	$13,600	$14,188	$5,475	$-	$216,736

The following table indicates the amount of the Company’s certificates of deposit, including brokered certificates of deposit, greater than $100,000 by time remaining until maturity at December 31, 2008.

Remaining Maturity	Certificates of Deposit over $100,000
(In thousands)

Three months or less	$15,964
Three through six months	5,341
Six through twelve months	14,636
Over twelve months	12,129
Total	$48,070

The following table sets forth the changes in deposits of the Company for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net increase (decrease) before interest credited	$(25,311)	$(5,199)	$17,816
Interest credited	9,533	10,817	8,176
Net increase in deposits	$(15,778)	$5,618	$25,992

Borrowings

Deposits are the Company’s primary source of funds. The Company may also obtain funds from the FHLB.   FHLB advances are collateralized by selected assets of the Company. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank fluctuates from time to time in accordance with the policies of the Office of Thrift Supervision (“OTS”) and the FHLB.

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Weighted average rate paid on:
FHLB advances	5.03%	4.94%	4.75%
FHLB advances:
Maximum balance	$97,379	$114,398	$115,424
Average balance	90,250	106,527	108,749
Balance at year-end	82,349	97,379	107,908
Weighted average rate paid on:
Other borrowings	-	7.08%	1.00%
Other borrowings:
Maximum balance	$-	$700	$8
Average balance	-	64	5

Title Abstract Business

A component of the Company’s operating strategy to increase non-interest income is through the abstract company business conducted by a wholly owned subsidiary of the Bank, First Iowa Title Services, Inc. (“First Iowa”).  First Iowa provides real estate title abstracting services in Webster and Boone counties of Iowa.  These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate.  This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels.  The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company.  Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise.  Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market.  First Iowa had 11 employees as of December 31, 2008.

Insurance and Annuity Business

Another component of the Company’s operating strategy to increase non-interest income is through First Federal Investment Services, Inc. (“First Federal Investments”), a wholly owned subsidiary of the Bank.  First Federal Investments’ activities include the sale of life insurance on mortgage loans, credit life and accident and health insurance on consumer loans made by the Company. In addition, First Federal Investments sells life insurance, annuity products, mutual funds and other noninsured products.  First Federal Investments had four employees as of December 31, 2008.

Mortgage Company Business

First Iowa Mortgage, Inc. is a wholly-owned subsidiary of the Bank.  First Iowa Mortgage, Inc. originated first mortgage loans and subsequently sold those loans and the mortgage servicing rights to investors.  First Iowa Mortgage, Inc. currently is inactive and these services are provided by the Bank.

Multifamily Apartment Buildings

On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership (“Northridge Partnership”), a subsidiary of the Bank, with the Fort Dodge Housing Corporation (“FDHC”), a non-profit Iowa corporation formed to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area.  The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge.  Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes.  A 44-unit apartment complex was completed on February 1, 1997.  The tax credits for the year ended December 31, 2008 were approximately $12,000.  The final federal income tax credits of approximately $37,000 associated with this project will be recognized over the next three years.

On October 24, 1996, the Company formed the Northridge Apartments Limited Partnership II (“Northridge Partnership II”), a subsidiary of the Bank, to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area.  Northridge Partnership II was awarded low-income housing tax credits in 2002 by the Iowa Finance Authority.  These credits were awarded to construct a 23-unit apartment building in Fort Dodge, Iowa, which was completed on March 31, 2003.  The tax credits for the year ended December 31, 2008 were approximately $127,000.  The tax credits will continue for an additional 4.3 year period.

Personnel

At December 31, 2008, the Company had 118 full-time and 28 part-time employees (including the 11 employees of First Iowa and the four employees of First Federal Investments).  None of the Company’s employees are represented by a collective bargaining group. The Company believes that it has good relationships with its employees.

FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For federal income tax purposes, the Company, the Bank and the Bank’s subsidiaries will be eligible to file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s tax reserve for bad debts, discussed below.  The Company and the Bank are not currently under audit by the IRS.

Bad Debt Reserves.  The Bank, is a “large bank” as of December 31, 2008 (one with assets having an adjusted tax basis greater than $500 million) is no longer permitted to maintain a reserve for bad debts with respect to loans.  The Bank instead utilizes the tax charge-off method for tax bad debt deductions.

Distributions. To the extent that the Bank makes “nondividend distributions” to shareholders, such distributions will be considered to result in distributions from the Bank’s “base year reserve,” i.e. its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank’s taxable income.  Nondividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank’s income.

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

State and Local Taxation

Iowa and Colorado Taxation.  The Company and the Bank’s subsidiaries file Iowa corporation tax returns and the Bank files an Iowa franchise and Colorado income tax return.

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

REGULATION
General

North Central Bancshares, Inc. is regulated as a savings and loan holding company by the OTS.  The Company is required to file reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under federal securities laws.

First Federal Savings Bank of Iowa, a wholly owned subsidiary of the Company, is a federally chartered savings bank.  The Bank is subject to regulation, examination and supervision by the OTS, as its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as its deposit insurer.  The Bank files reports with the OTS concerning its activities and financial condition.  The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the Bank’s capital levels, classification of assets and establishment of adequate loan loss reserves for regulatory purposes.

The following discussion is intended to provide a summary of the material statutes and regulations applicable to savings and loan holding companies and federal savings associations, and does not purport to be a comprehensive description of all such statutes and regulations.

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

As a grandfathered unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the QTL test.  See “-Regulation of Federal Savings Associations - Qualified Thrift Lender Test” for a discussion of the QTL requirements. In addition, the Gramm-Leach-Bliley Act prohibits the sale of grandfathered savings and loan holding companies to nonfinancial companies.  This prohibition is intended to restrict the transfer of grandfathered rights to other entities, and thereby prevent evasion of the limitation on the creation of new unitary savings and loan holding companies.

The Home Owners’ Loan Act, as amended (the “HOLA”) prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under OTS Regulations) of a savings association without obtaining prior OTS approval.  In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring (i) through mergers, consolidation or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such association or company without prior OTS approval; and (ii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings association subsidiary that is approved by the OTS).

A savings and loan holding company also may not acquire as a separate subsidiary a savings association that has a principal office outside of the state where the principal office of its subsidiary savings association in located, except, (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if such holding company controls a savings association subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or (iii) if the laws of the state, in which the savings institution to be acquired is located, specifically authorize a state chartered savings institution to be acquired by a savings institution chartered by the state where the acquiring savings association or savings and loan holding company is located or by a holding company that controls such a state chartered association.

OTS regulations prohibit service at a savings and loan holding company by any person convicted of certain criminal offenses or who agreed to enter into a pre-trial diversion (or similar program) in connection with a prosecution for such criminal offenses.  The regulation implements a provision of the Federal Deposit Insurance Act that prevents persons who are currently prohibited from serving at an insured institution from serving at a holding company that controls such institution.  In general, persons convicted of criminal offenses involving dishonesty, breach of trust or money laundering are prohibited from serving at a bank or its holding company.  OTS has the authority to review proposed appointments on a case-by-case basis, and by regulation has exempted categories of employees of certain savings and loan holding companies engaged in activities that the holding company is not permitted to engage in.

Transactions between the Company or its subsidiaries and the Bank are subject to various conditions and limitations.  See “-Regulation of Federal Savings Associations - Transactions with Affiliates” and “-Regulation of Federal Savings Associations - Limitation on Capital Distributions.”

Change of Control.  Federal law requires, with few exceptions, OTS approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of the Company. Among other criteria, under the HOLA, Change in Bank Control Act and OTS regulations, “control” is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of the savings association or holding company.  Under OTS regulations, control is also presumed to exist, subject to rebuttal, if an acquiror acquires more than 10% of any class of voting stock (or more than 25% of any class of stock) and is subject to any of several “control factors,” including but not limited to,  the relative ownership position of a person, the existence of control agreements and board composition.

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

Capital Requirements.  OTS regulations require the Bank to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OTS regulations;

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

The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.  In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights.  Risk-weights are assigned by the OTS under its capital regulations, and are based on the risks found by the OTS to be inherent in the type of asset.  Risk-weights range from 0% for cash and obligations issued by the United States Government or its agencies and certain other assets to 100%, for consumer, commercial, home equity and construction loans and certain other assets.

Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles assets (other than certain servicing rights and nonsecurity financial instruments) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank.  The definition of core capital (or Tier 1 capital) is similar to that of tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships.  Supplementary capital (or Tier 2 capital) includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses.  In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in Tier 2 capital.  The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.

At December 31, 2008, the Bank met and exceeded each of its capital requirements.  The table below presents the Bank’s regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2008:

	Bank	Capital Requirements	Excess Capital
	(In thousands)
Tangible capital	$34,336	$7,094	$27,242
Core capital	34,336	14,187	20,149
Risk-based capital	37,768	27,097	10,671

Prompt Corrective Action Regulations.  Under the OTS “prompt corrective action” regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations.  For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•	well capitalized;

•	adequately capitalized;

•	undercapitalized;

•	significantly undercapitalized; or

•	critically undercapitalized.

At December 31, 2008, the Bank met the criteria for being considered “well-capitalized.”  When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

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

Insurance of Deposit Accounts.  The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC, which insures customer deposit accounts as described below.  The Bank pays deposit insurance  assessments to the FDIC to support the FDIC’s maintenance of the DIF.

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

Historically, the FDIC insured customer deposit accounts up to $100,000; however, pursuant to the Emergency Economic Stabilization Act enacted in October 2008, the DIF currently insures customer deposit accounts up to $250,000.  This expanded coverage extends to December 31, 2009, and may or may not be extended beyond that date.  In November 2008, in order to provide additional stability to the financial system, the FDIC also expanded its deposit coverage to provide a full guarantee to insured depository institutions that participate in the Transaction Account Guarantee Program of its Temporary Liquidity Guarantee Program (“TAGP”) for customers’ non-interest bearing transaction accounts for all amounts in such accounts.  At the same time the FDIC also established the TLGP Debt Guarantee Program (“DGP”), which guarantees certain senior unsecured debt issued by a depository institution and/or its holding companies.  The Bank participates in the both TAGP and DGP; however, to date the Bank has not issued, nor does it have any plans to issue, guaranteed debt under the DGP.

In order to maintain the DIF, member institutions are assessed an insurance premium.  The amount of each institution’s premium is currently based on the balance of insured deposits and the degree of risk the institution poses to the DIF.  Under the assessment system, the FDIC assigns an institution to one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory subgroup assignment).  Each risk category is assigned an assessment rate.  Until recently, assessment rates ranged from 0.05% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.43% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concerns).  As of December 31, 2008, the Bank’s assessment rate was 0.07% of  assessable deposits.

The FDIC is authorized to raise the assessment rates as necessary to maintain the DIF.  In October 2008, the FDIC proposed raising assessment rates to implement a Restoration Plan for the DIF, which had fallen significantly below the minimum target level of 1.15% as a result of recent bank failures.  On February 27, 2009, the FDIC voted to implement an amended Restoration Plan.

Under the amended Restoration Plan, the FDIC is implementing an assessment rate schedule to raise the DIF reserve ratio to 1.15% within seven years.  Pursuant to the Plan, the FDIC is implementing a final rule that sets assessment rates and makes adjustments based on risk.  Under the final rule, banks in the lowest risk category will pay initial base rates ranging from 0.12% of deposits to 0.16% of assessable deposits on an annual basis, beginning on April 1, 2009 (applicable to assessments for the second quarter of 2009 and thereafter); but this may be further adjusted to between 0.07% and 0.24% of assessable deposits for banks’ holding unsecured debt, certain secured liabilities and brokered deposits beyond a certain amount.  Banks in the highest risk category will pay an initial base rate of 0.45% of assessable deposits, which may also be adjusted to between 0.40% of deposits and 0.775% of assessable deposits for excess amounts of unsecured debt, certain secured liabilities and brokered deposits.  The FDIC also has the ability to adjust the assessment rate schedule from quarter to quarter.  A material increase in insurance assessments could have an adverse effect on the earnings of the Bank.

In addition to the final assessment rule, the FDIC adopted an interim rule imposing an emergency special assessment on insured depository institutions equal to 0.20% of assessable deposits, effective June 30, 2009.  The special assessment is to be collected on September 30, 2009.  The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009, of up to 0.10% of assessable deposits if necessary to maintain public confidence in the federal deposit insurance system.

As a participant in the TAGP, the Bank is also assessed a 0.10% annual surcharge on its noninterest-bearing transaction deposit amounts over $250,000.  However, it is not assessed on amounts that are otherwise insured, for example, in a custodial account that has pass-through coverage for each actual owner where each owner has an account balance of less than $250,000.  This surcharge is collected through the normal assessment cycle.

In addition, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  At December 31, 2008, the FDIC assessed DIF-insured deposits 1.14 basis points per $100 of deposits to cover those obligations.  The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF.  This obligation will continue until the Financing Corporation bonds mature in 2019.

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

In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order a savings association that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan.  If, after being notified, a savings association fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency.  Further, the OTS may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law.  If a savings association fails to comply with such an order, the OTS may seek to enforce the order in judicial proceedings and/or impose civil money penalties.

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

Qualified Thrift Lender Test.  Under federal law, the Bank must comply with the qualified thrift lender or “QTL” test.  Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent 12-month period.  “Portfolio assets” means, in general, the Bank’s total assets less the sum of:

•	specified liquid assets up to 20% of total assets;

•	goodwill and other intangible assets; and

•	the value of property used to conduct the Bank’s business.

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.  The Bank met the QTL test at December 31, 2008, and in each of the prior 12 months, and therefore is a “qualified thrift lender.”

If the Bank fails the QTL test it must promptly come into compliance, operate under certain restrictions on its activities or convert to a bank charter, which would cause the Company to be regulated as a bank holding company, subject to the Bank Holding Company Act of 1956, as amended and the rules and regulations of the Board of Governors of the Federal Reserve System.

Transactions with Affiliates.  The Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W, as made applicable to federal savings associations by the HOLA and the OTS regulations.  In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions, referred to as “covered transactions,” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate.  Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank.  In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders.  The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board, as made applicable to federal savings associations by the HOLA and the OTS regulations.  Among other things, these provisions require that extensions of credit to insiders:

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

•	Federal Truth In Lending Act, governing disclosures of credit terms to consumer borrowers;

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

•
Electronic Funds Transfer Act and Regulation E, implemented thereunder by the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Subprime Mortgage Lending.  To address current issues in the subprime mortgage market, the Federal Reserve approved a final rule for home mortgage loans to better protect consumers and facilitate responsible lending.  The final rule amends the Federal Reserve’s regulations that implement the Truth in Lending Act (“TILA”), and was adopted under the Home Ownership and Equity Protection Act. The rule prohibits unfair, abusive or deceptive home mortgage lending practices and restricts certain other mortgage practices.  The final rule also establishes advertising standards and requires certain mortgage disclosures to be given to consumers earlier in the transaction.  The final rule adds four key protections for a newly defined category of “higher-priced mortgage loans” secured by a consumer’s principal dwelling.  For loans in this category, the protections are aimed to (a) prohibit a lender from making a loan without regard to borrowers’ ability to repay the loan from income and assets other than the home’s value; (b) require creditors to verify the income and assets they rely upon to determine repayment ability; (c) ban any prepayment penalty if the payment can change in the initial four years (for other higher-priced loans, a prepayment penalty period cannot last for more than two years); and (d) require creditors to establish escrow accounts for property taxes and homeowner’s insurance for all first-lien mortgage loans.  In addition to the rules governing higher-priced loans, the rule also affords protections for loans secured by a consumer’s principal dwelling, regardless of whether the loan is higher-priced.

Prohibitions against Tying Arrangements.  As a federal savings association, the Bank is subject to prohibitions on certain tying arrangements.  The Bank is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates or not obtain services of a competitor of the institution.

Privacy Provisions.  The Bank is required to disclose its privacy policy, including identifying parties with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.  The Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties except under limited circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.  The Bank currently has a privacy protection policy in place and believes that such policy is in compliance with regulations.

Affiliate Marketing.  The federal banking agencies, including the OTS, have finalized a joint rule implementing Section  214 of the FACT Act, which provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations.  In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations.  The rule permits opt-out notices to be given by any affiliate that has a preexisting business relationship with the consumer and permits a joint notice from two or more affiliates.  Moreover, such notice would not be applicable to the company using the information if it has a pre-existing business relationship with the consumer.  The notice that is required under the FACT Act may be combined with other required disclosures to be provided under other provisions of law, including notices required under the privacy provisions of the Gramm-Leach-Bliley Act.

Identity Theft.  The federal banking agencies, including the OTS, finalized a joint rule implementing Section 315 of the FACT Act, requiring each financial institution or creditor to develop and implement a written Identity Theft Prevention Program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  The rule became effective on January 1, 2008 and mandatory compliance commenced on November 1, 2008.

Among the requirements under the rule, the Bank is required to adopt “reasonable policies and procedures” to:

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

The Bank has implemented a program to meet the requirements of the regulation, and believes its is currently in compliance with this regulation.

Anti-Money Laundering/Terrorist Financing Requirements.  The Company and the Bank are subject to the Bank Secrecy Act, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”), which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations.  By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

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

•	financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

•
financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls to detect and report  instances of money laundering through those accounts;

•
financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country) and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

•	bank regulators are directed to consider a bank’s or holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury (“Treasury”), is responsible for helping to insure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  The Bank and the Company, like all United States companies and individuals, are prohibited from transacting business with the individuals and entities named on OFAC’s list of Specially Designated Nationals and Blocked Persons.  If the Bank finds a name on any transaction account or wire transfer that is on an OFAC list, the Bank is required to investigate, and if the match is confirmed, the Bank must take additional actions including freezing such account, filing a suspicious activity report and notifying the FBI.  Failure to comply may result in fines and other penalties.  The Office of Foreign Asset Control has issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Enforcement.  The OTS has primary enforcement responsibility over savings associations, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers.  In general, these enforcement actions may be initiated in response to violations of laws and regulations, or unsafe or unsound practices.

Federal Home Loan Bank System.  The Bank is a member of the Federal Home Loan Bank of Des Moines, which is one of the regional FHLBs composing the FHLB System.  Each FHLB serves as a central credit facility for its member institutions by extending advances up to a maximum aggregate amount.  The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of $10,000 or 0.12% of the total assets of the Bank.  The Bank is also required to own activity based stock, which is based on 4.45% of the Bank’s outstanding advances.  These percentages are subject to change by the FHLB.  The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 2008 of $4.7 million.  Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.

The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.  If dividends were reduced, or if interest on future FHLB advances were increased, the Bank’s net interest income would be affected.

Federal Reserve System.  Under the Federal Reserve Act and the Federal Reserve Board’s regulations,  the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts).  The regulations exempt $9.3 million of otherwise reservable balances from the reserve requirements.  A 3% reserve is required for transaction account balances over $9.3 million and up to $34.6 million.  Transaction account balances over $34.6 million are subject to a reserve requirement of $1.04 million plus 10% of any amount over $34.6 million.  The Bank is in compliance with the foregoing reserve requirements.  Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve , the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.

Effect of Governmental Monetary Polices.  Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession.  The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject.  We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Federal Securities Laws.  The Company’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Listing on Nasdaq.  The Company’s common stock is listed on the Nasdaq Global Market.  In order to maintain such listing, the Company is subject to certain corporate governance requirements, including:

•	a majority of its board must be composed of independent directors;

•
it is required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the Financial Industry Regulatory Authority and by Securities Exchange Act regulations;

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

•
The Company’s independent accountants are also required to provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting. The Company, as a smaller reporting company, is not subject to attestation provision until the year ending December 31, 2009;

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

Developments in Regulation of the Financial Sector

Actions taken by Congress and bank regulatory agencies in response to recent market instability.  In response to the widely-publicized deteriorating conditions in the U.S. banking and financial system, Treasury and federal banking agencies have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.

Emergency Economic Stabilization Act of 2008.  The Emergency Economic Stabilization Act of 2008 (“EESA”), enacted on October 3, 2008, provided the Secretary of Treasury with authority to, among other things, establish the Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of troubled assets, which include residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008.  The term “troubled assets” also included any other financial instrument that the Secretary, after consultation with the Chairman of the Federal Reserve Board determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination in writing, to the appropriate committees of the U.S. Congress.  EESA also provided for the temporary increase of federal deposit insurance coverage levels under the DIF from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009.

On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under EESA, pursuant to which Treasury would purchase up to $250 billion of senior preferred shares from qualifying financial institutions on standardized terms.  The Company is a participant of the program and as such, is required to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.

On February 25, 2009, the Treasury announced the Capital Assistance Program (“CAP”), which is a new capital program under the Treasury Department’s Financial Stability Plan.  The purpose of the CAP is to restore confidence throughout the financial system by ensuring that the nation's largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers.  The CAP does not replace the CPP and is open to qualifying institutions regardless of whether they participated in the CPP.  The deadline to apply for the CAP is May 25, 2009.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 into law as a $787 billion dollar economic stimulus.  The stimulus includes discretionary spending for among other things, infrastructure projects, increased unemployment benefits and food stamps, as well as tax relief for individuals and businesses.

Temporary Liquidity Guarantee Program.  The FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) on October 14, 2008 (i) guaranteeing certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009; and (ii) providing unlimited insurance coverage for non-interest bearing transaction accounts.  On March 17, 2009, the Board of Directors of the FDIC voted to extend the debt guarantee portion of the TLGP from June 30, 2009 through October 31, 2009, and to impose a surcharge on debt issued with a maturity of one-year or more beginning in the second quarter to gradually phase-out the program.

The Debt Guarantee Program (“DGP”) component of the TLGP provides liquidity to the inter-bank lending market and promotes stability in the unsecured funding market.  Under the DGP, the FDIC temporarily guarantees all newly-issued senior unsecured debt up to prescribed limits.  In general, the maximum amount of outstanding debt that is guaranteed under the DGP for each participating entity at any time is limited to 125 percent of the par value of the participating entity’s senior unsecured debt.  The DGP ensures that such debt would be fully protected in the event the issuing institution subsequently fails or its holding company files for bankruptcy.  Entities that did not wish to participate in the DGP had to opt out by December 5, 2008.  As a participant of the DGP, the Company is bound by the program’s requirements, which include the payment of assessments that are determined by multiplying the amount of FDIC-guaranteed debt times the term of the debt (expressed in years) times an annualized assessment rate.  To date, neither the Company nor the Bank has issued, nor do either have any plans to issue, guaranteed debt under the DGP.

Under the Transaction Account Guarantee Program (“TAGP”) component of the TLGP, non-interest bearing transaction accounts are fully insured through December 31, 2009.  Non-interest bearing transaction accounts are any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time.  Generally, transactions accounts do not include interest-bearing money market deposit accounts or sweep arrangements that result in funds being placed in an interest-bearing account as the result of the sweep.  The unlimited guarantee under the TAGP is in addition to, and separate from, the general deposit insurance coverage provided for under the DIF, currently at $250,000 per depositor, per institution until December 31, 2009.  As a participant of the TAGP, the Bank is bound by the requirements of the program, including the quarterly payment of an annualized 10 basis point assessment on any deposit amounts exceeding the existing deposit insurance limit of $250,000.  (See the above discussion at “Insurance of Deposit Accounts.”)

Term Asset-Backed Securities Loan Facility. Under the Term Asset-Backed Securities Loan Facility (“TALF”), the Federal Reserve Bank of New York will lend up to $200 billion to eligible owners of certain AAA-rated ABS backed by newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans.  The TALF has the potential to generate up to $1 trillion of lending for businesses and households.  Any U.S. company that owns eligible collateral may borrow from the TALF, provided the company maintains an account relationship with a primary dealer.  The facility is expected to cease making new loans on December 31, 2009, unless the Federal Reserve Board extends the facility.

           Unfair and Deceptive Practices.  On January 29, 2009, the OTS, along with other federal banking agencies (“the Agencies”) issued a joint, final rule under Section 5 of the Federal Trade Commission Act (“FTC Act”) that provides clarification to the body of law surrounding unfair or deceptive acts or practices.  In adopting the rule, the Agencies drew on the statutory definition of what constitutes an “unfair” act or practice under the FTC Act, and also drew on the definition of what constitutes a “deceptive” act or practice under applicable FTC guidance.  The Agencies identified five credit card practices that they conclusively determined to be unfair, and therefore unlawful under the FTC Act.  Furthermore, the Agencies reserved the right to regulate all other unfair or deceptive acts or practices of banks on a case-by-case basis.  The effective date of the final rule is July 1, 2010.

Truth in Lending Act regulatory amendments.  In conjunction with issuing the joint, final rule regarding unfair or deceptive acts or practices, the Federal Reserve also adopted a final rule amending regulations that implement the Truth in Lending Act to revise the disclosures that consumers receive in connection with credit card accounts and other revolving credit plans.  The final rule imposes new format, timing, and content requirements for credit card applications and solicitations, as well as for the disclosures that consumers receive with regard to open-end accounts. The effective date of the final rule is July 1, 2010.

Truth in Savings Act regulatory amendments. In conjunction with issuing the joint, final rule regarding unfair or deceptive acts or practices, the Federal Reserve also adopted a final rule amending its regulations that implement the Truth in Savings Act.  The final rule addresses depository institutions’ disclosure practices related to overdrafts.  The final rule extends to all institutions the requirement to disclose on periodic statements the total amounts charged for overdraft fees and returned items fees, for both the statement period as well as the year-to-date.  The final rule also requires institutions that provide account balance information through an automated system to provide a balance that excludes additional funds that may be made available to cover overdrafts.  The effective date of the final rule is January 1, 2010.

Electronic Fund Transfer Act regulatory amendments.  The Federal Reserve has proposed a rule addressing certain consumer protection proposals relating to the assessment of overdraft fees by banks.   One proposal involved a choice between allowing consumers to either opt out or opt in to an institution’s overdraft service for the payment of ATM and one-time debit card overdrafts before the institution may charge a fee for the service.  Another proposal prohibited institutions from assessing a fee or charge for paying an overdraft if the overdraft would not have occurred but for a debit hold placed on the consumer’s account, provided that the amount of the hold exceeds the actual transaction amount. The scope of this proposal was limited to debit card transactions in which the actual transaction amount could generally be determined by the merchant or other payee within a short period of time after an institution authorizes the transaction.  Until the rule is adopted in a final form, we cannot assess whether it will materially affect our operations.

Federal Securities Laws.  The Company’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Legislative and Regulatory Activities.  New statutes, regulations and guidance are regularly proposed and promulgated that potentially contain wide-ranging changes to the statutes, regulations and guidance impacting the competitive relationships of financial institutions operating and doing business in the United States.  We cannot predict whether or in what form any proposed statute, regulation or other guidance will be adopted or promulgated, or the extent to which the business of either the Company or the Bank may be affected.  These include potential changes to the bankruptcy laws that could force modifications of mortgage loans currently held by the Bank, issues involving the existing regulatory structure in place to oversee the operations of the Bank and the Company, potential mortgage reforms that could adversely affect the operations and current business model of the Bank and/or the Company, as well as additional programs or changes to existing government programs that the Bank and Company participate in and/or really on for their current operations.

ITEM 1A.	RISK FACTORS

RISK FACTORS

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results. Negative developments in the capital markets in the latter half of 2007 and in 2008, and the expectation of the general economic downturn continuing in 2009 and potentially into 2010 have resulted in uncertainty in the financial markets in general. Factors such as consumer spending, business investment, government spending and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for deposits has increased significantly due to liquidity concerns at many of these same institutions. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets.

Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions.  These write-downs have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  The resulting economic pressure on consumers and lack of confidence in the financial markets may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses.

As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial services industry and the impact of new legislation in response to those developments could adversely impact our operations, including our ability to originate or sell loans, and adversely impact our financial performance

There can be no assurance that recently enacted legislation will help stabilize the U.S. financial system. Since October 2008, numerous legislative actions have been taken in response to the financial crisis affecting the banking system and financial markets, including the following:

•
EESA was signed into law on October 3, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. Pursuant to EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

•
On October 14, 2008, the Treasury announced the CPP under EESA, pursuant to which it would purchase senior preferred stock and warrants to purchase common stock from participating financial institutions.  On January 9, 2009, we entered into the Agreement with the Treasury providing for our issuance of our Series A Preferred Stock and a Warrant to purchase shares of our common stock to the Treasury in connection with the TARP CPP.

•
On October 3, 2008, the FDIC increased deposit insurance to $250,000 through December 31, 2009.  In addition, during October 2008, the FDIC announced the TLGP, under which it would temporarily guarantee certain new debt issued by insured banks and qualifying bank holding companies and expand its insurance to cover all non-interest bearing transaction accounts through December 31, 2009.  The Company did not opt out of the TLGP so its non-interest bearing transaction accounts are covered and does not expect to issue unsecured debt before the termination of that component of the TLGP.  Our participation in the TLGP will require the payment of additional insurance premiums to the FDIC.  Additionally, we may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. On February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on insured institutions.  The assessment will be based on deposits as of June 30, 2009 and collected on September 30, 2009.  After June 30, 2009, the FDIC may impose an additional assessment of up to 10 basis points if the condition of the banking industry continues to decline.

•
On February 10, 2009, the Treasury announced the Financial Stability Plan under the EESA, which is intended to further stabilize financial institutions and stimulate lending across a broad range of economic sectors.

•
On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009, or ARRA, a broad economic stimulus package that included additional restrictions on, and potential additional regulation of, financial institutions.

Each of these programs was implemented to help stabilize and provide liquidity to the financial system.  There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the CPP, the Financial Stability Plan, the ARRA, the FDIC programs, or any other governmental program will have on the financial markets.  The failure of the EESA, ARRA, the FDIC or the U.S. government to stabilize the financial markets, and the continuation or worsening of the current financial market conditions, could have a material adverse affect on our business, our financial condition, the results of our operations, our access to credit or the trading price of our common stock as well as the financial condition of our customers.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

The soundness of other financial institutions could adversely affect us.  Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure.  There is no assurance that any such losses would not materially and adversely affect our results of operations.

Our local economy may affect our future growth possibilities.  We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.  Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our current market area, which is primarily located in Webster, Story, Des Moines, Dallas, Polk, and Henry Counties, Iowa.  The financial crisis has negatively impacted our local economy and any further downtown in our local economy may further limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis.  If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not be successful. A prolonged economic downturn would likely lead to a deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current downturn in the economy as a whole, or in our geographic market areas, continues for a prolonged period, borrowers may be less likely to repay their loans as scheduled or at all.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.

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

Any further downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.  Given the high percentage of our assets represented, directly or indirectly, by loans and the importance of lending to our overall business, continued recessionary conditions are likely to have a negative impact on our business, our ability to serve our customers and our results of operations.  If the current recessionary environment continues or worsens, our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.  Any further downturn in the real estate market or local economy could exacerbate this risk.

Material additions to our allowance for loan losses to reflect the risk of additional unpaid loans also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges.  We may be required to record future impairment charges on our investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on the Company’s liquidity and its ability to pay dividends to shareholders and could also negatively impact its regulatory capital ratios and result in the Bank not being classified as “well-capitalized” for regulatory purposes.

Changes in interest rates could adversely affect our results of operations and financial condition. Our profitability, like that of most financial institutions, depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which could result in a decrease of our net interest income.

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

Our earnings may be adversely impacted by an increase in interest rates because a significant portion of our interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase while a majority of our interest-bearing liabilities are expected to reprice as interest rates increase. Therefore, in an increasing interest rate environment, our cost of funds could increase more rapidly than the yields earned on our loan portfolio and securities portfolio. An increasing rate environment could cause a narrowing of our net interest rate spread and a decrease in our net interest income.

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

In addition, because of our participation in the CPP, we are subject to standards on compensation paid to our executives imposed by the Treasury.  The standards include (1) limits on compensation that exclude incentives for the Company’s Senior Executive Officers to take unnecessary and excessive risks that threaten the value of the Company; (2) a provision for the recovery of any bonus, retention award, or incentive compensation paid to the Company’s Senior Executive Officers or to any of the Company’s next twenty most highly compensated employees based on certain financial statements or other criteria that are later found to be materially inaccurate; (3) a prohibition on the Company from making any payments to the Senior Executive Officers or to any of the next five most highly compensated employees for departure from the Company for any reason, except for payments for services performed or benefits accrued; (4) a prohibition on the Company’s ability to pay bonuses and certain other compensation to the Company’s Chief Executive Officer, except with respect to certain restricted stock awards or to the extent that a bonus is required by a valid employment contract; (5) a prohibition on any compensation plan that would encourage manipulation of the Company’s reported earnings for the purposes of enhancing employee compensation; (6) a requirement for the Company’s Chief Executive Officer and Chief Financial Officer to provide certain certifications regarding the foregoing; (7) certain requirements with respect to the Company’s Personnel and Compensation Committee; (8) a requirement to adopt a company-wide policy regarding excessive or luxury expenditures; (9) a requirement to permit a nonbinding “say on pay” shareholder vote to be included in the Company’s proxy statement with respect to an annual meeting of stockholders; and (10) authorizing the Secretary of the U.S. Treasury to review certain compensation paid to the Company’s Senior Executive Officers and the next 20 most highly-compensated employees to determine whether any such payments were inconsistent with the purposes of the foregoing.   Since these restrictions apply until the Treasury no longer holds any of the Series A Preferred Stock, we could potentially be subject to these restrictions indefinitely.  These restrictions could limit our ability to attract and retain key managerial talent.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. We are subject to extensive regulation, supervision and examination by the OTS, as the Bank’s chartering authority, and by the FDIC as the insurer of our deposits up to certain limits. In addition, the OTS regulates and oversees the Company as a savings and loan holding company.  We also belong to the Federal Home Loan Bank System and, as a member of such system; we are subject to certain limited regulations promulgated by the FHLB of Des Moines. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. It is possible that the new administration could make significant changes to the regulatory framework applicable to banks and bank holding companies.  Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, other state or federal regulators, the United States Congress or the Iowa legislature could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If external funds were not available, this could adversely impact our growth and prospects.  We rely on retail deposits, brokered deposits, the amortization and prepayment of loans, the maturity and calls of investment securities, our operations and advances from the FHLB of Des Moines to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Des Moines or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized” we will be unable to continue with uninterrupted access to the brokered funds markets. In addition, certain Federal Home Loan Banks have experienced lower earnings from time to time and paid out lower dividends to its members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, require additional capital contributions by its member banks, and reduce or eliminate the dividend paid by the FHLB of Des Moines. Should this occur, we could have difficulty meeting our short term liquidity needs and the Bank’s net interest income could be affected.  In addition, future problems at the Federal Home Loan Banks could also cause the value of the equity investment we have in the stock of FHLB of Des Moines to decline or become impaired.  As of December 31, 2008, we held approximately $4.7 million in FHLB of Des Moines stock, representing approximately 0.99 percent of our total assets.

We may not be able to raise capital in the future on acceptable terms or at all.  We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources, in part as a result of the recent sale of the Series A Preferred Stock to the Treasury, will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to satisfy regulatory capital requirements or expand our operations through internal growth and acquisitions could be materially impaired.

Our prior branch expansion may reduce our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branch until its customer base is built.  We opened a new branch in West Des Moines, Iowa in 2006.  The expense associated with building and staffing the new branch will significantly increase our noninterest expense, with compensation and occupancy costs constituting the largest amount of increased costs. Losses are expected from the new branch for some time as the expenses associated with it are largely fixed and is typically greater than the income earned as a branch builds up its customer base. There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time. We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us.

Our profitability could be adversely affected if we are unable to promptly deploy the capital raised in our recent offering.  We may not be able to immediately deploy all of the capital raised in the recent sale of the Series A Preferred Stock and the Warrant to the Treasury. Investing the offering proceeds in securities until we are able to deploy the proceeds will provide lower margins than we generally earn on loans, potentially adversely affecting shareholder returns, including earnings per share, return on assets and return on equity.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits.  Beginning with our annual report on Form 10-K for the fiscal year ended December 31, 2007, we had to include a report of our management regarding internal control over financial reporting.  If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Our Articles of Incorporation and bylaws may prevent a transaction you may favor or limit our growth opportunities, which could cause the market price of our common stock to decline. Certain provisions of our articles of incorporation, including the certificate of designations with respect to the Series A Preferred Stock, (the “Articles of Incorporation”) and bylaws and applicable provisions of Iowa and federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of the Company through a tender offer, business combination, proxy contest or some other method, even though you might be in favor of the transaction.

We may not be able to pay dividends in the future in accordance with past practice and our ability to increase future dividends is subject to the Treasury’s consent.  Our ability to pay dividends to our stockholders is primarily dependent on the Bank’s earnings.  The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by North Central’s board of directors.  In addition, the agreements governing the issuance of the Series A Preferred Stock and the Warrant in connection with the TARP CPP restrict our ability to pay dividends in certain circumstances and to increase our dividend without the Treasury’s consent. As long as there is Series A Preferred Stock outstanding, no dividends may be paid on our common stock unless all dividends on the Series A Preferred Stock have been paid in full.

The Series A Preferred Stock and Warrant issued to the Treasury in connection with the TARP CPP will impact net income available to our common stockholders and our earnings per share.  The dividends declared on our Series A Preferred Stock will reduce the net income available to common stockholders and our earnings per common share.  Additionally, the Warrant to purchase our common stock issued to the Treasury in conjunction with the Series A Preferred Stock may be dilutive to our earnings per share.  The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our business.

The Series A Preferred Stock is equity and is subordinate to all of our existing and future indebtedness. Regulatory and contractual restrictions may limit or prevent us from paying dividends on the Series A Preferred Stock and our common stock, and the Series A Preferred Stock places no limitations on the amount of indebtedness we and our subsidiaries may incur in the future.  Shares of the Series A Preferred Stock are equity interests in North Central and do not constitute indebtedness. As such, the Series A Preferred Stock, like our common stock, ranks junior to all indebtedness and other non-equity claims on North Central with respect to assets available to satisfy claims on North Central, including in a liquidation of North Central. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the Series A Preferred Stock, as with our common stock, (1) dividends are payable only when, as and if authorized and declared by, our Board and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board deems relevant, and (2) as an Iowa corporation, under Iowa law we are subject to restrictions on payments of dividends out of lawfully available funds.

In addition, the Series A Preferred Stock does not limit the amount of debt or other obligations we or our subsidiaries may incur in the future. Accordingly, we and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series A Preferred Stock or to which the Series A Preferred Stock will be structurally subordinated.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock or the Series A Preferred Stock.  We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The per share value of our common stock or the Series A Preferred Stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Holders of the Series A Preferred Stock have limited voting rights.  Until and unless we are in arrears on our dividend payments on the Series A Preferred Stock for six dividend periods, whether or not consecutive, the holders of the Series A Preferred Stock will have no voting rights except with respect to certain fundamental changes in the terms of the Series A Preferred Stock and certain other matters and except as may be required by Iowa law. If dividends on the Series A Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the total number of positions on the North Central Board will automatically increase by two and the holders of the Series A Preferred Stock, acting as a class with any other parity securities having similar voting rights, will have the right to elect two individuals to serve in the new director positions. This right and the terms of such directors will end when we have paid in full all accrued and unpaid dividends for all past dividend periods.

If we are unable to redeem the Series A Preferred Stock after five years, we will be required to make higher dividend payments on this stock, thereby substantially increasing our cost of capital.  If we are unable to redeem the Series A Preferred Stock prior to February 15, 2014, the dividend rate will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity, our net income available to common shareholders, and our earnings per share.

ITEM1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company conducts its business through its main office located in Fort Dodge, Iowa and ten full-service offices located in Fort Dodge, Nevada, Ames, Perry, Ankeny, Clive, West Des Moines, Burlington and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa Title Services at December 31, 2008.  In addition to the properties listed below, First Federal Investments owned land and an office building in Fort Dodge, Iowa, Northridge Partnership owned a multifamily apartment building in Fort Dodge, Iowa and Northridge Partnership II owned a multifamily apartment building in Fort Dodge, Iowa at December 31, 2008.

Location	Opening Date	Own/Lease Expiration Date

Main Office:
825 Central Avenue	1973	Own
Fort Dodge, Iowa

Branch Offices:
201 South 25th Street	1977	Own
Fort Dodge, Iowa

404 Lincolnway	1977	Own
Nevada, Iowa

316 South Duff	1995	Own
Ames, Iowa

1111-141st Street	1999	Own
Perry, Iowa

321 North Third Street	1953	Own
Burlington, Iowa

1010 North Roosevelt	1975	Own
Burlington, Iowa

102 South Main	1991	Own
Mount Pleasant, Iowa

2110 SE Delaware	2003	Own
Ankeny, Iowa

13150 Hickman Road	2004	Own
Clive, Iowa

120 South 68th Street	2006	Own
West Des Moines, Iowa

First Iowa Title Offices:
628 Central Avenue	1982	Own
Fort Dodge, Iowa

814 8th Street	1994	2009
Boone, Iowa

ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is incorporated herein by reference to pages 15 through 17 of the Company’s 2008 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and page 28 “Shareholder Information,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.  See Part II, Item 12, for the equity compensation plan information required by this Item.

There were no purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2008.  As of December 31, 2008, there were 64,250 shares of common stock that may yet be purchased as part of the Company’s previously publicly announced repurchase plan.  However, as a result of participating in the TARP CPP, the Company is currently restricted from repurchasing its common stock without prior consent of the Treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 4 of the Company’s 2008 Annual Report to Shareholders under the heading “Selected Financial Data,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 7 through 17 of the Company’s 2008 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to pages 18 through 26 of the Company’s 2008 Annual Report to Shareholders under the heading “Quantitative and Qualitative Disclosures about Market Risk,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 31 through 74 of the Company’s 2008 Annual Report to Shareholders under the headings “Independent Auditor’s Report,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2008.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2008, the internal control over financial reporting was effective.

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  The disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of December 31, 2008, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Information regarding directors and executive officers of the Registrant is included under the headings “Information with Respect to Nominees and Continuing Directors,” “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers Who Are Not Directors or Nominees,” “Board and Committee Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 2009, which has been filed with the SEC and is incorporated herein by reference.

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

Information relating to executive compensation is included under the heading “Executive Compensation” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 24, 2009, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings “Principal Shareholders of the Company” and “Security Ownership of Management” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 2009, which has been filed with the SEC and is incorporated herein by reference.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	51,000	$28.35	113,605	(2)

Equity compensation plans not approved by security holders (1)	23,000	$38.46	-

Total	74,000	$31.49	113,605

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

Information regarding certain relationships and related transactions is included under the heading “Transactions with Certain Related Persons” and “Board of Directors and Management” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 2009, which has been filed with the SEC and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the aggregate fees billed for each of the last two fiscal years by the Company’s principal accountant is included under the heading “Principal Accountant Fees and Services” and “Audit Committee Preapproval Policy” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on May 5, 2009, which has been filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements, Schedules and Exhibits

1.
The consolidated statements of financial condition of North Central Bancshares, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006, together with the related notes and the report of the independent registered public accounting firm of McGladrey & Pullen, LLP are incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

2.	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	See Exhibit Index on following page.

(b)           Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)

3.3	Bylaws of North Central Bancshares, Inc., as amended	(2)

3.4	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock	(3)

4.1	Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)	(1)

4.3	Specimen Stock Certificate of North Central Bancshares, Inc.	(1)

4.4	Bylaws of First Federal Savings Bank of Iowa, as amended	(2)

4.5	Specimen of stock certificate representing Series A Preferred Stock.	(4)

4.6	Warrant to Purchase up to 99,157 shares of Common Stock.	(4)

10.1	Tax Allocation Agreement between North Central Bancshares, Inc. and Subsidiaries	(2)

10.2	North Central Bancshares, Inc. 1996 Stock Option Plan	(5)

10.3	Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan	(6)

10.4	Form of Stock Option Agreement	(7)

10.5	Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(1)

10.5A	Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(8)

10.5B	Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(8)

10.6	ESOP Loan Documents, dated September 3, 1996	(9)

10.7	Employment Agreement between First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and David M. Bradley, amended and restated as of December 14, 2007	(10)

10.8	Form of Employment Agreement between North Central Bancshares, Inc. and David M. Bradley, amended and restated as of December 14, 2007	(10)

10.9	Employment Agreement between First Federal Savings Bank of Iowa and C. Thomas Chalstrom, amended and restated as of December 14, 2007	(10)

10.10	Employment Agreement North Central Bancshares, Inc. and C. Thomas Chalstrom, amended and restated as of December 14, 2007	(10)

10.11	Employment Agreement between First Federal Savings Bank of Iowa and Kyle C. Cook	(10)

10.12	Employment Agreement between North Central Bancshares, Inc. and Kyle C. Cook	(10)

10.13	Amended and Restated Retention Agreement between First Federal Savings Bank of Iowa and Kirk A. Yung	(10)

10.14	North Central Bancshares, Inc. 2006 Stock Incentive Plan	(11)

10.15	North Central Bancshares, Inc. 2006 Incentive Award Plan	(12)

10.16	Form of Restricted Stock Award Notice	(13)

10.17	Novation of Employment Agreements	(14)

Exhibit No.	Description	Reference No.
10.18	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.	(4)

10.19	Form of Waiver, executed by each of David M. Bradley, Kyle C. Cook, C. Thomas Chalstrom, and Kirk A. Yung.	(4)

10.20	Form of Omnibus Amendment Agreement, executed by each of David M. Bradley, Kyle C. Cook, C. Thomas Chalstrom, and Kirk A. Yung.	(4)

10.21	First Federal Savings Bank of Iowa Supplemental Retirement and Deferred Compensation Plan, as amended and restated effective January 1, 2005.	(15)

13.1	North Central Bancshares, Inc. 2008 Annual Report to Shareholders	(16)

14.1	Code of Ethics for Senior Financial Officers of North Central Bancshares, Inc.	(2)

21.1	Subsidiaries of the Registrant	*

23.1	Consent of McGladrey & Pullen, LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

(*)	Filed herewith.

(1)	Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 filed with the SEC on December 18, 1995, as amended.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(3)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2009.

(4)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 15, 2009.

(5)	Incorporated herein by reference to Registration Statement No. 333-33089 on form S-8 filed with the SEC on August 7, 1997.

(6)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1998.

(7)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 3, 2007.

(8)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2002.

(9)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1997.

(10)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on December 20, 2007.

(11)	Incorporated herein by reference to Registration Statement No. 333-133810 on form S-8 filed with the SEC on May 4, 2006.

(12)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2006.

(13)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

(14)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007.

(15)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 27, 2009.

(16)	Incorporated herein by reference to the Annual Report on Form ARS filed with the SEC on March 27, 2009.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Central Bancshares, Inc.

Date: March 27, 2009	/s/ David M. Bradley
By: David M. Bradley
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Bradley	President, Chief Executive Officer, Director,	03/27/09
David M. Bradley	and Chairman of the Board
(Principal Executive Officer)

/s/ Kyle C. Cook	Chief Financial Officer, Treasurer	03/27/09
Kyle C. Cook	(Principal Accounting and
Financial Officer)

/s/ Robert H. Singer, Jr.	Director	03/27/09
Robert H. Singer, Jr.

/s/ Melvin R. Schroeder	Director	03/27/09
Melvin R. Schroeder

/s/ Mark M. Thompson	Director	03/27/09
Mark M. Thompson

/s/ Randall L. Minear	Director	03/27/09
Randall L. Minear

/s/ Paul F. Bognanno	Director	03/27/09
Paul F. Bognanno

/s/ C. Thomas Chalstrom
C. Thomas Chalstrom	Director	03/27/09