Form 10-Q
period 2009-03-31
NORTH CENTRAL BANCSHARES INC
filed 2009-05-15
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

Commission File Number:	0-27672

NORTH CENTRAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Iowa	42-1449849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Central Avenue, Fort Dodge, Iowa	50501
(Address of principal executive offices)	(Zip Code)

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
Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, $.01 par value	1,343,448

NORTH CENTRAL BANCSHARES, INC.

INDEX

Page
Part I. Financial Information

Item 1. Financial Statements (Unaudited)	1

Consolidated Condensed Statements of
Financial Condition at March 31, 2009
and December 31, 2008	1

Consolidated Condensed Statements of
Income for the Three Months Ended
March 31, 2009 and 2008	2

Consolidated Condensed Statements of
Cash Flows for the Three Months Ended
March 31, 2009 and 2008	3

Notes to Consolidated Condensed Financial
Statements	5

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosure
About Market Risk	15

Item 4T. Controls and Procedures	15

Part II. Other Information

Item 1. Legal Proceedings	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits	17

Signatures	18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
ASSETS	2009	2008

Cash and due from banks: Interest-bearing	$17,046,875	$6,563,494
Noninterest-bearing	9,103,461	9,718,150
Total cash and cash equivalents	26,150,336	16,281,644
Securities available-for-sale	25,229,660	22,837,968
Federal Home Loan Bank stock, at cost	4,739,000	4,692,400
Loans receivable, net	394,285,065	400,786,505
Loans held for sale	350,427	730,466
Accrued interest receivable	2,039,731	2,096,784
Foreclosed real estate	1,046,638	1,182,917
Premises and equipment, net	12,144,894	12,113,092
Rental real estate	2,328,705	2,358,688
Title plant	671,704	671,704
Deferred taxes	2,443,976	3,003,565
Bank-owned life insurance	5,354,636	5,293,871
Prepaid expenses and other assets	1,771,526	1,248,232

Total assets	$478,556,298	$473,297,836

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$350,474,852	$350,169,925
Borrowed funds	77,841,264	82,348,915
Advances from borrowers for taxes and insurance	1,088,749	1,923,758
Dividends payable	13,434	13,434
Accrued expenses and other liabilities	2,845,553	3,629,661

Total liabilities	432,263,852	438,085,693

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000 shares; at March 31, 2009 10,200 shares issued and outstanding; at December 31, 2008 none issued and outstanding)	10,105,108	-
Common stock ($.01 par value, authorized 15,500,000 shares; at March 31, 2009 1,343,448 shares issued and outstanding; at December 31, 2008, 1,343,448 shares issued and outstanding)	13,428	13,421
Additional paid-in capital	17,950,390	17,819,096
Retained earnings, substantially restricted	17,953,616	17,240,779
Accumulated other comprehensive income	269,904	138,847
Total stockholders' equity	46,292,446	35,212,143

Total liabilities and stockholders' equity	$478,556,298	$473,297,836

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Interest income:
Loans receivable	$6,185,217	$7,171,375
Securities and cash deposits	280,578	317,011
	6,465,795	7,488,386
Interest expense:
Deposits	2,069,556	3,091,651
Borrowed funds	998,437	1,201,985
	3,067,993	4,293,636
Net interest income	3,397,802	3,194,750
Provision for loan losses	160,000	60,000
Net interest income after provision for loan losses	3,237,802	3,134,750
Noninterest income:
Fees and service charges	939,695	1,010,503
Abstract fees	216,752	264,257
Mortgage banking income	314,743	160,899
Loan prepayment fees	12,654	4,631
Loss on sale of investments	(10,342)	-
Other income	371,239	263,648
Total noninterest income	1,844,741	1,703,938

Noninterest expense:
Compensation and employee benefits	1,867,385	1,974,124
Premises and equipment	486,632	441,614
Data processing	208,673	242,882
Other expenses	1,383,905	1,084,958
Total noninterest expense	3,946,595	3,743,578

Income before income taxes	1,135,948	1,095,110

Provision for income taxes	354,300	291,600

Net income	$781,648	$803,510

Preferred stock dividends and accretion of discount	$119,126	$-

Net income available to common shareholders	$662,522	$803,510

Basic earnings per common share	$0.49	$0.60

Diluted earnings per common share	$0.49	$0.60

Dividends declared per common share	$0.01	$0.35

Comprehensive income	$912,705	$646,907

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$781,648	$803,510
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	160,000	60,000
Depreciation	225,087	215,364
Amortization and accretion	98,861	6,649
Deferred taxes	459,500	(5,717)
Stock-based compensation	32,032	29,848
Excess tax benefit related to stock-based compensation	-	(10,587)
(Gain) on sale of foreclosed real estate and loans, net	(336,735)	(154,756)
Write-down of other real estate owned	84,463	158,203
Loss on sale of investments	10,342	-
Proceeds from sales of loans held-for-sale	24,847,944	13,264,446
Originations of loans held-for-sale	(24,153,162)	(13,268,523)
Change in assets and liabilities:
Accrued interest receivable	57,053	30,039
Prepaid expenses and other assets	(584,059)	56,484
Accrued expenses and other liabilities	(784,108)	386,718
Net cash provided by operating activities	898,866	1,571,678

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	7,043,206	17,673,791
Purchase of loans	(855,519)	(11,585,821)
Purchase of securities available-for-sale	(3,824,364)	(3,085,496)
Proceeds from sale of securities available-for-sale	332,000	-
Proceeds from maturities and calls of securities available-for-sale	1,317,165	270,050
Proceeds from redemption of Federal Home Loan Bank stock	-	245,900
Purchase of Federal Home Loan Bank stock	(46,600)	-
Purchase of premises, equipment and rental real estate	(226,906)	(85,303)
Net proceeds from sale of foreclosed real estate	133,012	45,162
Net cash provided by investing activities	3,871,994	3,478,283

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	304,927	2,093,133
Net decrease in advances from borrowers for taxes and insurance	(835,009)	(855,203)
Net increase in short-term borrowings	-	2,000,000
Payments of other borrowed funds	(4,507,651)	(5,507,365)
Proceeds from issuance of preferred stock and common stock warrant	10,200,000	-
Excess tax benefit related to stock-based compensation	-	10,587
Common and preferred dividends paid	(64,435)	(468,981)
Net cash provided by (used in) financing activities	5,097,832	(2,727,829)
Net increase in cash	9,868,692	2,322,132

CASH AND DUE FROM BANKS
Beginning	16,281,644	12,526,707
Ending	$26,150,336	$14,848,839

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-Continued (Unaudited)
	Three Months Ended March 31,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$2,180,233	$3,199,765
Interest paid on borrowings	998,437	1,201,985

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$59,204	$595,987

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The consolidated condensed financial statements for the three month periods ended March 31, 2009 and 2008 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.           EARNINGS PER COMMON SHARE

The earnings per common share amounts were computed using the weighted-average number of shares of common stock outstanding during the periods presented.  For the three month period ended March 31, 2009, the weighted-average number of shares of common stock outstanding for the computation of basic and diluted earnings per common share were 1,340,148 and 1,343,448, respectively.  For the three month period ended March 31, 2008, the weighted-average number of shares of common stock outstanding for the computation of basic and diluted earnings per common share were 1,337,848 and 1,349,232, respectively.

3.           DIVIDENDS

On February 27, 2009, the Company declared a cash dividend on its common stock, payable on April 3, 2009 to stockholders of record as of March 13, 2009, equal to $0.01 per share.  On February 15, 2009, the Company paid an aggregate cash dividend of $51,000 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Department of the Treasury.

4.           GOODWILL

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets that eliminated the amortization and required a goodwill impairment test.  The Company completed the goodwill impairment test for the year ended December 31, 2008 and determined that the Company’s enterprise value and the value of the Company’s assets and liabilities did not support any level of goodwill.  Therefore the entire goodwill amount of $4,946,960 was written off as of December 31, 2008.  The goodwill impairment was due to the extreme volatility in the banking industry and the impact that it has had on the Company’s trading price.  For purposes of the 2008 goodwill impairment testing, the Company’s enterprise value was derived from a combination of trading price information for its common stock and market data regarding comparable public financial institutions.  This goodwill impairment has no impact on the Company’s liquidity, cash flows or tangible capital ratios and a negligible impact on the Company’s other regulatory capital ratios.

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

	Three Months Ended March 31, 2009
	Traditional
	Banking	All Others	Total

Interest income	$6,465,795	$-	$6,465,795
Interest expense	3,067,993	-	3,067,993
Net interest income	3,397,802	-	3,397,802
Provision for loan losses	160,000	-	160,000
Net interest income after provision for loan losses	3,237,802	-	3,237,802
Noninterest income	1,324,977	519,764	1,844,741
Noninterest expense	3,610,993	335,602	3,946,595
Income before income taxes	951,786	184,162	1,135,948
Provision for income taxes	339,700	14,600	354,300
Net income	$612,086	$169,562	$781,648
Inter-segment revenue (expense)	$195,194	$(195,194)	$-
Total assets	$475,291,134	$3,265,164	$478,556,298
Total deposits	$350,474,852	$-	$350,474,852

	Three Months Ended March 31, 2008
	Traditional
	Banking	All Others	Total

Interest income	$7,488,386	$-	$7,488,386
Interest expense	4,293,636	-	4,293,636
Net interest income	3,194,750	-	3,194,750
Provision for loan losses	60,000	-	60,000
Net interest income after provision for loan losses	3,134,750	-	3,134,750
Noninterest income	1,182,731	521,207	1,703,938
Noninterest expense	3,428,881	314,697	3,743,578
Income before income taxes	888,600	206,510	1,095,110
Provision for income taxes	264,000	27,600	291,600
Net income	$624,600	$178,910	$803,510
Inter-segment revenue (expense)	$193,885	$(193,885)	$-
Total assets	$505,031,310	$3,485,371	$508,516,681
Total deposits	$368,040,989	$-	$368,040,989

6.           RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP FAS 115−2 and FAS 124−2, “Recognition and Presentation of Other−Than−Temporary Impairments” (“FSP FAS 115−2/124−2”). FSP FAS 115−2/124−2 requires entities to separate an other−than−temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other−than−temporary impairment related to a credit loss is recognized in earnings, and the amount of the other−than−temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115−2/124−2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115−2/124−2 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 157−4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157−4”). Under FSP FAS 157−4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157−4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 157−4 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107−1 and APB 28−1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107−1 and APB 28−1”). FSP FAS 107−1 and APB 28−1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107−1 and APB 28−1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 107−1 and APB 28−1 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operation.

7.	FAIR VALUE

The Company adopted SFAS 157 Fair Value Measurements on January 1, 2009 in its entirety. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. It also establishes a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

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

3.	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement

Fair value measurements for items measured at fair value at March 31, 2009 included:

	Fair Value Measurements at Reporting Date Using ($ in 000s)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total March 31, 2009
Description
Securities available-for-sale (Excluding equity securities)	_	24,297	_	24,297
Securities available-for-sale (Equity securities)	932	_	_	932
Total Securities available-for-sale	932	24,297	_	25,229

A portion of the securities available-for-sale portfolio is an equity security consisting of a mortgage bond mutual fund investment.  The fair values used by the Company are obtained from an independent pricing service, which represent quoted market prices for the identical securities (Level 1 inputs).

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

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by level with the SFAS No. 157 valuation hierarchy as of March 31, 2009:

	Fair Value Measurements at Reporting Date Using ($ in 000s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Loans	$-	$-	$3,033	$3,033
Other real estate owned	$-	$-	$1,047	$1,047

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  Such collateral’s fair value is determined based on appraisals by qualified licensed appraisers hired by the valuation, and/or management’s expertise and knowledge of the client and client’s business.

8.           RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders’ equity, to be consistent with the current period classification.

9.         SUBSEQUENT EVENTS

On April 13, 2009, Haskell Homes, Inc., Guy M. Haskell and Klyn R. Haskell (collectively, the “Plaintiffs”) filed a complaint in the Fifth Judicial District Court for Washington County, State of Utah against the Bank, as successor in interest to ANB Financial N.A. (“ANB”), in connection with certain loans originally made by ANB to the Plaintiffs for the development of certain real estate located in Washington County, Utah.  Following ANB's failure in May 2008, the Bank became the sole holder of one of such loans.  The complaint includes claims for damages in excess of $16 million and recoupment of certain amounts due under the loans as well as a temporary restraining order and/or preliminary injunction.  While the proceeding is in its early stages, the Bank does not believe the complaint has merit and intends to vigorously defend this action.  In connection with the filing of the complaint, the Court granted a temporary restraining order to the Plaintiffs.  At a preliminary hearing, the Court dissolved the temporary restraining order because the Plaintiffs had not met the applicable standards.  On May 13, 2009, the Bank filed a notice of removal pursuant to which the case will be removed to the U.S. District Court for the District of Utah.

Item 2.  Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries, including the Bank, that are subject to various factors which could cause actual results to differ materially from these estimates, including those set forth in Part I, Item 1A — Risk Factors of the Company’s 2008 Annual Report on Form 10-K.  These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments.  The Company’s actual results may differ from the results discussed in the forward-looking statements.  The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking financial statements contained herein.

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

Management believes the following were important factors in the Company’s performance during the quarter ended March 31, 2009:

•
The credit crisis affecting the financial markets and residential housing that began in 2007 turned out to be just the flashpoint for what appears to be the worst economic downturn since the Great Depression.

•
The Company has taken significant steps to reduce the risk of additional loan losses.  During the quarter ended March 31, 2009 the Company increased its provision for loan losses to $160,000 compared to the $60,000 during the quarter ended March 31, 2008.  The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses can not be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these currently challenging conditions.

•	The Company continues its focus on earnings through management of net interest margin, successfully increasing the margin to 3.04% as of March 31, 2009 from 2.68% as of March 31, 2008.
•
On January 9, 2009, the Company completed the sale of $10.2 million of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a warrant to purchase 99,157 shares of our common stock at an exercise price of $15.43 per share (the “Warrant”) to the United States Department of the Treasury  (the “Treasury”) through the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).  The Series A Preferred Stock bears an annualized dividend rate of 5 percent for the first five years it is outstanding, after which the dividend will increase to 9 percent.  Although the Bank would have remained “well capitalized” without these funds, this new equity investment further increases the capacity to support economic activity and growth in each of the communities served by the Bank through responsible lending.

•
Effective February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) eliminates the restrictions on the source of repayment and the waiting period formerly applicable to TARP-CPP participants.  The ARRA provides the Company with the option to repay the funds received under the TARP-CPP without regard to whether the Company has replaced the funds from other sources or any waiting period, subject to consultation with the Federal Reserve and the FDIC.

•
As a result of participating in the TARP-CPP, the Company is subject to limitations and restrictions on executive compensation and corporate governance included in the ARRA as long as any obligation arising from financial assistance provided under the statute remains outstanding.  In addition, the terms of the TARP-CPP require the Series A Preferred Stock to be senior to any future new debt incurred by the Company.  The Congress and Treasury may create additional provisions that could become retroactively applicable to the Series A Preferred Stock.

•
The Bank may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits.  On February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on insured institutions.  The assessment will be based on deposits as of June 30, 2009 and collected on September 30, 2009.  After June 30, 2009, the FDIC may impose an additional assessment of up to 10 basis points if the condition of the banking industry continues to decline.

•
The volume of originations of residential mortgages in the first quarter of 2009 doubled compared to the first quarter of 2008.  The growth of this line of business is expected to continue as historically low interest rates cause consumers to refinance existing mortgages in order to reduce their monthly costs.  Despite the decline in volume of home sales, consumers are selectively purchasing real estate while locking in relatively low long-term mortgage interest rates.

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

The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” of the Company’s 2008 Annual Report on Form 10-K.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to the allowance for loan losses and asset impairment judgments.

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

FINANCIAL CONDITION

Total assets increased $5.3 million, or 1.1%, to $478.6 million at March 31, 2009, from $473.3 million at December 31, 2008.  The increase in assets was primarily due to an increase in cash and cash equivalents and securities available-for-sale.  Cash and cash equivalents increased $9.9 million, or 60.6%, to $26.2 million at March 31, 2009, compared to $16.3 million at December 31, 2008.  The increase in cash and cash equivalents was primarily due to the sale of the Series A Preferred Stock and Warrant to the Treasury through the TARP-CPP.  The increase in securities available-for-sale was primarily due to the purchase of $3.8 million of mortgage backed securities during the quarter ended March 31, 2009.

Net loans receivable decreased by $6.5 million, or 1.6%, to $394.3 million at March 31, 2009, from $400.8 million at December 31, 2008, primarily due to payments and prepayments of $23.0 million and loan sales of $24.7 million during the three months ended March 31, 2009. These payments, prepayments, and loan sales were offset in part by the origination of $33.0 million of first mortgage loans primarily secured by one-to four-family residences and commercial real estate and the origination of $4.5 million of second mortgage loans during the three months ended March 31, 2009. The Company sells most fixed-rate residential loans originated with maturities of 15 years or more in the secondary mortgage market in order to reduce interest rate risk.

Deposits increased $300,000, or 0.09%, to $350.5 million at March 31, 2009, from $350.2 million at December 31, 2008, primarily reflecting increases in NOW, money market and savings account balances, offset in part by a decrease in certificates of deposit.  When excluding brokered deposits, deposits increased $11.1 million, or 3.17% at March 31, 2009 compared to December 31, 2008.  Borrowings, primarily FHLB advances, decreased $4.5 million, or 5.5%, to $77.8 million at March 31, 2009, from $82.3 million at December 31, 2008. This decrease is due to the normal repayment of borrowings due to calls or maturities.

Total stockholders’ equity increased $11.1 million, or 31.5%, to $46.3 million at March 31, 2009, from $35.2 million at December 31, 2008, primarily due to the sale of the Series A Preferred Stock and the Warrant to the Treasury through the Capital Purchase Program in January and earnings in the first quarter of 2009.

The Office of Thrift Supervision (the “OTS”) requires the Bank to meet minimum tangible, leverage (core) and risk-based capital requirements.  As of March 31, 2009, the Bank exceeded all of its regulatory capital requirements.  The Bank’s required, actual and excess capital levels as of March 31, 2009 were as follows:

	Amount	Percentage of Assets
	(Dollars in thousands)
Tangible capital:
Capital level	$41,941	8.78%
Less Requirement	7,169	1.50%
Excess	$34,772	7.28%

Core capital:
Capital level	$41,941	8.78%
Less Requirement	19,116	4.00%
Excess	$22,825	4.78%

Risk-based capital:
Capital level	$45,391	13.42%
Less Requirement	27,056	8.00%
Excess	$18,335	5.42%

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net Income.  Net income decreased by $22,000 to $782,000 for the quarter ended March 31, 2009, compared to $804,000 million for the quarter ended March 31, 2008.  Net income is an aggregate of net interest income, noninterest income, noninterest expense and income tax expense.  The decrease in earnings was primarily due to an increase in other expenses and provision for loan losses, offset in part by an increase in net interest income.

Net Interest Income.  Net interest income before provision for loan losses increased by $203,000 to $3.40 million for the quarter ended March 31, 2009, from $3.19 million for the quarter ended March 31, 2008.  The increase is due to an increase in net interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) and a decrease in the average balance of interest-bearing liabilities, offset in part by a decrease in the average balance of interest-earning assets.  The interest rate spread increased to 2.81% for the quarter ended March 31, 2009, from 2.46% for the quarter ended March 31, 2008.  The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Interest Income.  Interest income decreased by $1.0 million to $6.47 million for the quarter ended March 31, 2009, compared to $7.49 million for the quarter ended March 31, 2008.  The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the yield on interest-earning assets.  The average balance of interest-earning assets decreased $29.4 million to $445.6 million for the quarter ended March 31, 2009, from $475.0 million for the quarter ended March 31, 2008.  The average yield on interest-earning assets decreased to 5.83% for the quarter ended March 31, 2009, from 6.31% for the quarter ended March 31, 2008, primarily due to a decrease in market rates on first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences and consumer loans.  The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans, offset in part by an increase in the average balance of consumer loans, securities available-for-sale, and interest-bearing cash.  The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans, offset in part by the origination and purchases of first mortgage loans secured by one-to four-family real estate and commercial real estate during the three months ended March 31, 2009.  The increase in the average balance of securities available-for-sale was primarily due to the purchases of mortgage-backed securities, offset in part by payments, maturities, and sale of securities.

Interest Expense.  Interest expense decreased by $1.2 million to $3.1 million for the quarter ended March 31, 2009, compared to $4.29 million for the quarter ended March 31, 2008.  The average balance of interest-bearing liabilities decreased $36.4 million to $411.5 million for the quarter ended March 31, 2009, from $447.9 million for the quarter ended March 31, 2008.  The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds and certificates of deposit, offset in part by an increase in NOW, money market, and savings account balances.  The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities.  The average cost of funds was 3.02% for the quarter ended March 31, 2009, compared to 3.85% for the quarter ended March 31, 2008.

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the three months ended March 31, 2009 and 2008, respectively.

	For the Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$403,973	$6,185	6.15%	$443,627	$7,171	6.47%
Securities available-for-sale	27,627	274	3.97	18,090	228	5.03
Interest-bearing cash	13,965	7	0.19	13,328	89	2.69
Total interest-earning assets	445,565	$6,466	5.83%	475,045	$7,488	6.31%
Noninterest-earning assets	33,124			35,930
Total assets	$478,689			$510,975

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$93,556	$137	0.59%	$91,499	$274	1.20%
Savings	27,046	16	0.24	24,905	22	0.35
Certificates of deposit	209,813	1,917	3.70	236,129	2,795	4.75
Borrowed funds	81,052	998	5.00	95,332	1,202	5.06
Total interest-bearing liabilities	411,467	$3,068	3.02%	447,865	$4,293	3.85%
Noninterest-bearing liabilities	22,216			21,826
Total liabilities	433,683			469,691
Equity	45,006			41,284
Total liabilities and equity	$478,689			$510,975

Net interest income		$3,398			$3,195
Net interest rate spread			2.81%			2.46%
Net interest margin			3.04%			2.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			108.29%			106.07%

Provision for Loan Losses.  The Company’s provision for loan losses was $160,000 and $60,000 for the quarters ended March 31, 2009 and 2008, respectively.  The increase in provision for loan losses for the quarter ended March 31, 2009 compared to the same period in 2008 was related to the increase in nonperforming loans outstanding.  The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio.  The Company’s total loan portfolio decreased $44.6 million, or 10.0% from March 31, 2008 to March 31, 2009.  This decrease primarily consisted of decreases in one-to four-family residential loans.  Net charge-offs were $114,000 for the three months ended March 31, 2009, compared to $35,000 for the three months ended March 31, 2008.  The resulting allowance for loan loss was $5.4 million at March 31, 2009, compared to $3.5 million at March 31, 2008.

The allowance for loan losses as a percentage of total loans receivable increased to 1.36% at March 31, 2009 from 0.79% at March 31, 2008.  The level of nonperforming loans increased to $9.59 million at March 31, 2009 from $1.69 million at March 31, 2008.  This change, along with the increase in the allowance for loan loss as a percentage of total loans receivable is primarily a reflection of the deterioration in the economy since the first quarter of 2008.  The nonperforming asset ratio increased to 2.23% of total assets as of March 31, 2009 from 0.91% of total assets at March 31, 2008.  Foreclosed real estate decreased to $1.05 million at March 31, 2009 from $2.96 million at March 31, 2008.  The level of special mention loans increased to $4.32 million at March 31, 2009 from $2.27 million at March 31, 2008.  Total nonperforming assets increased 15.7% in the first quarter of 2009 with such increase consisting of one-to-four family residential loans and one-to-four construction loans, as these sectors of the economy continued to experience difficulties.

Management believes that the allowance for loan losses was adequate as of March 31, 2009.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.

Noninterest Income.  Total noninterest income increased by $141,000, or 8.3%, to $1.84 million for the quarter ended March 31, 2009, from $1.70 million for the quarter ended March 31, 2008.  The increase in noninterest income was primarily due to increases in mortgage banking income and other income, offset in part by decreases in fees and service charges, abstract fees and loss on sale of investments.  Mortgage banking income increased $154,000 for the quarter ended March 31, 2009 compared to the same period of 2008 due to an increase in loans originated for the secondary market.  Other income, which primarily includes annuity, securities, insurance sales, and other real estate owned net earnings, increased $108,000 for the quarter ended March 31, 2009 compared to the same period of 2008 primarily due to an increase in income from the sale of annuities and a decrease in other real estate owned expenses.  Fees and service charges decreased $71,000 for the quarter ended March 31, 2009 compared to the same period of 2008 primarily due to a decrease in fees associated with checking accounts, including overdraft fees.  During the quarter ended March 31, 2009, the Company recorded $13,000 in loan prepayment fees, compared to $5,000 for the quarter ended March 31, 2008.  Abstract fees decreased $48,000 for the quarter ended March 31, 2009 compared to the same period of 2008. Loss on sale of investments increased by $10,000 for the quarter ended March 31, 2009 compared to the same period of 2008 due to the partial sale of a mortgage bond mutual fund investment.

Noninterest Expense.  Total noninterest expense increased by $203,000, or 5.4%, to $3.95 million for the quarter ended March 31, 2009, from $3.74 million for the quarter ended March 31, 2008.  The increase in noninterest expense was primarily due to increases in premises and equipment and other expenses, offset in part by decreases in salaries and employee benefits and data processing. The increase in premises and equipment of $45,000 was primarily due to increases in information technology enhancements and property taxes. Other expenses increased $299,000 for the quarter ended March 31, 2009 compared to the same period of 2008 primarily due to an increase in legal fees, other professional fees, and FDIC insurance expense.  The Company’s efficiency ratio for the quarter ended March 31, 2009 and 2008 was 75.13% and 76.42%, respectively.  The Company’s ratio of noninterest expense to average assets for the quarters ended March 31, 2009 and 2008 was 3.30% and 2.93%, respectively.

Income Taxes.  Provision for income taxes increased by $63,000 to $354,000 for the quarter ended March 31, 2009, compared to $292,000 for the quarter ended March 31, 2008.  The increase in income taxes was primarily due to the increase in the income before income taxes and an increase in the Company’s effective tax rate due to a decrease in tax exempt earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, amortization and prepayment of loans, borrowings such as FHLB advances, brokered certificates of deposit, maturities of securities and other investments, and earnings and funds provided from operations.  During the first three months of 2009 and 2008, principal payments, prepayments, and proceeds from the sale of loans totaled $47.7 million and $46.1, respectively.  The net increase in deposits during the first three months of 2009 and 2008 totaled $305,000 and $2.1 million, respectively.  There was no change in net short term borrowings during the three months ended March 31, 2009 and an increase in net short term borrowings of $2.0 million during the three months ended March 31, 2008.  During the first three months of 2009 and 2008, the proceeds from the maturities, calls and sales of securities totaled $1.6 million and $516,000, respectively.  Cash provided from operating activities during the first three months of 2009 and 2008 totaled $899,000 and $1.6 million, respectively.  The Company’s primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities.  During the first three months of 2009 and 2008, the Company’s gross purchases and origination of loans totaled $41.0 million and $38.9 million, respectively.  The purchase of securities available-for-sale for the three months ended March 31, 2009 totaled $3.8 million compared to $3.1 million for the three months ended March 31, 2008. The repayment of borrowed funds during the first three months of 2009 and 2008 totaled $4.5 million and $5.5 million, respectively.  OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.  For additional information about cash flows from the Company’s operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included in Part I, Item 1 of this report.

On January 9, 2009, we completed the issuance of $10.2 million of our Series A Preferred Stock and the Warrant under the TARP-CPP. Although the Bank would have remained “well capitalized” without these funds, this new equity investment further increases the capacity to support economic activity and growth in each of the communities served by the Bank through responsible lending.

On January 5, 2009, the Company paid a quarterly cash dividend of $0.01 per share of common stock to its shareholders as of the close of business on December 15, 2008.  This dividend payment totaled $13,000.  On February 15, 2009, the Company paid an aggregate cash dividend of $51,000 on the Series A Preferred Stock.  On February 27, 2009, the Company declared a quarterly cash dividend of $0.01 per share, payable on April 3, 2009 to shareholders of record as of the close of business on March 13, 2009.  This dividend payment totaled $13,000.

During the first quarter of 2009, macro-economic conditions and the ongoing recession continued to impact liquidity and credit quality across the financial markets.  While the recession has impacted the local economies in which we operate and purchase out-of-state real estate loans, our liquidity position and capital resources remain strong and the Company anticipates that it will have sufficient funds to meet its current funding commitments.

MODIFICATION TO THE EMERGENCY ECONOMIC STABILIZATION ACT OF 2008

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) went into effect and amended certain provisions of EESA, including replacing Section 111 of EESA in its entirety.  The new Section 111 allows a participant in the TARP-CPP, such as the Company, to repay any assistance previously received pursuant to the TARP-CPP without regard to the source of replacement funds or any waiting period subject to consultation with the appropriate Federal banking agency.  In addition, the new Section 111 set forth in ARRA includes standards and requirements regarding executive compensation and corporate governance, including the following:

•	Limits on compensation that exclude incentives for the Company’s Senior Executive Officers to take unnecessary and excessive risks that threaten the value of the Company;
•
A provision for the recovery of any bonus, retention award, or incentive compensation paid to the Company’s Senior Executive Officers or to any of the Company’s next twenty most highly compensated employees based on certain financial statements or other criteria that are later found to be materially inaccurate;

•
A prohibition on the Company from making any payments to the Senior Executive Officers or to any of the next five most highly compensated employees for departure from the Company for any reason, except for payments for services performed or benefits accrued;

•
A prohibition on the Company’s ability to pay bonuses and certain other compensation to the Company’s Chief Executive Officer, except with respect to certain restricted stock awards or to the extent that a bonus is required by a valid employment contract;

•	A prohibition on any compensation plan that would encourage manipulation of the Company’s reported earnings for the purposes of enhancing employee compensation;
•	A requirement for the Company’s Chief Executive Officer and Chief Financial Officer to provide certain certifications regarding the foregoing;
•	Certain requirements with respect to the Company’s Personnel and Compensation Committee;
•	A requirement to adopt a company-wide policy regarding excessive or luxury expenditures;
•	A requirement to permit a nonbinding “say on pay” shareholder vote to be included in the Company’s proxy statement with respect to an annual meeting of stockholders; and
•
Authorizing the Secretary of the Treasury to review certain compensation paid to the Company’s Senior Executive Officers and the next 20 most highly-compensated employees to determine whether any such payments were inconsistent with the purposes of the foregoing.

The new Section 111 set forth in ARRA provides that the Secretary of the Treasury and/or the Securities and Exchange Commission shall promulgate regulations to implement the foregoing requirements and restrictions.  In light of the amendments to Section 111 of EESA included in ARRA, the Company intends to evaluate and amend any employment agreements, benefit plans and other arrangements, and take any other action necessary to ensure compliance with the applicable requirements.

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

No material changes in the Company’s off-statement of financial condition arrangements occurred during the three months ended March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there has not been a material change in the Company’s market risk profile during the three months ended March 31, 2009.  Please see the Company’s 2008 Annual Report on Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Except for the proceedings described in Note 9 to the Notes to Consolidated Condensed Financial Statements which is incorporated herein by reference, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  While no assurance can be given regarding the outcome of these matters, based on information currently available, we believe that the resolution of these matters will not have a material adverse effect on our financial position or results of our future operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 5, 2009.  All proposals submitted to stockholders at the meeting were approved.  At the meeting, the stockholders of the Company considered and voted upon the election of the following individuals as directors for a three-year term:

David M. Bradley
Robert H. Singer, Jr.

The results of the election of directors were as follows:
	FOR	WITHELD
David M. Bradley	1,047,299	101,055
Robert H. Singer, Jr.	1,027,144	121,210

There were no broker non-votes or abstentions on this proposal.

In addition, the following directors’ terms of office continued after the meeting:

Paul F. Bognanno
C. Thomas Chalstrom
Randall L. Minear
Melvin R. Schroeder
Mark M. Thompson.

The stockholders of the Company also voted on a nonbinding advisory proposal on the Company’s executive pay policies and procedures.  A majority of the stockholders who voted on this proposal approved of the Company’s pay practices.  The results of the voting on this proposal were as follows:

FOR	AGAINST	ABSTAIN
982,388	118,108	47,857

There were no broker non-votes on this proposal.

Item 6.  Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)
3.2	Bylaws of North Central Bancshares, Inc., as amended	(2)
3.3	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock	(3)
4.1	Specimen of stock certificate representing Series A Preferred Stock.	(4)
4.1	Warrant to Purchase up to 99,157 shares of Common Stock.	(4)
10.1	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.	(4)
10.2	Form of Waiver, executed by each of David M. Bradley, Kyle C. Cook, C. Thomas Chalstrom, and Kirk A. Yung.	(4)
10.3	Form of Omnibus Amendment Agreement, executed by each of David M. Bradley, Kyle C. Cook, C. Thomas Chalstrom, and Kirk A. Yung.	(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certificate of Chief Financial Officer	*

*	Filed herewith

(1)	Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 filed with the SEC on December 18, 1995, as amended.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(3)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2009.

(4)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH CENTRAL BANCSHARES, INC.

Date: May 14, 2009	BY:	/s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: May 14, 2009	BY:	/s/ Kyle C. Cook
Kyle C. Cook, Chief Financial Officer and Treasurer