Form 10-Q
period 2009-06-30
NORTH CENTRAL BANCSHARES INC
filed 2009-08-12
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $.01 par value	1,346,448

NORTH CENTRAL BANCSHARES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks:
Interest-bearing	$2,117,566	$6,563,494
Noninterest-bearing	6,056,606	9,718,150
Total cash and cash equivalents	8,174,172	16,281,644
Securities available-for-sale	26,930,265	22,837,968
Federal Home Loan Bank stock, at cost	4,739,000	4,692,400
Loans receivable, net	392,138,282	400,786,505
Loans held for sale	1,269,427	730,466
Accrued interest receivable	1,915,037	2,096,784
Foreclosed real estate	1,285,283	1,182,917
Premises and equipment, net	12,068,055	12,113,092
Rental real estate	2,302,772	2,358,688
Title plant	671,704	671,704
Deferred taxes	2,202,560	3,003,565
Bank-owned life insurance	5,417,592	5,293,871
Prepaid expenses and other assets	1,738,067	1,248,232

Total assets	$460,852,216	$473,297,836

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$331,224,258	$350,169,925
Borrowed funds	76,833,539	82,348,915
Advances from borrowers for taxes and insurance	1,814,385	1,923,758
Dividends payable	13,464	13,434
Accrued expenses and other liabilities	3,939,845	3,629,661

Total liabilities	413,825,491	438,085,693

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000 shares; at June 30, 2009 10,200 shares issued and outstanding; at December 31, 2008 none issued and outstanding)	10,109,541	-
Common stock ($.01 par value, authorized 15,500,000 shares; at June 30, 2009 1,346,448 shares issued and outstanding; at December 31, 2008, 1,343,448 shares issued and outstanding)	13,435	13,421
Additional paid-in capital	17,947,828	17,819,096
Retained earnings, substantially restricted	18,702,631	17,240,779
Accumulated other comprehensive income	253,290	138,847
Total stockholders' equity	47,026,725	35,212,143

Total liabilities and stockholders' equity	$460,852,216	$473,297,836

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Loans receivable	$6,000,127	$6,879,895	$12,185,344	$14,051,270
Securities and cash deposits	286,599	274,886	567,177	591,897
	6,286,726	7,154,781	12,752,521	14,643,167
Interest expense:
Deposits	1,786,240	2,743,649	3,855,796	5,835,300
Borrowed funds	888,844	1,150,932	1,887,281	2,352,917
	2,675,084	3,894,581	5,743,077	8,188,217

Net interest income	3,611,642	3,260,200	7,009,444	6,454,950

Provision for loan losses	610,000	160,000	770,000	220,000
Net interest income after provision for loan losses	3,001,642	3,100,200	6,239,444	6,234,950

Noninterest income:
Fees and service charges	1,079,992	1,113,156	2,019,687	2,123,659
Abstract fees	282,739	284,892	499,491	549,149
Mortgage banking income	331,994	150,150	646,737	311,049
Loan prepayment fees	199,512	-	212,166	4,631
Other income	395,506	355,755	766,745	619,403

Total noninterest income	2,289,743	1,903,953	4,144,826	3,607,891

Investment securities (losses), net:
Total other-than-temporary impairment losses	(23,343)	(1,959,911)	(23,343)	(1,959,911)
Portion of loss recognized in other comprehensive income (loss) before taxes	-	-	-	-
Net impairment losses recognized in earnings	(23,343)	(1,959,911)	(23,343)	(1,959,911)

Realized securities (losses), net	(9,602)	-	(19,944)	-

Total securities (losses), net	(32,945)	(1,959,911)	(43,287)	(1,959,911)

Noninterest expense:
Compensation and employee benefits	1,844,770	1,860,797	3,712,155	3,834,921
Premises and equipment	442,199	414,567	928,831	856,181
Data processing	199,739	243,402	408,412	486,284
FDIC insurance expense	373,185	21,573	472,404	32,235
Other expenses	1,048,035	1,094,813	2,332,721	2,169,109

Total noninterest expense	3,907,928	3,635,152	7,854,523	7,378,730

Income (loss) before income taxes	1,350,512	(590,910)	2,486,460	504,200

Provision for income taxes	456,100	365,900	810,400	657,500

Net income/(loss)	$894,412	$(956,810)	$1,676,060	$(153,300)

Preferred stock dividends and accretion of discount	$131,933	$-	$250,884	$-

Net income/(loss) available to common shareholders	$762,479	$(956,810)	$1,425,176	$(153,300)

Basic earnings (loss) per common share	$0.57	$(0.71)	$1.06	$(0.11)

Diluted earnings (loss) per common share	$0.57	$(0.71)	$1.06	$(0.11)

Dividends declared per common share	$0.01	$0.35	$0.02	$0.70

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2008
(Unaudited)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, January 1, 2008		$13,392	$17,686,444	$24,483,022	$(1,206,148)	$40,976,710
Comprehensive income:
Net (loss)	$(153,300)	-	-	(153,300)	-	(153,300)
Other comprehensive income, net of reclassification adjustment and tax	1,079,867	-	-	-	1,079,867	1,079,867
Total comprehensive income	$926,567
Dividends on common stock		-	-	(939,363)	-	(939,363)
Employee stock-based compensation		12	64,870	-	-	64,882
Issuance of 200 shares of common stock		2	4,538	-	-	4,540
Balance, June 30, 2008		$13,406	$17,755,852	$23,390,359	$(126,281)	$41,033,336

See Notes to Consolidated Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2009
(Unaudited)

	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, January 1, 2009		$-	$13,421	$17,819,096	$17,240,779	$138,847	$35,212,143
Comprehensive income:
Net income	$1,676,060	-	-	-	1,676,060	-	1,676,060
Other comprehensive income, net of reclassification adjustment and tax	114,443	-	-	-	-	114,443	114,443
Total comprehensive income	$1,790,503
Dividends on preferred stock		-	-	-	(178,500)	-	(178,500)
Dividends on common stock		-	-	-	(26,899)	-	(26,899)
Employee stock-based compensation		-	14	29,464	-	-	29,478
Issuance of preferred stock through the capital purchase program		10,200,000	-	-	-	-	10,200,000
Discount on preferred stock		(99,268)	-	99,268	-	-	-
Accretion of discount on preferred stock		8,809	-	-	(8,809)	-	-
Balance, June 30, 2009		$10,109,541	$13,435	$17,947,828	$18,702,631	$253,290	$47,026,725

See Notes to Consolidated Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,676,060	$(153,300)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	770,000	220,000
Depreciation	455,024	435,874
Amortization and accretion	229,595	36,582
Deferred taxes	732,924	(5,219)
Stock-based compensation	29,478	53,185
Excess tax benefit (expense) related to stock-based compensation	18,550	(2,268)
(Gain) on sale of foreclosed real estate and loans, net	(643,600)	(339,099)
Provision for impairment on investments	23,343	1,959,911
Loss on sale or disposal of equipment and other assets, net	62	-
Write-down of other real estate owned	84,463	267,090
Loss on sale of investments	19,944	-
Proceeds from sales of loans held-for-sale	50,556,224	26,116,575
Originations of loans held-for-sale	(50,448,448)	(25,249,812)
Change in assets and liabilities:
Accrued interest receivable	181,747	176,084
Prepaid expenses and other assets	(613,556)	(49,111)
Accrued expenses and other liabilities	310,184	394,831
Net cash provided by operating activities	3,381,994	3,861,323

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	21,207,738	36,902,186
Purchase of loans	(14,428,863)	(18,303,699)
Purchase of securities available-for-sale	(8,032,172)	(9,815,998)
Proceeds from sale of securities available-for-sale	582,000	-
Proceeds from maturities and calls of securities available-for-sale	3,468,824	962,419
Proceeds from redemption of Federal Home Loan Bank stock	-	459,900
Purchase of Federal Home Loan Bank stock	(46,600)	(157,000)
Purchase of premises, equipment and rental real estate	(354,133)	(242,041)
Proceeds from sale of premises and equipment	-	381
Net proceeds from sale of foreclosed real estate	708,075	1,983,884
Net cash provided by investing activities	3,104,869	11,790,032

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in deposits	(18,945,667)	(9,485,150)
Net (decrease) in advances from borrowers for taxes and insurance	(109,373)	(107,635)
Proceeds from other borrowed funds	9,500,000	8,500,000
Payments of other borrowed funds	(15,015,376)	(14,514,799)
Proceeds from issuance of common stock, preferred stock and common stock warrant	10,200,000	4,504
Excess tax benefit (expense) related to stock-based compensation	(18,550)	2,268
Common and preferred dividends paid	(205,369)	(938,312)
Net cash (used in) financing activities	(14,594,335)	(16,539,124)
Net (decrease) in cash	(8,107,472)	(887,769)

CASH AND DUE FROM BANKS
Beginning	16,281,644	12,526,707
Ending	$8,174,172	$11,638,938

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS-Continued
(Unaudited)

	Six Months Ended June 30,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$3,794,173	$6,140,390
Interest paid on borrowings	1,887,281	2,352,917
Income taxes	107,623	234,411

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$898,041	$2,427,100

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The consolidated condensed financial statements for the three and six month periods ended June 30, 2009 and 2008 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.           EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Income (loss) available to common stockholders is net income (loss) less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings (loss) per common share reflects the potential dilution that would occur if the Company’s outstanding stock options and warrant were exercised and converted into common stock and restricted stock was vested.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding warrants are exercised.  The incremental shares issuable upon exercise of the warrant, to the extent they would have been dilutive, are included in the denominator of the diluted earnings (loss) per common share calculation.  The calculation of earnings (loss) per common share and diluted earnings (loss) per common share for the three and six months ended June 30, 2009 and 2008 is presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009		2008	2009		2008
Basic earnings (loss) per common share:
Net Income (loss)	$894,412		$(956,810)	$1,676,060		$(153,300)
Preferred stock dividends and accretion of discount[1]	131,933		-	250,884		-
Net income (loss) available to common stockholders	$762,479		$(956,810)	$1,425,176		$(153,300)
Weighted average common shares outstanding – basic	1,342,210		1,339,390	1,341,184		1,338,619
Basic earnings (loss) per common share	$0.57		$(0.71)	$1.06		$(0.11)

Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	$762,479		$(956,810)	$1,425,176		$(153,300)
Weighted average common shares outstanding - basic	1,342,210		1,339,390	1,341,184		1,338,619
Effect of dilutive securities:
Stock Options	-	[3]	- [2]	-	[3]	- [2]
Restricted Stock	3,118		- [2]	3,208		- [2]
Common stock warrant[4]	-		-	-		-
Total diluted average common shares issued and outstanding	1,345,328		1,339,390	1,344,392		1,338,619
Diluted earnings (loss) per common share	$0.57		$(0.71)	$1.06		$(0.11)

1Preferred stock and the common stock warrant were issued on January 9, 2009, and therefore had no effect in 2008.
2For the 2008 periods, options to purchase 75,000 shares of common stock and restricted stock shares of 3,300 were not dilutive due to a net loss.
3For the 2009 periods, the stock options to purchase 67,400 shares of common stock were not dilutive due to the exercise price of all options exceeding the average closing price of the Company’s common stock.
4The average closing price of the Company’s common stock for the three and six months ended June 30, 2009, was $12.25 and $14.20, respectively.  This was less than the $15.43 exercise price of the common stock warrant to purchase 99,157 shares of common stock, therefore, the warrant was not dilutive.

3.           DIVIDENDS

On May 15, 2009, the Company paid an aggregate cash dividend of $127,500 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Department of the Treasury.  On May 29, 2009, the Company declared a cash dividend on its common stock, payable on July 3, 2009 to stockholders of record as of June 12, 2009.

4.           CURRENT ACCOUNTING DEVELOPMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Statement of Position FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than temporary impairment (“OTTI”) of a debt security into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss).  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 115-1/124-2 effective for the quarter ended June 30, 2009.  The adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”), if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 157-4 effective for the quarter ended June 30, 2009.  The adoption of this FSP did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ended June 15, 2009.  The Company adopted FSP FAS 107-1 and APB 28-1 effective for the quarter ending June 30, 2009.  The adoption of this FSP did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted this statement for the quarter ended June 30, 2009.  The Company evaluated events occurring subsequent to June 30, 2009 through August 12, 2009, the date the financial statements are being issued, and other than as set forth in note 10, did not identify any subsequent events requiring disclosure pursuant to the provisions of SFAS No. 165.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140,” to improve the reporting for the transfer of financial assets resulting from (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 166 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments of FASB Interpretation No. 46(R)” to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company will review the requirements of FASB No. 167 and comply with its requirements.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  Under the Statement, The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive release of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statement issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition”, paragraphs 38-76.  The Company does not expect that the adoption of the Codification will have a material impact on the Company’s consolidated financial statements.

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

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$6,286,726	$-	$6,286,726	$12,752,521	$-	$12,752,521
Interest expense	2,675,084	-	2,675,084	5,743,077	-	5,743,077
Net interest income	3,611,642	-	3,611,642	7,009,444	-	7,009,444
Provision for loan losses	610,000	-	610,000	770,000	-	770,000
Net interest income after provision for loan losses	3,001,642	-	3,001,642	6,239,444	-	6,239,444
Noninterest income	1,657,791	599,007	2,256,798	2,982,768	1,118,771	4,101,539
Noninterest expense	3,581,242	326,686	3,907,928	7,192,235	662,288	7,854,523
Income before income taxes	1,078,191	272,321	1,350,512	2,029,977	456,483	2,486,460
Provision for income taxes	412,500	43,600	456,100	752,200	58,200	810,400
Net income	$665,691	$228,721	$894,412	$1,277,777	$398,283	$1,676,060
Inter-segment revenue (expense)	$247,769	$(247,769)	$-	$442,963	$(442,963)	$-
Total assets	$457,621,881	$3,230,335	$460,852,216	$457,621,881	$3,230,335	$460,852,216
Total deposits	$331,224,258	$-	$331,224,258	$331,224,258	$-	$331,224,258

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$7,154,781	$-	$7,154,781	$14,643,167	$-	$14,643,167
Interest expense	3,894,581	-	3,894,581	8,188,217	-	8,188,217
Net interest income	3,260,200	-	3,260,200	6,454,950	-	6,454,950
Provision for loan losses	160,000	-	160,000	220,000	-	220,000
Net interest income after provision for loan losses	3,100,200	-	3,100,200	6,234,950	-	6,234,950
Noninterest income	(605,227)	549,269	(55,958)	577,504	1,070,476	1,647,980
Noninterest expense	3,322,988	312,164	3,635,152	6,751,869	626,861	7,378,730
Income/(loss) before income taxes	(828,015)	237,105	(590,910)	60,585	443,615	504,200
Provision for income taxes	331,500	34,400	365,900	595,500	62,000	657,500
Net income/(loss)	$(1,159,515)	$202,705	$(956,810)	$(534,915)	$381,615	$(153,300)
Inter-segment revenue (expense)	$200,129	$(200,129)	$-	$394,014	$(394,014)	$-
Total assets	$491,585,477	$3,439,338	$495,024,815	$491,585,477	$3,439,338	$495,024,815
Total deposits	$356,462,706	$-	$356,462,706	$356,462,706	$-	$356,462,706

6.	INVESTMENT INFORMATION

Securities available-for-sale as of June 30, 2009 was as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Equity securities:
Mutual fund	$686,652	$-	$-	$686,652

Debt securities:
State and local obligations	$2,503,363	$43,816	$(39,883)	$2,507,296
Mortgage-backed securities	21,764,981	436,757	(20,656)	22,181,082
U.S. Government agencies	1,571,297	-	(16,062)	1,555,235
	$25,839,641	$480,573	$(76,601)	$26,243,613
	$26,526,293	$480,573	$(76,601)	$26,930,265

Securities available-for-sale as of December 31, 2008 was as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Equity securities:
Mutual fund	$1,229,939	$-	$-	$1,229,939
FHLMC preferred stock	82,000	-	-	82,000
	1,311,939	-	-	1,311,939
Debt securities:
State and local obligations	1,743,349	31,876	(1,781)	1,772,444
Mortgage-backed securities	19,562,233	355,646	(164,294)	19,753,585
	21,304,582	387,522	(166,075)	21,526,029
	$22,616,521	$387,522	$(166,075)	$22,837,968

Gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009 and December 31, 2008, are summarized as follows:

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
State and local obligations	$1,564,487	$(39,883)	$-	$-	$1,564,487	$(39,883)
Mortgage-backed securities	3,655,310	(8,336)	1,369,182	(12,320)	5,024,492	(20,656)
U.S. Government agencies	1,555,235	(16,062)	-	-	1,555,235	(16,062)
	$6,775,032	$(64,281)	$1,369,182	$(12,320)	$8,144,214	$(76,601)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Debt securities:
State and local obligations	$413,219	$(1,781)	$-	$-	$413,219	$(1,781)
Mortgage-backed securities	3,443,676	(75,207)	1,626,411	(89,087)	5,070,087	(164,294)
	$3,856,895	$(76,988)	$1,626,411	$(89,087)	$5,483,306	$(166,075)

The unrealized losses for the above investment securities are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.  In addition, the Company has the ability to hold and intent not to sell these investment securities for a period of time sufficient to allow for an anticipated recovery.

The amortized cost and fair value of debt securities as of June 30, 2009 and December 31, 2008 by contractual maturity are shown below.  Certain securities have call features, which allow the issuer to call the security prior to maturity.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Debt Securities Available-for-Sale
	June 30, 2009		December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$355,000	$355,708	$382,669	$384,225
Due from one to five years	1,581,031	1,548,309	630,000	637,636
Due from five to ten years	1,078,993	1,110,074	729,680	750,583
Due over 10 years	1,059,636	1,048,440	-	-
Mortgage-backed securities	21,764,981	22,181,082	19,562,233	19,753,585
	$25,839,641	$26,243,613	$21,304,582	$21,526,029

The following is a summary of securities sold, excluding the sale of Federal Home Loan Bank (“FHLB”) stock:

	June 30, 2009		December 31, 2008
	Net Proceeds from Sale	Gain/(Loss)	Net Proceeds from Sale	Gain/(Loss)
Equity securities:
Mutual funds	$500,000	$(19,944)	$250,000	$(41,558)
FHLMC preferred stock	82,000	-	18,400	(77,300)
FNMA preferred stock	-	-	19,400	(51,800)
Other equity securities	-	-	9,850	-
	$582,000	$(19,944)	$297,650	$(170,658)

7.	OTHER COMPREHENSIVE INCOME (LOSS)

Under FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the reduction in fair value is recorded in other comprehensive income (loss).  The Company’s other component of other comprehensive income (loss) consists of the unrealized holding gains and losses on available for sale investment securities which are considered temporary in nature.

The components of other comprehensive income (loss), presented net of taxes for the six months ended June 30, 2009 and 2008, are as follows:

	Six Months Ended June 30,
	2009	2008
Net income (loss)	$1,676,060	$(153,300)
Other comprehensive income:
Securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding losses	(43,287)	(714,037)
Loss recognized in earnings	43,287	1,959,911
Net unrealized gain on securities with other-than-temporary impairment before tax expense	-	1,245,874
Tax expense	-	(23,266)
Net unrealized (losses) on securities with other-than-temporary impairment, net of tax in other comprehensive income (loss)	-	1,222,608
Other securities:
Unrealized holding gains (losses) arising during the period	182,524	(227,657)
Realized net (gains) losses recognized into net income (loss)	-	-
Net unrealized gains (losses) on other securities before tax (expense) benefit	182,524	(227,657)
Tax (expense) benefit	(68,081)	84,916
Net unrealized gains (losses) on other securities, net of tax in other comprehensive income (loss)	114,443	(142,741)
Other comprehensive income	$1,790,503	$926,567

8.           FAIR VALUE

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

3.	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Fair value measurements for items measured at fair value at June 30, 2009 included:

	Fair Value Measurements at Reporting Date Using
	($ in 000s)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total June 30, 2009
Description
Securities available-for-sale
State and local obligations	$-	$2,507	$-	$2,507
Mortgage-backed securities	-	22,181	-	22,181
U.S. Government agencies	-	1,555	-	1,555
Mutual funds	687	-	-	687
Total Securities available-for-sale	$687	$26,243	$_ -	$26,930

A portion of the securities available-for-sale portfolio is an equity security consisting of a mortgage bond mutual fund investment.  The fair values used by the Company are obtained from an independent pricing service, which represent quoted market prices for the identical securities (Level 1 inputs).

Securities available-for-sale (excluding equity securities) portfolio consists of mortgage-backed securities, government bonds, and municipal bond investments whereby the Company obtains fair values from an independent pricing service.  The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table presents the assets carried on the balance sheet by level with the SFAS No. 157 valuation hierarchy as of June 30, 2009:

	Fair Value Measurements at Reporting Date Using
	($ in 000s)
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Loans	$-	$-	$4,584	$4,584
Other real estate owned	$-	$-	$1,285	$1,285

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  Such collateral’s fair value is determined based on appraisals by qualified licensed appraisers hired by the Company, and/or management’s expertise and knowledge of the client and client’s business.

SFAS 107, “Disclosure about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below:

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash and due from banks:  The carrying amount of cash and due from banks represents the fair value.

Federal Home Loan Bank stock:  The fair value of this untraded stock is estimated at its carrying value because the Company is able to redeem the stock with the Federal Home Loan Bank at par value.

Loans held for sale:  Fair values are based on quoted market prices of similar loans sold on the secondary market.

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

Borrowed funds:  The fair value of borrowered funds is estimated based on discounted cash flows using currently available borrowering rates.

Accrued interest receivable and payable:  The fair values of both accrued interest receivable and payable are their carrying amounts.

Commitments to extend credit:  The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.  At June 30, 2009 and December 31, 2008 the carrying amount and fair value of the commitments were not significant.

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(nearest 000)		(nearest 000)
Financial assets:
Cash and due from banks	$8,174,172	$8,174,000	$16,281,644	$16,282,000
Securities	26,930,265	26,930,000	22,837,968	22,838,000
FHLB stock	4,739,000	4,739,000	4,692,400	4,692,000
Loans, net	392,138,282	398,601,000	400,786,505	401,837,000
Loans held for sale	1,269,427	1,269,000	730,466	730,000
Accrued interest receivable	1,915,037	1,915,000	2,096,784	2,097,000
Financial liabilities:
Deposits	331,224,258	334,792,000	350,169,925	354,654,000
Borrowed funds	76,833,539	79,500,000	82,348,915	85,411,000
Accrued interest payable	659,075	659,000	597,448	597,000

9.           RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders’ equity, to be consistent with the current period classification.

10.         SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 12, 2009, the date financial statements are filed with the Securities and Exchange Commission.  Through that date, there were no events requiring disclosure, except with respect to the settlement of the legal proceeding described further below.

On April 13, 2009, Haskell Homes, Inc., Guy M. Haskell and Klyn R. Haskell (collectively, the “Plaintiffs”) filed a complaint in the Fifth Judicial District Court for Washington County, State of Utah against the Bank, as successor in interest to ANB Financial N.A. (“ANB”), in connection with certain loans originally made by ANB to the Plaintiffs for the development of certain real estate located in Washington County, Utah (the “Property”).  The loans are secured by the Property.  Following ANB's failure in May 2008, the Bank became the sole holder of one of the loans.  The complaint included claims for damages in excess of $16 million and recoupment of certain amounts due under the loans as well as a temporary restraining order and/or preliminary injunction.  In connection with the filing of the complaint, the court granted a temporary restraining order to the Plaintiffs.  At a preliminary hearing, the Court dissolved the temporary restraining order because the Plaintiffs had not met the applicable standards.  On May 13, 2009, the Bank filed a notice of removal pursuant to which the case was removed to the U.S. District Court for the District of Utah.  On July 31, 2009, the Bank entered into a settlement agreement with the Plaintiffs pursuant to which the Plaintiffs agreed to dismiss the lawsuit with prejudice.  The settlement agreement provides that the Bank will accept a deed to the Property in lieu of foreclosure in satisfaction of the loans and related obligations.  The settlement agreement also provides that if a portion of the Property is sold to a buyer referred to the Bank by the Plaintiffs within a specified time frame, the Bank will pay a 10% commission to one of the Plaintiffs.  As of August 12, 2009, all actions required to effectuate the settlement were taken by the applicable parties and, following the acceptance of the dismissal documents with the court, this matter will be closed.

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

Executive Overview

The purpose of this summary is to provide an overview of the items management focuses on when evaluating the condition of the Company and its success in implementing its business and shareholder value strategies. The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and independent community oriented savings bank.  The Company’s shareholder value strategy has three major themes: (1) enhancing shareholders’ value; (2) making its retail banking franchise more valuable; and (3) efficiently utilizing its capital.

Management believes the following were important factors in the Company’s performance during the quarter ended June 30, 2009:

•
The credit crisis affecting the financial markets and residential housing that began in 2007 turned out to be just the flashpoint for a severe and prolonged recession.  While recently published economic data indicates that the current downturn may be easing, the recession continues to affect the Company, the Bank, and the financial industry generally, and it is not clear when or at what speed the recession will end.

•
The Company has taken significant steps to reduce the risk of additional loan losses.  During the quarter ended June 30, 2009 the Company increased its provision for loan losses to $610,000 compared to the $160,000 during the quarter ended June 30, 2008.  The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses can not be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•	The Company continues its focus on earnings through management of net interest margin, successfully increasing the margin to 3.31% as of June 30, 2009 from 2.80% as of June 30, 2008.

•
The Bank is required to pay significantly higher FDIC premiums during 2009 due to market developments that have depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits.  On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The FDIC may impose an additional special assessment of up to five basis points later in 2009.  Management believes this additional special assessment is probable, but the amount is uncertain.

•
The volume of originations of residential mortgages in the second quarter of 2009 doubled compared to the second quarter of 2008.  The successful growth of this line of business is due to the historically low interest rates which are allowing consumers to refinance existing mortgages in order to reduce their monthly costs.

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

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged off against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem credits.  On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors.  Qualitative factors include the general economic environment in the Company’s market area and the expected trend of those economic conditions.  To the extent that actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

Asset impairment judgments include evaluating the decline in fair value of available-for-sale securities below their cost.  Declines in fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability to hold and its intent not to sell its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

FINANCIAL CONDITION

Total assets decreased $12.4 million, or 2.6%, to $460.9 million at June 30, 2009, from $473.3 million at December 31, 2008.  The decrease in assets was primarily due to a decrease in cash and cash equivalents and net loans receivable, offset in part by an increase in securities available-for-sale.  Cash and cash equivalents decreased $8.1 million, or 49.8%, to $8.2 million at June 30, 2009, compared to $16.3 million at December 31, 2008.  The decrease in cash and cash equivalents was primarily due to a decrease in deposits and borrowed funds during the six months ended June 30, 2009.  The increase in securities available-for-sale was primarily due to the purchase of $8.0 million of securities for the six months ended June 30, 2009, offset in part by payments, maturities and sale of securities.

Net loans receivable decreased by $8.7 million, or 2.2%, to $392.1 million at June 31, 2009, from $400.8 million at December 31, 2008, primarily due to payments and prepayments of $61.0 million and loan sales of $49.9 million during the six months ended June 30, 2009. These payments, prepayments, and loan sales were offset in part by the origination of $68.4 million of first mortgage loans primarily secured by one-to four-family residences and commercial real estate, the origination of $21.3 million of consumer loans, and the purchase of $14.4 million of multifamily and commercial real estate loans during the six months ended June 30, 2009. The Company sells most fixed-rate residential loans originated with maturities of 15 years or more in the secondary mortgage market in order to reduce interest rate risk.

Deposits decreased $19.0 million, or 5.4%, to $331.2 million at June 30, 2009, from $350.2 million at December 31, 2008, primarily reflecting decreases in certificates of deposits and brokered deposits of $16.0 million and $11.6 million, respectively, offset in part by increases in NOW, money market and savings account balances of $4.5 million, $1.1 million and $3.0 million, respectively.  Borrowings, primarily FHLB advances, decreased $5.5 million, or 6.7%, to $76.8 million at June 30, 2009, from $82.3 million at December 31, 2008. This decrease is due to the normal repayment of borrowings due to calls or maturities.

Total stockholders’ equity increased $11.8 million, or 33.5%, to $47.0 million at June 30, 2009, from $35.2 million at December 31, 2008, primarily due to the sale of the Series A Preferred Stock and the Warrant to the Treasury through the Capital Purchase Program in January and earnings for the six months ended June 30, 2009.

The Office of Thrift Supervision (the “OTS”) requires the Bank to meet minimum tangible, leverage (core) and risk-based capital requirements.  As of June 30, 2009, the Bank exceeded all of its regulatory capital requirements.  The Bank’s required and actual capital levels as of June 30, 2009 and December 31, 2008 were as follows:

							To Be Well-Capitalized
				For Capital			Under Prompt Corrective
	Actual			Adequacy Purposes			Action Provisions
	Amount		Ratio	Amount		Ratio	Amount		Ratio
	(000’s	)		(000’s	)		(000’s	)
As of June 30, 2009:
Total Capital (to risk- weighted assets)	$46,668		14.0%	$26,592		8.0%	$33,241		10.0%
Tier I Capital (to risk- weighted assets)	42,885		12.9	13,296		4.0	19,944		6.0
Tier I (Core) Capital (to adjusted assets)	42,885		9.3	13,804		3.0	23,010		5.0
Tangible Capital (to adjusted assets)	42,885		9.3	6,903		1.5	-		-

As of December 31, 2008:
Total Capital (to risk- weighted assets)	$37,768		11.2%	$27,097		8.0%	$33,872		10.0%
Tier I Capital (to risk- weighted assets)	34,336		10.1	13,549		4.0	20,323		6.0
Tier I (Core) Capital (to adjusted assets)	34,336		7.3	14,187		3.0	23,646		5.0
Tangible Capital (to adjusted assets)	34,336		7.3	7,094		1.5	-		-

RESULTS OF OPERATIONS

Net Income (Loss).  Net income increased by $1.85 million to $894,000 for the quarter ended June 30, 2009, compared to a net loss of $(957,000) for the quarter ended June 30, 2008.  The increase in net income was primarily due to a decrease in other-than-temporary impairment on the investment portfolio and an increase in net interest income, offset in part by increases in provision for loan losses and FDIC insurance expense.

Net income increased by $1.83 million to $1.68 million for the six months ended June 30, 2009, compared to a net loss of $(153,000) for the six months ended June 30, 2008.  The increase in net income was primarily due to a decrease in other-than-temporary impairment on the investment portfolio and an increase in net interest income, offset in part by increases in provision for loan losses and FDIC insurance expense.

Net Interest Income.  Net interest income before provision for loan losses increased by $351,000, or 11%, to $3.61 million for the quarter ended June 30, 2009, from $3.26 million for the quarter ended June 30, 2008.  The increase was due to an increase in net interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) and a decrease in the average balance of interest-bearing liabilities, offset in part by a decrease in the average balance of interest-earning assets.  The interest rate spread increased to 3.07% for the quarter ended June 30, 2009, from 2.59% for the quarter ended June 30, 2008.  The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Net interest income before provision for loan losses increased by $554,000 to $7.01 million for the six months ended June 30, 2009, from $6.45 million for the six months ended June 30, 2008.  The increase is due to an increase in net interest rate spread and a decrease in the average balance of interest-bearing liabilities, offset in part by a decrease in the average balance of interest-earning assets.  The interest rate spread increased to 2.94% for the six months ended June 30, 2009, from 2.53% for the six months ended June 30, 2008. The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Interest Income.  Interest income decreased by $868,000, or 12%, to $6.29 million for the quarter ended June 30, 2009, compared to $7.15 million for the quarter ended June 30, 2008.  The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the yield on interest-earning assets.  The average balance of interest-earning assets decreased $29.0 million to $435.3 million for the quarter ended June 30, 2009, from $464.4 million for the quarter ended June 30, 2008.  The average yield on interest-earning assets decreased to 5.78% for the quarter ended June 30, 2009, from 6.16% for the quarter ended June 30, 2008, primarily due to a decrease in market rates on first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences and consumer loans.  The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans secured by one-to four-family real estate and commercial real estate, offset in part by an increase in the average balance of consumer loans, securities available-for-sale, and interest-bearing cash.  The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans offset in part by the origination and purchases of first mortgage loans secured by one-to four-family real estate and commercial real estate during the three months ended June 30, 2009.  The increase in the average balance of securities available-for-sale was primarily due to the purchases of securities available-for sale, offset in part by payments, maturities, and sale of securities.

Interest income decreased by $1.89 million, or 13%, to $12.75 million for the six months ended June 30, 2009, compared to $14.64 million for the six months ended June 30, 2008.  The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the yield on interest-earning assets.  The average balance of interest-earning assets decreased $29.2 million to $440.5 million for the six months ended June 30, 2009, from $469.7 million for the six months ended June 30, 2008.  The average yield on interest-earning assets decreased to 5.80% for the six months ended June 30, 2009, from 6.24% for the six months ended June 30, 2008, primarily due to a decrease in market rates on first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences and consumer loans.  The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans secured by one-to four-family real estate and commercial real estate, offset in part by an increase in the average balance of consumer loans, securities available-for-sale, and interest-bearing cash.  The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans, offset in part by the origination and purchases of first mortgage loans secured by one-to four-family real estate and commercial real estate during the six months ended June 30, 2009.  The increase in the average balance of securities available-for-sale was primarily due to the purchases of securities available-for sale, offset in part by payments, maturities, and sale of securities.

Interest Expense.  Interest expense decreased by $1.22 million, or 31%, to $2.68 million for the quarter ended June 30, 2009, compared to $3.89 million for the quarter ended June 30, 2008.  The decrease in interest expense was due to a decrease in the average balance of interest-bearing liabilities and a decrease in the cost of funds on interest-bearing liabilities. The average balance of interest-bearing liabilities decreased $41.0 million to $396.7 million for the quarter ended June 30, 2009, from $437.7 million for the quarter ended June 30, 2008.  The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds and certificates of deposit, offset in part by an increase in money market and savings account balances.  The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities.  The average cost of funds was 2.70% for the quarter ended June 30, 2009, compared to 3.57% for the quarter ended June 30, 2008.

Interest expense decreased by $2.45 million, or 30%, to $5.74 million for the six months ended June 30, 2009, compared to $8.19 million for the six months ended June 30, 2008.  The decrease in interest expense was due to a decrease in the average balance of interest-bearing liabilities and a decrease in the cost of funds on interest-bearing liabilities. The average balance of interest-bearing liabilities decreased $38.7 million to $404.1 million for the six months ended June 30, 2009, from $442.8 million for the six months ended June 30, 2008.  The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds and certificates of deposit, offset in part by an increase in NOW, money market and savings account balances.  The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities.  The average cost of funds was 2.87% for the six months ended June 30, 2009, compared to 3.71% for the six months ended June 30, 2008.

The following table sets forth certain information relating to the Company’s average balance sheets and reflects the average yield on assets and average cost of liabilities for the three and six months ended June 30, 2009 and 2008, respectively.

	For the Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$393,640	$6,000	6.10%	$437,069	$6,880	6.30%
Securities available-for-sale	30,497	282	3.70	22,998	255	4.44
Interest-bearing cash	11,210	5	0.16	4,301	20	1.84
Total interest-earning assets	435,347	$6,287	5.78%	464,368	$7,155	6.16%
Noninterest-earning assets	30,126			36,186
Total assets	$465,473			$500,554

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$98,828	$112	0.45%	$96,940	$223	0.92%
Savings	28,891	12	0.17	26,173	17	0.27
Certificates of deposit	196,968	1,662	3.38	223,321	2,504	4.50
Borrowed funds	72,041	889	4.95	91,312	1,151	5.06
Total interest-bearing liabilities	396,728	$2,675	2.70%	437,746	$3,895	3.57%
Noninterest-bearing liabilities	21,924			21,291
Total liabilities	418,652			459,037
Equity	46,821			41,517
Total liabilities and equity	$465,473			$500,554

Net interest income		$3,612			$3,260
Net interest rate spread			3.07%			2.59%
Net interest margin			3.31%			2.80%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.73%			106.08%

	For the Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Assets:
Interest-earning assets:
Loans	$398,807	$12,185	6.13%	$440,348	$14,051	6.38%
Securities available-for-sale	29,062	556	3.83	20,544	483	4.70
Interest-bearing cash	12,587	11	0.18	8,815	109	2.48
Total interest-earning assets	440,456	$12,752	5.80%	469,707	$14,643	6.24%
Noninterest-earning assets	31,625			36,057
Total assets	$472,081			$505,764

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$96,192	$249	0.52%	$94,220	$497	1.06%
Passbook savings	27,968	28	0.20	25,539	39	0.31
Certificates of deposit	203,391	3,579	3.55	229,725	5,299	4.63
Borrowed funds	76,546	1,887	4.97	93,322	2,353	5.06
Total interest-bearing liabilities	404,097	$5,743	2.87%	442,806	$8,188	3.71%
Noninterest-bearing liabilities	22,070			21,558
Total liabilities	426,167			464,364
Equity	45,914			41,400
Total liabilities and equity	$472,081			$505,764

Net interest income		$7,009			$6,455
Net interest rate spread			2.94%			2.53%
Net interest margin			3.18%			2.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.00%			106.08%

Provision for Loan Losses. The Company’s provision for loan losses was $610,000 and $160,000 for the quarters ended June 30, 2009 and 2008, respectively, representing a 281% increase.  The increase in provision for loan losses for the quarter ended June 30, 2009 compared to the same period in 2008 was higher as a result of continuing recessionary conditions negatively impacting the construction and real estate development, commercial real estate, and consumer sectors. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio.  The Company’s total loan portfolio decreased $31.0 million, or 7.2% from June 30, 2008 to June 30, 2009.  This decrease primarily consisted of decreases in loans secured by one-to four-family residential real estate of $21.3 and commercial real estate of $10.6.  Net charge-offs were $451,000 for the six months ended June 30, 2009, compared to $244,000 for the six months ended June 30, 2008.

The allowance for loan loss was $5.7 million at June 30, 2009, compared to $5.4 million at December 31, 2008.  The allowance for loan losses at June 30, 2009 was 1.43% of loans and 52.84% of nonperforming loans, compared to 1.32% of loans and 134.34% of nonperforming loans at December 31, 2008, and 1.38% of loans and 56.58% of nonperforming loans at March 31, 2009. Additions to the allowance for loan loss were due to a deterioration of economic conditions, downgrades in internal risk ratings, reductions in appraised values, and higher levels of charge-offs. Nonperforming loans were $10.78 million or 2.65% of total loans at June 30, 2009, compared to $8.02 million or 2.00% of total loans at December 31, 2008, and $9.59 million or 2.43% of total loans at March 31, 2009. Foreclosed real estate decreased to $1.29 million at June 30, 2009 from $2.77 million at June 30, 2008.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008, as well as common ratios related to the allowance for loan losses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
Balance at beginning of period	$5,425	$3,512	$1,913	$5,379	$3,487	$1,892
Charge-offs	(342)	(222)	(120)	(459)	(257)	(202)
Recoveries	5	13	(8)	8	13	(5)
Net charge-offs	(337)	(209)	(128)	(451)	(244)	(207)
Provision charged to operations	610	160	450	770	220	550
Balance at end of period	$5,698	$3,463	$2,235	$5,698	$3,463	$2,235

Average loans outstanding	$393,640	$437,069		$398,807	$440,348

Ratio of net charge-offs during the period to average loans outstanding	0.09%	0.05%		0.11%	0.06%
Ratio of allowance for loan losses to average loans outstanding	1.45%	0.79%		1.43%	0.79%

Management believes that the allowance for loan losses was adequate as of June 30, 2009.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.

Noninterest Income.  Total noninterest income increased by $400,000, or 21%, to $2.3 million for the quarter ended June 30, 2009, from $1.9 million for the quarter ended June 30, 2008.  The increase in noninterest income was primarily due to increases in mortgage banking income, loan prepayment fees and other income, offset in part by decreases in fees and service charges.  Mortgage banking income increased $182,000 for the quarter ended June 30, 2009 compared to the same period of 2008 due to an increase in loans originated for the secondary market.  During the quarter ended June 30, 2009, the Company recorded $200,000 in loan prepayments, compared to none for the quarter ended June 30, 2008.  Other income, which primarily includes annuity, securities, insurance sales, and other real estate owned net earnings, increased $40,000 for the quarter ended June 30, 2009 compared to the same period of 2008 primarily due to an increase in income from the sale of annuities and securities and a decrease in other real estate owned expenses.  Fees and service charges decreased $33,000 for the quarter ended June 30, 2009 compared to the same period of 2008 primarily due to a decrease in fees associated with checking accounts, including overdraft fees.

Total noninterest income increased by $500,000, or 14%, to $4.1 million for the six months ended June 30, 2009, compared to $3.6 million for the six months ended June 30, 2008.  The increase in noninterest income was primarily due to increases in mortgage banking income, loan prepayment fees and other income, offset in part by decreases in fees and service charges, and abstract fees.  Mortgage banking income increased $336,000 for the six months ended June 30, 2009 compared to the same period of 2008 due to an increase in loans originated for the secondary market.  During the six months ended June 30, 2009, the Company recorded $212,000 in loan prepayments, compared to $5,000 for the six months ended June 30, 2008.  Other income, which primarily includes annuity, securities, insurance sales, and other real estate owned net earnings, increased $147,000 for the six months ended June 30, 2009 compared to the same period of 2008 primarily due to an increase in income from the sale of annuities and a decrease in other real estate owned expenses.  Fees and service charges decreased $104,000 for the six months ended June 30, 2009 compared to the same period of 2008 primarily due to a decrease in fees associated with checking accounts, including overdraft fees.  Abstract fees decreased $50,000 for the six months ended June 30, 2009 compared to the same period of 2008.

Securities Losses.   Other-than-temporary impairment on investments decreased to $23,000 for the quarter ended June 30, 2009, compared to $1.96 million for the quarter ended June 30, 2008.  Loss on sale of investments increased by $10,000 for the quarter ended June 30, 2009 compared to the same period of 2008 due to the partial sale of a mortgage bond mutual fund investment.  Other-than-temporary impairment on investments decreased to $23,000 for the six months ended June 30, 2009, compared to $1.96 million for the six months ended June 30, 2008.  Loss on sale of investments increased by $20,000 for the six months ended June 30, 2009 compared to the same period of 2008 due to the partial sales of a mortgage bond mutual fund investment.

Noninterest Expense.  Total noninterest expense increased by $273,000, or 7.5%, to $3.91 million for the quarter ended June 30, 2009, from $3.64 million for the quarter ended June 30, 2008.  The increase in noninterest expense was primarily due to increases in FDIC insurance expense and premises and equipment, offset in part by decreases in salaries and employee benefits, data processing and other expenses. FDIC insurance expense increased $352,000 for the quarter ended June 30, 2009 compared to the same period of 2008 due to a $210,000 special assessment assessed by the FDIC on June 30, 2009.  The increase in premises and equipment of $28,000 was primarily due to increases in information technology enhancements and property taxes. Salaries and employee benefits expenses decreased as a result of a decrease in the number of full time equivalent employees, and data processing expenses decreased as a result of renewing a core processing contract at reduced rates.  Other expenses decreased $47,000 for the quarter ended June 30, 2009 compared to the same period of 2008 primarily due to a decrease in impairment on other real estate owned.  The Company’s efficiency ratio for the quarter ended June 30, 2009 and 2008 was 66.22% and 70.39%, respectively.  The Company’s ratio of noninterest expense to average assets for the quarters ended June 30, 2009 and 2008 was 3.36% and 2.90%, respectively.

Total noninterest expense increased by $476,000, or 6.5%, to $7.85 million for the six months ended June 30, 2009, from $7.38 million for the six months ended June 30, 2008.  The increase in noninterest expense was primarily due to increases in FDIC insurance expense, premises and equipment and other expenses, offset in part by decreases in salaries and employee benefits and data processing. FDIC insurance expense increased $440,000 for the six months ended June 30, 2009 compared to the same period of 2008 due to a special assessment assessed by the FDIC.  The increase in premises and equipment of $73,000 was primarily due to increases in information technology enhancements and property taxes. Other expenses increased $164,000 for the six months ended June 30, 2009 compared to the same period of 2008 primarily due to an increase in legal fees, audit and tax fees and other professional fees, offset in part by a decrease in impairment on other real estate owned.  Salaries and employee benefits expenses decreased as a result of a decrease in the number of full time equivalent employees, and data processing expenses decreased as a result of renewing a core processing contract at reduced rates.  The Company’s efficiency ratio for the six months ended June 30, 2009 and 2008 was 70.42% and 73.33%, respectively.  The Company’s ratio of noninterest expense to average assets for the six months ended June 30, 2009 and 2008 was 3.33% and 2.92%, respectively.

Income Taxes.  Provision for income taxes increased by $90,000, or 25% to $456,000 for the quarter ended June 30, 2009, compared to $366,000 for the quarter ended June 30, 2008.  The increase in income taxes was primarily due to the increase in the income before income taxes and an increase in the Company’s effective tax rate due to a decrease in tax exempt earnings primarily caused by the elimination of dividends on Fannie Mae and Freddie Mac preferred stock.  During the second quarter 2008, the Company recorded other-than-temporary impairments with minimal tax benefit.

Provision for income taxes increased by $153,000, or 23%, to $810,000 for the six months ended June 30, 2009, compared to $658,000 for the six months ended June 30, 2008.  The increase in income taxes was primarily due to the increase in the income before income taxes and an increase in the Company’s effective tax rate due to a decrease in tax exempt earnings primarily caused by the elimination of dividends on Fannie Mae and Freddie Mac preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, amortization and prepayment of loans, borrowings such as FHLB advances, brokered certificates of deposit, maturities of securities and other investments, and earnings and funds provided from operations.  During the first six months of 2009 and 2008, principal payments, prepayments, and proceeds from the sale of loans totaled $117.8 million and $97.6 million, respectively.  The net decrease in deposits during the first six months of 2009 and 2008 totaled $18.9 million and $9.5 million, respectively.  The proceeds from borrowed funds during the six months ended June 30, 2009 and 2008 totaled $9.5 million and $8.5 million.  During the first six months of 2009 and 2008, the proceeds from the maturities, calls and sales of securities totaled $4.1 million and $1.4 million, respectively.  Cash provided from operating activities during the first six months of 2009 and 2008 totaled $3.4 million and $3.9 million, respectively.  The Company’s primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities.  During the first six months of 2009 and 2008, the Company’s gross purchases and origination of loans totaled $104.1 million and $77.6 million, respectively.  The purchase of securities available-for-sale for the six months ended June 30, 2009 totaled $8.1 million compared to $10.0 million for the six months ended June 30, 2008. The repayment of borrowed funds during the first six months of 2009 and 2008 totaled $15.0 million and $14.5 million, respectively.  OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.  For additional information about cash flows from the Company’s operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included in Part I, Item 1 of this report.

On January 9, 2009, the Company completed the issuance of $10.2 million of our Series A Preferred Stock and the Warrant under the TARP-CPP. Although the Bank would have remained “well capitalized” without these funds, this new equity investment further increases the capacity to support economic activity and growth in each of the communities served by the Bank through responsible lending.

On January 5, 2009, the Company paid a quarterly cash dividend of $0.01 per share of common stock to its shareholders as of the close of business on December 15, 2008.  This dividend payment totaled $13,000.  On February 15, 2009, the Company paid an aggregate cash dividend of $51,000 on the Series A Preferred Stock.  On February 27, 2009, the Company declared a quarterly cash dividend of $0.01 per share, payable on April 3, 2009 to shareholders of record as of the close of business on March 13, 2009.  This dividend payment totaled $13,000.  On May 15, 2009, the Company paid an aggregate cash dividend of $127,500 on the Series A Preferred Stock.  On May 29, 2009, the Company declared a quarterly cash dividend of $0.01 per share, payable on July 3, 2009 to shareholders of record as of the close of business on June 12, 2009.  This dividend payment totaled $13,000.

During the second quarter of 2009, macro-economic conditions and the ongoing recession continued to impact liquidity and credit quality across the financial markets.  While the recession has impacted the local economies in which the Company operates and purchases out-of-state real estate loans, our liquidity position and capital resources remain strong and the Company anticipates that it will have sufficient funds to meet its current funding commitments.

MODIFICATION TO THE EMERGENCY ECONOMIC STABILIZATION ACT OF 2008

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) went into effect and amended certain provisions of EESA, including replacing Section 111 of EESA in its entirety.  The new Section 111 allows a participant in the TARP-CPP, such as the Company, to repay any assistance previously received pursuant to the TARP-CPP without regard to the source of replacement funds or any waiting period subject to consultation with the appropriate Federal banking agency.  In addition, the new Section 111 set forth in ARRA includes standards and requirements regarding executive compensation and corporate governance.  On June 10, 2009, Treasury issued an interim final rule implementing and providing guidance on the executive compensation and corporate governance provisions of EESA, as amended by ARRA. The regulations were published in the Federal Register on June 15, 2009.  In addition, on July 1, 2009, the SEC published a proposed amendment to the proxy rules which would implement the ARRA’s requirement that TARP-CPP participants provide a separate shareholder vote to approve the compensation of the company’s executives.  Together, the Treasury’s interim final rule and the SEC’s proposed rule do (or would, in the case of the SEC’s proposed rule) impose:

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

In light of the Treasury’s interim final rule and the SEC’s proposed rule, the Company intends to evaluate and amend any employment agreements, benefit plans and other arrangements, and take any other action necessary to ensure compliance with the applicable requirements.

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

No material changes in the Company’s off-statement of financial condition arrangements occurred during the six months ended June 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there has not been a material change in the Company’s market risk profile during the six months ended June 30, 2009.  Please see the Company’s 2008 Annual Report on Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Except for the proceedings described in Note 10 to the Notes to Consolidated Condensed Financial Statements which is incorporated herein by reference, the Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  While no assurance can be given regarding the outcome of these matters, based on information currently available, we believe that the resolution of these matters will not have a material adverse effect on our financial position or results of our future operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its 2009 Annual Meeting on May 5, 2009.  All proposals submitted to the stockholders at the meeting were approved.  The details and results of the voting on such proposals was included in the Company’s Form 10-Q for the period ended March 31, 2009 which was filed with the SEC on May 15, 2009.

Item 6.  Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	*
3.2	Bylaws of North Central Bancshares, Inc., as amended	(1)
3.3	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock	(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certificate of Chief Financial Officer	*

*	Filed herewith

(1)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(2)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH CENTRAL BANCSHARES, INC.

Date: August 12, 2009	BY:	/s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: August 12, 2009	BY:	/s/ Kyle C. Cook
Kyle C. Cook, Chief Financial Officer and Treasurer