Form 10-Q
period 2009-09-30
NORTH CENTRAL BANCSHARES INC
filed 2009-11-12
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2009
Common Stock, $.01 par value	1,346,448

NORTH CENTRAL BANCSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

Cash and due from banks:
Interest-bearing	$2,548,210	$6,563,494
Noninterest-bearing	9,217,624	9,718,150
Total cash and cash equivalents	11,765,834	16,281,644
Securities available-for-sale	25,142,249	22,837,968
Federal Home Loan Bank stock, at cost	4,739,000	4,692,400
Loans receivable, (net of allowance for loan loss of $5,956,743 and $5,379,155 respectively)	383,866,542	400,786,505
Loans held for sale	745,458	730,466
Accrued interest receivable	1,899,607	2,096,784
Foreclosed real estate	1,422,770	1,182,917
Premises and equipment, net	11,972,207	12,113,092
Rental real estate	2,273,997	2,358,688
Title plant	671,704	671,704
Deferred taxes	1,404,799	3,003,565
Bank-owned life insurance	5,481,738	5,293,871
Prepaid expenses and other assets	1,869,945	1,248,232

Total assets	$453,255,850	$473,297,836

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$328,751,602	$350,169,925
Borrowed funds	72,825,739	82,348,915
Advances from borrowers for taxes and insurance	861,619	1,923,758
Dividend payable	13,464	13,434
Accrued expenses and other liabilities	2,702,506	3,629,661

Total liabilities	405,154,930	438,085,693

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000
shares; at September 30, 2009 10,200 shares
issued and outstanding; at December 31, 2008
none issued and outstanding)	10,114,032	-
Common stock ($.01 par value, authorized 15,500,000
shares; at September 30, 2009 1,346,448 shares
issued and outstanding; at December 31, 2008,
1,343,448 shares issued and outstanding)	13,443	13,421
Additional paid-in capital	17,961,497	17,819,096
Retained earnings, substantially restricted	19,558,953	17,240,779
Accumulated other comprehensive gain	452,995	138,847

Total stockholders' equity	48,100,920	35,212,143

Total liabilities and stockholders' equity	$453,255,850	$473,297,836

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest income:
Loans receivable	$5,878,253	$6,698,254	$18,063,597	$20,749,524
Securities and cash deposits	279,356	267,728	846,533	859,625
	6,157,609	6,965,982	18,910,130	21,609,149

Interest expense:
Deposits	1,547,248	2,543,881	5,403,044	8,379,181
Borrowed funds	858,484	1,131,914	2,745,765	3,484,831
	2,405,732	3,675,795	8,148,809	11,864,012

Net interest income	3,751,877	3,290,187	10,761,321	9,745,137

Provision for loan losses	450,000	60,000	1,220,000	280,000
Net interest income after provision for loan losses	3,301,877	3,230,187	9,541,321	9,465,137

Noninterest income:
Fees and service charges	1,148,759	1,234,639	3,168,446	3,358,298
Abstract fees	223,456	238,737	722,947	787,886
Mortgage banking income	177,131	111,167	823,868	422,216
Loan prepayment fees	30,715	900	242,881	5,531
Other income	353,149	336,294	1,119,894	955,697

Total noninterest income	1,933,210	1,921,737	6,078,036	5,529,628

Investment securities gains (losses), net:
Total other-than-temporary impairment losses	-	(3,850,900)	(23,343)	(5,810,811)
Portion of loss recognized in other comprehensive income (loss) before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	(3,850,900)	(23,343)	(5,810,811)
Realized securities gains (losses), net	5,540	-	(14,404)	-
Total securities gains (losses), net	5,540	(3,850,900)	(37,747)	(5,810,811)

Noninterest expense:
Compensation and employee benefits	1,856,575	1,766,045	5,568,730	5,600,966
Premises and equipment	464,459	423,783	1,393,290	1,279,964
Data processing	185,959	229,002	594,371	715,286
FDIC insurance expense	143,544	72,940	615,948	105,175
Other expenses	1,075,213	1,064,178	3,407,934	3,233,287

Total noninterest expense	3,725,750	3,555,948	11,580,273	10,934,678

Income (loss) before income taxes	1,514,877	(2,254,924)	4,001,337	(1,750,724)

Provision for income taxes	513,100	495,000	1,323,500	1,152,500

Net income (loss)	$1,001,777	$(2,749,924)	$2,677,837	$(2,903,224)

Preferred stock dividends and accretion of discount	$131,991	$-	$382,875	$-

Net income (loss) available to common stockholders	$869,786	$(2,749,924)	$2,294,962	$(2,903,224)

Basic earnings (loss) per share	$0.65	$(2.05)	$1.71	$(2.17)

Dilluted earnings (loss) per share	$0.65	$(2.05)	$1.71	$(2.17)

Dividends declared per common share	$0.01	$0.01	$0.03	$0.71

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2008 and 2009
(Unaudited)

						Accumulated
				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income (Loss)	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2008		$-	$13,392	$17,686,444	$24,483,022	$(1,206,148)	$40,976,710
Comprehensive income (loss):
Net (loss)	$(2,903,224)		-	-	(2,903,224)	-	(2,903,224)
Other comprehensive income, net of
reclassification adjustment and tax (Note 7)	1,072,420		-	-	-	1,072,420	1,072,420
Total comprehensive (loss)	$(1,830,804)
Dividends on common stock			-	-	(952,798)	-	(952,798)
Employee stock-based compensation			20	96,792	-	-	96,812
Issuance of 200 shares of common stock			2	4,538	-	-	4,540
Balance, September 30, 2008		$-	$13,414	$17,787,774	$20,627,000	$(133,728)	$38,294,460

Balance, January 1, 2009		$-	$13,421	$17,819,096	$17,240,779	$138,847	$35,212,143
Comprehensive income:
Net income	$2,677,837	-	-	-	2,677,837		2,677,837
Other comprehensive income, net of
reclassification adjustment and tax (Note 7)	314,148	-	-	-	-	314,148	314,148
Total comprehensive income	$2,991,985
Dividends on preferred stock		-	-	-	(306,000)		(306,000)
Dividends on common stock		-	-	-	(40,363)		(40,363)
Employee stock-based compensation		-	22	43,133	-	-	43,155
Issuance of preferred stock through the capital purchase program		10,200,000	-	-	-	-	10,200,000
Discount on preferred stock		(99,268)	-	99,268	-	-	-
Accretion of discount on preferred stock		13,300	-	-	(13,300)		-
Balance, September 30, 2009		$10,114,032	$13,443	$17,961,497	$19,558,953	$452,995	$48,100,920

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,677,837	$(2,903,224)
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,220,000	280,000
Depreciation	675,338	649,141
Amortization and accretion	383,596	52,966
Deferred taxes	1,420,824	48,551
Stock-based compensation	43,155	85,115
Excess tax benefit (expense) related to stock-based compensation	18,550	(2,268)
(Gain) on sale of foreclosed real estate and loans, net	(823,694)	(528,586)
Provision for impairment of investments	23,343	5,810,811
Write-down of other real estate owned	118,963	359,696
Loss on sale or disposal of equipment and other assets, net	62	6,299
Loss on sale of investments	14,404	-
Proceeds from sales of loans held-for-sale	61,659,026	34,533,178
Originations of loans held-for-sale	(60,850,150)	(33,105,072)
Change in assets and liabilities:
Accrued interest receivable	197,177	201,175
Prepaid expenses and other assets	(706,638)	(251,235)
Accrued expenses and other liabilities	(920,599)	(134,659)

Net cash provided by operating activities	5,151,194	5,101,888

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	27,996,477	50,178,568
Purchase of loans	(14,428,954)	(18,473,872)
Purchase of securities available-for-sale	(8,032,172)	(10,800,499)
Proceeds from sale of securities available-for-sale	832,000	9,850
Proceeds from maturities and calls of securities available-for-sale	5,202,054	1,468,059
Proceeds from redemption of Federal Home Loan Bank stock	-	542,900
Purchase of Federal Home Loan Bank stock	(46,600)	(215,800)
Purchase of premises, equipment and rental real estate	(449,824)	(344,840)
Proceeds from sale of premises and equipment	-	381
Net proceeds from sale of foreclosed real estate	1,428,536	3,707,708

Net cash provided by investing activities	12,501,517	26,072,455

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) in deposits	(21,418,323)	(20,747,190)
Net (decrease) in advances from borrowers for taxes and insurance	(1,062,139)	(1,043,641)
Proceeds from other borrowed funds	8,500,000	11,500,000
Payments of other borrowed funds	(18,023,176)	(21,522,306)
Proceeds from issuance of common stock, preferred stock and common stock warrant	10,200,000	4,504
Excess tax benefit (expense) related to stock-based compensation	(18,550)	2,268
Common and preferred dividends paid	(346,333)	(1,408,344)

Net cash (used in) financing activities	(22,168,521)	(33,214,709)

Net (decrease) in cash	(4,515,810)	(2,040,366)

CASH AND DUE FROM BANKS
Beginning	16,281,644	12,526,707
Ending	$11,765,834	$10,486,341

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$5,500,837	$8,834,215
Interest paid on borrowings	2,745,765	3,484,831
Income taxes	48,162	719,509

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$1,804,082	$2,500,545

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The consolidated condensed financial statements for the three and nine month periods ended September 30, 2009 and 2008 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.           EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Income (loss) available to common stockholders is net income (loss) less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings (loss) per common share reflects the potential dilution that would occur if the Company’s outstanding stock options and warrant were exercised and converted into common stock and restricted stock was vested.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding warrants are exercised.  The incremental shares issuable upon exercise of the warrant, to the extent they would have been dilutive, are included in the denominator of the diluted earnings (loss) per common share calculation.  The calculation of earnings (loss) per common share and diluted earnings (loss) per common share for the three and nine months ended September 30, 2009 and 2008 is presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings (loss) per common share:
Net Income (loss)	$1,001,777	$(2,749,924)	$2,677,837	$(2,903,224)
Preferred stock dividends and accretion of discount[1]	131,991	-	382,875	-
Net income (loss) available to common stockholders	$869,786	$(2,749,924)	$2,294,962	$(2,903,224)
Weighted average common shares outstanding - basic	1,342,948	1,340,148	1,341,779	1,339,132
Basic earnings (loss) per common share	$0.65	$(2.05)	$1.71	$(2.17)

Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	869,786	(2,749,924)	2,294,962	(2,903,224)
Weighted average common shares outstanding – basic	1,342,948	1,340,148	1,341,779	1,339,132
Effect of dilutive securities:
Stock Options	223[3]	- [2]	74 [3]	- [2]
Restricted Stock	3,500	- [2]	3,307	- [2]
Common stock warrant[4]	-	-	-	-
Total diluted average common shares issued and outstanding	1,346,671	1,340,148	1,345,160	1,339,132
Diluted earnings (loss) per common share	$0.65	$(2.05)	$1.71	$(2.17)

1Preferred stock and the common stock warrant were issued on January 9, 2009, and therefore had no effect in 2008.
2For the 2008 periods, options to purchase 74,600 shares of common stock and restricted stock shares of 3,300 were not dilutive due to a net loss.
3For the 2009 periods, the stock options to purchase common stock totaled 67,400 shares. Of the total shares, only 2,200 were included in the calculation, representing average dilutive shares of 223 and 74 for the three and nine months periods ended September 30, 2009 respectively. The remaining shares were not dilutive due to the exercise price of the options exceeding the average closing price of the Company's common stock.
4The average closing price of the Company's common stock for the three and nine months ended September 30, 2009, was $15.09 and $13.37, respectively. This was less than $15.43 exercise price of the common stock warrant to purchase 99,157 shares of common stock, therefore, the warrant was not dilutive.

3.           DIVIDENDS

On August 15, 2009, the Company paid an aggregate cash dividend of $127,500 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Department of the Treasury.  On August 28, 2009, the Company declared a cash dividend on its common stock, payable on October 9, 2009 to stockholders of record as of September 18, 2009.

4.           CURRENT ACCOUNTING DEVELOPMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance on Other-Than-Temporary Impairments (“OTTI”).  This standard requires entities to separate an OTTI of a debt security into two components when there are credit-related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive income (loss).  The Company adopted this standard effective for the quarter ended June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance on Determining Fair Value.  Under this standard, if an entity determines there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly; the entity shall place little, if any weight on that transaction price as an indicator of fair value.  The Company adopted this standard effective for the quarter ended June 30, 2009.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance on Interim Disclosures about Fair Value of Financial Instruments.  This standard requires disclosures about fair value of financial instruments in interim and annual financial statements.  The Company adopted this standard effective for the quarter ended June 30, 2009.  The adoption of this standard did not have an impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued guidance on Subsequent Events.  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  The Company adopted this standard for the quarter ended June 30, 2009.

In June 2009, the FASB issued guidance on Accounting for Transfers of Financial Asset, to improve the reporting for the transfers of financial assets resulting from (1) practices that have developed that are not consistent with the original intent and key requirements of prior FASB guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This standard must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company does not expect the adoption of this standard will have a material impact on the Company’s consolidated financial statements.

On June 29, 2009, FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity of US GAAP.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards were superceded.  The Company adopted this pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s financial statements taken as a whole.

In August 2009, the FASB issued guidance on Fair Value Measurements which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.	A valuation technique that uses (a) the quoted price of an identical liability when traded as an asset or (b) quoted prices for similar liabilities or similar liabilities when traded as assets.
2.
Another valuation technique that is consistent with the principles of this standard.  Examples include an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the  identical liability or would receive to enter into the identical liability.

This standard is effective for financial statements issued for interim and annual periods ending after August 2009.  The Company adopted this standard effective for the quarter ended September 30, 2009.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements or its financial position or results of operations.

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

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$6,157,609	$-	$6,157,609	$18,910,130	$-	$18,910,130
Interest expense	2,405,732	-	2,405,732	8,148,809	-	8,148,809
Net interest income	3,751,877	-	3,751,877	10,761,321	-	10,761,321
Provision for loan losses	450,000	-	450,000	1,220,000	-	1,220,000
Net interest income after
provision for loan losses	3,301,877	-	3,301,877	9,541,321	-	9,541,321
Noninterest income	1,412,205	521,005	1,933,210	4,438,260	1,639,776	6,078,036
Securities gains (losses), net	5,540	-	5,540	(37,747)	-	(37,747)
Noninterest expense	3,402,384	323,366	3,725,750	10,594,619	985,654	11,580,273
Income before income taxes	1,317,238	197,639	1,514,877	3,347,215	654,122	4,001,337
Provision for income taxes	493,200	19,900	513,100	1,245,400	78,100	1,323,500
Net income	$824,038	$177,739	$1,001,777	$2,101,815	$576,022	$2,677,837
Inter-segment revenue (expense)	$221,023	$(221,023)	$-	$663,986	$(663,986)	$-
Total assets	$450,048,888	$3,206,962	$453,255,850	$450,048,888	$3,206,962	$453,255,850
Total deposits	$328,751,602	$-	$328,751,602	$328,751,602	$-	$328,751,602

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$6,965,982	$-	$6,965,982	$21,609,149	$-	$21,609,149
Interest expense	3,675,795	-	3,675,795	11,864,012	-	11,864,012
Net interest income	3,290,187	-	3,290,187	9,745,137	-	9,745,137
Provision for loan losses	60,000	-	60,000	280,000	-	280,000
Net interest income after
provision for loan losses	3,230,187	-	3,230,187	9,465,137	-	9,465,137
Noninterest income	1,431,562	490,175	1,921,737	3,968,977	1,560,651	5,529,628
Securities gains (losses), net	(3,850,900)	-	(3,850,900)	(5,810,811)	-	(5,810,811)
Noninterest expense	3,269,321	286,627	3,555,948	10,021,190	913,488	10,934,678
Income/(loss) before income taxes	(2,458,472)	203,548	(2,254,924)	(2,397,887)	647,163	(1,750,724)
Provision for income taxes	472,000	23,000	495,000	1,067,500	85,000	1,152,500
Net income/(loss)	$(2,930,472)	$180,548	$(2,749,924)	$(3,465,387)	$562,163	$(2,903,224)
Inter-segment revenue (expense)	$184,368	$(184,368)	$-	$578,382	$(578,382)	$-
Total assets	$471,700,426	$3,393,873	$475,094,299	$471,700,426	$3,393,873	$475,094,299
Total deposits	$345,200,666	$-	$345,200,666	$345,200,666	$-	$345,200,666

6.           INVESTMENT INFORMATION

Securities available-for-sale as of September 30, 2009 was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Equity securities:
Mutual fund	$442,193	$15,032	$-	$457,225

Debt securities:
State and local obligations	2,503,360	51,944	(740)	2,554,564
Mortgage-backed securities	19,921,474	662,596	(23,819)	20,560,251
U.S. Government agencies	1,561,685	9,266	(742)	1,570,209
	23,986,519	723,806	(25,301)	24,685,024
Total	$24,428,712	$738,838	$(25,301)	$25,142,249

Securities available-for-sale as of December 31, 2008 was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value
Equity securities:
Mutual fund	$1,229,939	$-	$-	$1,229,939
FHLMC preferred stock	82,000	-	-	82,000
	1,311,939	-	-	1,311,939

Debt securities:
State and local obligations	1,742,349	31,876	(1,781)	1,772,444
Mortgage-backed securities	19,562,233	355,646	(164,294)	19,753,585
	21,304,582	387,522	(166,075)	21,526,029
Total	$22,616,521	$387,522	$(166,075)	$22,837,968

Gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009 and December 31, 2008, are summarized as follows:
			September 30, 2009
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$224,260	$(740)	$-	$-	$224,260	$(740)
Mortgage-backed securities	1,772,019	(15,767)	1,214,718	(8,052)	2,986,737	(23,819)
U.S. Government agencies	507,397	(742)	-	-	507,397	(742)
Total	$2,503,676	$(17,249)	$1,214,718	$(8,052)	$3,718,394	$(25,301)

			December 31, 2008
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$413,219	$(1,781)	$-	$-	$413,219	$(1,781)
Mortgage-backed securities	3,443,676	(75,207)	1,626,411	(89,087)	5,070,087	(164,294)
Total	$3,856,895	$(76,988)	$1,626,411	$(89,087)	$5,483,306	$(166,075)

The unrealized losses for the above investment securities are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.  In addition, the Company has the intent not to sell these investment securities and/or it is not likely that the Company will be required to sell the securities before their anticipated recovery.

The amortized cost and fair value of debt securities as of September 30, 2009 and December 31, 2008 by contractual maturity are shown below.  Certain securities have call features, which allow the issuer to call the security prior to maturity.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary:
	Debt Securities Available-for-Sale
	September 30, 2009		December 31, 2008
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$355,000	$354,504	$382,669	$384,225
Due from one to five years	1,577,849	1,587,082	630,000	637,636
Due from five to ten years	1,078,651	1,120,376	729,680	750,583
Due over 10 years	1,053,545	1,062,811	-	-
Mortgage-backed securities	19,921,474	20,560,251	19,562,233	19,753,585
	$23,986,519	$24,685,024	$21,304,582	$21,526,029

The following is a summary of securities sold, excluding the sale of Federal Home Loan Bank (“FHLB”) stock:

	September 30, 2009		December 31, 2008
	Net Proceeds		Net Proceeds
	from Sale	Gain/(Loss)	from Sale	Gain/(Loss)
Equity securities:
Mutual funds	$750,000	$(14,404)	$250,000	$(41,558)
FHLMC preferred stock	82,000	-	18,400	(77,300)
FNMA preferred stock	-	-	19,400	(51,800)
Other equity securities	-	-	9,850	-
	$832,000	$(14,404)	$297,650	$(170,658)

7.           OTHER COMPREHENSIVE INCOME (LOSS)

Under FASB guidance on OTTI, credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the reduction in fair value is recorded in other comprehensive income (loss).  The Company’s other component of other comprehensive income (loss) consists of the unrealized holding gains and losses on available for sale investment securities which are considered temporary in nature.

The components of other comprehensive income (loss), presented net of taxes for the nine months ended September 30, 2009 and 2008, are as follows:

	Nine Months Ended September 30,
	2009	2008
Net income (loss)	$2,677,837	$(2,903,224)
Other comprehensive income:
Securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding losses	(37,747)	(4,721,880)
Loss recognized in earnings	37,747	5,810,811
Net unrealized gain on securities with other-than-temporary impairment before tax expense	-	1,088,931
Tax expense	-	35,274
Net unrealized (losses) on securities with other-than-temporary impairment, net of tax in other comprehensive income (loss)	-	1,124,205
Other securities:
Unrealized holding gains (losses) arising during the period	492,090	(82,591)
Realized net (gains) losses recognized into net income (loss)	-	-
Net unrealized gains (losses) on other securities before tax (expense) benefit	492,090	(82,591)
Tax (expense) benefit	(177,942)	30,806
Net unrealized gains (losses) on other securities, net of tax in other comprehensive income (loss)	314,148	(51,785)
Other comprehensive income (loss)	$2,991,985	$(1,830,804)

8.           FAIR VALUE

The Company measures the fair value of assets and liabilities using a hierarchy system consisting of three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Fair value measurements for items measured at fair value at September 30, 2009 included:

	Fair Value Measurements at Reporting Date
	($ in 000s)

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale
State and local obligations	$-	$2,555	$-	$2,555
Mortgage-backed securities	-	20,560	-	20,560
U.S. Government agencies	-	1,570	-	1,570
Mutual funds	457	-	-	457
Total securities available-for-sale	$457	$24,685	$-	$25,142

A portion of the securities available-for-sale portfolio is an equity security consisting of a mortgage bond mutual fund investment.  The fair values used by the Company are obtained from an independent pricing service, which represent quoted market prices for the identical securities (Level 1 inputs).

The securities available-for-sale (excluding equity securities) portfolio consists of mortgage-backed securities, government bonds, and municipal bond investments whereby the Company obtains fair values from an independent pricing service.  The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Certain assets are measured at fair value on a nonrecurring basis; that is, they are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  The following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at September 30, 2009:

	Fair Value Measurements at Reporting Date
	($ in 000s)

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Loans	$-	$-	$4,994	$4,994
Other real estate owned	$-	$-	$1,423	$1,423

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

Generally accepted accounting principles require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below:

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

Commitments to extend credit:  The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.  At September 30, 2009 and December 31, 2008 the carrying amount and fair value of the commitments were not significant.

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(nearest 000)		(nearest 000)
Financial assets:
Cash and due from banks	$11,765,834	$11,766,000	$16,281,644	$16,282,000
Securities	25,142,249	25,142,000	22,837,968	22,838,000
FHLB stock	4,739,000	4,739,000	4,692,400	4,692,000
Loans, net	383,866,542	387,300,000	400,786,505	401,837,000
Loans held for sale	745,458	745,000	730,466	730,000
Accrued interest receivable	1,899,607	1,900,000	2,096,784	2,097,000
Financial liabilities:
Deposits	328,751,602	331,793,000	350,169,925	354,654,000
Borrowed funds	72,825,739	75,875,000	82,348,915	85,411,000
Accrued interest payable	499,661	500,000	597,448	597,000

9.           RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders’ equity, to be consistent with the current period classification.

10.         SUBSEQUENT EVENTS

The Company evaluated events occurring subsequent to September 30, 2009 through November 12, 2009, the date the financial statements are being filed and did not identify any subsequent events requiring disclosure pursuant to the provisions of this standard.

Item 2.  Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries, including the Bank, that are subject to various factors which could cause actual results to differ materially from these estimates, including those set forth in Part I, Item 1A — Risk Factors of the Company’s 2008 Annual Report on Form 10-K and in Part II, Item 1A — Risk Factors of this Quarterly Report on Form 10-Q.  These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments.  The Company’s actual results may differ from the results discussed in the forward-looking statements.  The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking financial statements contained herein.

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

Management believes the following were important factors in the Company’s performance during the quarter ended September 30, 2009:

•
The credit crisis affecting the financial markets and residential housing that began in 2007 turned out to be just the flashpoint for a severe and prolonged recession.  While recently published economic data indicates that the current downturn may be easing, the current economic environment continues to affect the Company, the Bank, and the financial industry generally, and it is not clear when or at what speed the economy will recover.

•
The Company has taken significant steps to reduce the risk of additional loan losses.  During the quarter ended September 30, 2009 the Company increased its provision for loan losses to $450,000 compared to the $60,000 during the quarter ended September 30, 2008.  The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses can not be eliminated.  The Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•
Although the level of non-performing assets as a percentage of total assets increased to 3.01% as of September 30, 2009 from 1.95% as of December 31, 2008 the Company remains focused on credit quality and continues to take a pro-active approach to addressing and minimizing the financial impact of these assets.

•
The Company continues its focus on earnings through management of net interest margin, successfully increasing the margin to 3.51% for the three months ended September 30, 2009 from 2.90% for the three months ended September 30, 2008.

•
Net income of $1.00 million for the third quarter 2009 represents the Company’s third consecutive period of profitable results and the first period with earnings in excess of $1 million since the third quarter of 2007.

•	Capital remains strong with stockholders equity as a percentage of total assets increasing to 10.61% at September 30, 2009 from 10.20% at June 30, 2009.

•
The volume of originations of residential mortgages during the third quarter of 2009 has slowed from the highs during the second quarter 2009; however residential loan activity remains a significant focus of the Company. At September 30, 2009, the Company serviced $266 million in residential loans, which is the largest amount of residential loans serviced by the Company to date.

•
The bank has paid significantly higher FDIC premiums during 2009 due to market developments that have depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. Further, the FDIC has adopted a new rule that requires all institutions to prepay, on December 30, 2009, estimated assessments for the fourth quarter of 2009 (typically paid one quarter in arrears), and for all of 2010, 2011, and 2012. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 would be used for 2010. That rate would be increased by 3 basis points for 2011 and 2012 assessments. The prepayment calculation would also assume a 5 percent annual growth rate through the end of 2012.The expense of FDIC premiums continues to be a focus of the industry and the Company.

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

Asset impairment judgments include evaluating the decline in fair value of available-for-sale securities below their cost.  Declines in fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the security or whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery.

FINANCIAL CONDITION

Total assets decreased $20.0 million, or 4.2%, to $453.3 million at September 30, 2009, from $473.3 million at December 31, 2008.  The decrease in assets was primarily due to a decrease in cash and cash equivalents and net loans receivable, offset in part by an increase in securities available-for-sale.  Cash and cash equivalents decreased $4.5 million, or 27.7%, to $11.8 million at September 30, 2009, compared to $16.3 million at December 31, 2008.  The decrease in cash and cash equivalents was primarily due to a decrease in deposits and borrowed funds during the nine months ended September 30, 2009.  The increase in securities available-for-sale was primarily due to the purchase of $8.0 million of securities for the nine months ended September 30, 2009, offset in part by payments, maturities and the sale of securities.

Net loans receivable decreased by $16.9 million, or 4.2%, to $383.9 million at September 30, 2009, from $400.8 million at December 31, 2008, primarily due to payments and prepayments of $84.0 million and loan sales of $60.8 million during the nine months ended September 30, 2009. These payments, prepayments, and loan sales were offset in part by the origination of $86.9 million of first mortgage loans primarily secured by one-to four-family residences and commercial real estate, the origination of $30.1 million of consumer loans, and the purchase of $14.4 million of multifamily and commercial real estate loans during the nine months ended September 30, 2009. The Company sells most fixed-rate residential loans originated with maturities of 15 years or more in the secondary mortgage market in order to reduce interest rate risk.

Deposits decreased $21.4 million, or 6.1%, to $328.8 million at September 30, 2009, from $350.2 million at December 31, 2008, primarily reflecting decreases in certificates of deposits and brokered deposits of $20.5 million and $15.6 million, respectively, offset in part by increases in NOW, money market, and savings account balances of $1.4 million, $9.4 million and $3.0 million, respectively.  The decrease in certificates of deposits and brokered deposits were primarily due to relationship pricing considerations including a strategic focus on other types of deposits and plans to reduce utilization of brokered deposits.  Borrowings, primarily FHLB advances, decreased $9.5 million, or 11.6%, to $72.8 million at September 30, 2009, from $82.3 million at December 31, 2008. This decrease is due to the normal repayment of borrowings due to calls or maturities.

Total stockholders’ equity increased $12.9 million, or 36.6%, to $48.1 million at September 30, 2009, from $35.2 million at December 31, 2008, primarily due to the sale of the Series A Preferred Stock and the Warrant to the Treasury through the Capital Purchase Program in January and earnings for the nine months ended September 30, 2009.

The Office of Thrift Supervision (the “OTS”) requires the Bank to meet minimum tangible, leverage (core) and risk-based capital requirements.  As of September 30, 2009, the Bank exceeded all of its regulatory capital requirements.  The Bank’s required and actual capital levels as of September 30, 2009 and December 31, 2008 were as follows:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000’s)		(000’s)		(000’s)
As of September 30, 2009:
Total Capital (to risk-weighted assets)	$47,977	14.6%	$26,223	8.0%	$32,779	10.0%
Tier I Capital (to risk-weighted assets)	43,909	13.4	13,112	4.0	19,667	6.0
Tier I (Core) Capital (to adjusted assets)	43,909	9.7	13,572	3.0	22,620	5.0
Tangible Capital (to adjusted assets)	43,909	9.7	6,786	1.5	-	-

As of December 31, 2008:
Total Capital (to risk-weighted assets)	$37,768	11.2%	$27,097	8.0%	$33,872	10.0%
Tier I Capital (to risk-weighted assets)	34,336	10.1	13,549	4.0	20,323	6.0
Tier I (Core) Capital (to adjusted assets)	34,336	7.3	14,187	3.0	23,646	5.0
Tangible Capital (to adjusted assets)	34,336	7.3	7,094	1.5	-	-

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2009, compared with the same periods in 2008.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	Change %	2009	2008	Change	Change %
Net income (loss)	$1,001,777	$(2,749,924)	$3,751,701	136.4%	$2,677,837	$(2,903,224)	$5,581,061	192.2%

Average assets	454,626,835	489,868,443	(35,241,608)	-7.19%	466,262,878	500,465,785	(34,202,907)	-6.83%
Average stockholders equity	47,616,182	40,405,982	7,210,200	17.84%	46,481,104	41,068,757	5,412,347	13.18%

Return on assets	0.88%	-2.25%	3.13%		0.77%	-0.77%	1.54%

Return on equity	8.42%	-27.22%	35.64%		7.68%	-9.43%	17.11%

Efficiency ratio	65.54%	68.23%	-2.69%		68.77%	71.59%	-2.82%

Definitions of ratios:

Return on assets - annualized net income (loss) divided by average assets.
Return on equity - annualized net income (loss) divided by average stockholders equity.
Efficiency ratio - noninterest expense divided by the sum of noninterest income plus net interest income.

Net Income (Loss).  Net income increased by $3.75 million to $1.00 million for the quarter ended September 30, 2009, compared to a net loss of $(2.75) million for the quarter ended September 30, 2008.  The increase in net income was primarily due to a decrease in OTTI on the investment portfolio and an increase in net interest income, offset in part by an increase in provision for loan losses.

Net income increased by $5.58 million to $2.68 million for the nine months ended September 30, 2009, compared to a net loss of $(2.90) million for the nine months ended September 30, 2008.  The increase in net income was primarily due to a decrease in OTTI on the investment portfolio and an increase in net interest income, offset in part by increases in provision for loan losses and FDIC insurance expense.

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of interest-earning asset or interest-bearing liabilitities.

Data for the three months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2009	2008	Change	Change-%	2009	2008	Change	Change-%	2009	2008	Change
Assets:
Interest-earning assets:
Loans	393,574,174	423,848,385	(30,274,211)	-7.14%	5,878,253	6,698,254	(820,001)	-12.24%	5.94%	6.29%	-0.35%
Securities available-for-sale	30,350,837	25,006,219	5,344,618	21.37%	278,328	245,205	33,123	13.51%	3.67%	3.92%	-0.25%
Interest-bearing cash	2,256,241	4,742,581	(2,486,340)	-52.43%	1,028	22,523	(21,495)	-95.44%	0.18%	1.88%	-1.70%
Total interest-earning assets	426,181,252	453,597,185	(27,415,933)	-6.04%	6,157,609	6,965,982	(808,373)	-11.60%	5.75%	6.12%	-0.37%
Noninterest-earning assets	28,445,583	36,271,258	(7,825,675)	-21.58%
Total assets	454,626,835	489,868,443	(35,241,608)	-7.19%

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	96,197,168	93,732,533	2,464,635	2.63%	102,516	213,173	(110,657)	-51.91%	0.42%	0.90%	-0.48%
Savings	29,270,643	25,794,547	3,476,096	13.48%	13,051	17,380	(4,329)	-24.91%	0.18%	0.27%	-0.09%
Certificates of Deposit	184,351,601	217,427,520	(33,075,919)	-15.21%	1,431,681	2,313,328	(881,647)	-38.11%	3.08%	4.22%	-1.14%
Borrowed funds	74,751,576	89,655,328	(14,903,752)	-16.62%	858,484	1,131,914	(273,430)	-24.16%	4.56%	5.01%	-0.45%
Total interest-bearing liabilities	384,570,988	426,609,928	(42,038,940)	-9.85%	2,405,732	3,675,795	(1,270,063)	-34.55%	2.48%	3.42%	-0.94%
Noninterest-bearing liabilities	22,439,665	22,852,533	(412,868)	-1.81%
Total liabilities	407,010,653	449,462,461	(42,451,808)	-9.45%
Equity	47,616,182	40,405,982	7,210,200	17.84%
Total liabilities and equity	454,626,835	489,868,443	(35,241,608)	-7.19%

Net interest income					3,751,877	3,290,187	461,690	14.03%

Net interest rate spread									3.27%	2.70%	0.57%
Net interest margin									3.51%	2.90%	0.61%

Ratio of average interest-earnings assets to average interest-bearing liabilities	110.82%	106.33%

Data for the nine months ended September 30:

	Average Balance				Interest Income/Expense				Yield/Rate
	2009	2008	Change	Change-%	2009	2008	Change	Change-%	2009	2008	Change
Assets:
Interest-earning assets:
Loans	397,062,355	434,848,012	(37,785,657)	-8.69%	18,063,597	20,749,524	(2,685,927)	-12.94%	6.07%	6.35%	-0.28%
Securities available-for-sale	29,491,626	22,031,482	7,460,144	33.86%	834,535	727,931	106,604	14.64%	3.77%	4.41%	-0.64%
Interest-bearing cash	9,143,607	7,457,322	1,686,285	22.61%	11,998	131,694	(119,696)	-90.89%	0.18%	2.35%	-2.17%
Total interest-earning assets	435,697,588	464,336,816	(28,639,228)	-6.17%	18,910,130	21,609,149	(2,699,019)	-12.49%	5.79%	6.19%	-0.40%
Noninterest-earning assets	30,565,290	36,128,969	(5,563,679)	-15.40%
Total assets	466,262,878	500,465,785	(34,202,907)	-6.83%

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	96,193,724	94,057,285	2,136,439	2.27%	351,034	710,050	(359,016)	-50.56%	0.49%	1.01%	-0.52%
Savings	28,402,468	25,624,128	2,778,340	10.84%	41,472	56,662	(15,190)	-26.81%	0.20%	0.29%	-0.09%
Certificates of Deposit	197,044,223	225,625,846	(28,581,623)	-12.67%	5,010,538	7,612,469	(2,601,931)	-34.18%	3.40%	4.49%	-1.09%
Borrowed funds	75,948,164	92,099,854	(16,151,690)	-17.54%	2,745,765	3,484,831	(739,066)	-21.21%	4.83%	5.04%	-0.21%
Total interest-bearing liabilities	397,588,579	437,407,113	(39,818,534)	-9.10%	8,148,809	11,864,012	(3,715,203)	-31.31%	2.74%	3.61%	-0.87%
Noninterest-bearing liabilities	22,193,195	21,989,915	203,280	0.92%
Total liabilities	419,781,774	459,397,028	(39,615,254)	-8.62%
Equity	46,481,104	41,068,757	5,412,347	13.18%
Total liabilities and equity	466,262,878	500,465,785	(34,202,907)	-6.83%

Net interest income					10,761,321	9,745,137	1,016,184	10.43%

Net interest rate spread									3.05%	2.58%	0.47%
Net interest margin									3.29%	2.79%	0.50%

Ratio of average interest-earnings assets to average interest-bearing liabilities	109.59%	106.16%

Net Interest Income.  Net interest income before provision for loan losses increased by $462,000, or 14.0%, to $3.75 million for the quarter ended September 30, 2009, from $3.29 million for the quarter ended September 30, 2008.  The increase was due to an increase in net interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) and a decrease in the average balance of interest-bearing liabilities, offset in part by a decrease in the average balance of interest-earning assets.  The interest rate spread increased to 3.27% for the quarter ended September 30, 2009, from 2.70% for the quarter ended September 30, 2008.  The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Net interest income before provision for loan losses increased by $1.02 million, or 10.3%, to $10.76 million for the nine months ended September 30, 2009, from $9.75 million for the nine months ended September 30, 2008.  The increase was due to an increase in net interest rate spread and a decrease in the average balance of interest-bearing liabilities, offset in part by a decrease in the average balance of interest-earning assets.  The interest rate spread increased to 3.05% for the nine months ended September 30, 2009, from 2.58% for the nine months ended September 30, 2008. The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Interest Income.  Interest income decreased by $808,000, or 11.6%, to $6.16 million for the quarter ended September 30, 2009, compared to $6.97 million for the quarter ended September 30, 2008.  The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the yield on interest-earning assets.  The average balance of interest-earning assets decreased $27.4 million to $426.2 million for the quarter ended September 30, 2009, from $453.6 million for the quarter ended September 30, 2008.  The average yield on interest-earning assets decreased to 5.75% for the quarter ended September 30, 2009, from 6.12% for the quarter ended September 30, 2008, primarily due to a decrease in market rates on first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences and consumer loans.  The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans secured by one-to four-family real estate and commercial real estate, consumer loans and interest-bearing cash, offset in part by an increase in the average balance of multifamily residences and securities available-for-sale.  The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans offset in part by the origination and purchases of first mortgage loans secured by one-to four-family real estate and commercial real estate during the three months ended September 30, 2009.  The increase in the average balance of securities available-for-sale was primarily due to the purchases of securities available-for sale, offset in part by payments, maturities, and sale of securities.

Interest income decreased by $2.7 million, or 12.5%, to $18.91 million for the nine months ended September 30, 2009, compared to $21.61 million for the nine months ended September 30, 2008.  The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the yield on interest-earning assets.  The average balance of interest-earning assets decreased $28.6 million to $435.7 million for the nine months ended September 30, 2009, from $464.3 million for the nine months ended September 30, 2008.  The average yield on interest-earning assets decreased to 5.79% for the nine months ended September 30, 2009, from 6.19% for the nine months ended September 30, 2008, primarily due to a decrease in market rates on first mortgage loans secured by one-to four-family real estate, commercial real estate, and multifamily residences, consumer loans, securities available-for sale and interest-bearing cash.  The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans secured by one-to four-family real estate and commercial real estate and multifamily residences, offset in part by an increase in the average balance of consumer loans, securities available-for-sale, and interest-bearing cash.  The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans, offset in part by the origination and purchases of first mortgage loans secured by one-to four-family real estate and commercial real estate during the nine months ended September 30, 2009.  The increase in the average balance of securities available-for-sale was primarily due to the purchases of securities available-for sale, offset in part by payments, maturities, and sale of securities.

Interest Expense.  Interest expense decreased by $1.27 million, or 34.6%, to $2.41 million for the quarter ended September 30, 2009, compared to $3.68 million for the quarter ended September 30, 2008.  The decrease in interest expense was due to a decrease in the average balance of interest-bearing liabilities and a decrease in the cost of funds on interest-bearing liabilities. The average balance of interest-bearing liabilities decreased $42.0 million to $384.6 million for the quarter ended September 30, 2009, from $426.6 million for the quarter ended September 30, 2008.  The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds and certificates of deposit, offset in part by an increase in NOW and savings account balances.  The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities.  The average cost of funds was 2.48% for the quarter ended September 30, 2009, compared to 3.42% for the quarter ended September 30, 2008.

Interest expense decreased by $3.72 million, or 31.3%, to $8.15 million for the nine months ended September 30, 2009, compared to $11.86 million for the nine months ended September 30, 2008.  The decrease in interest expense was due to a decrease in the average balance of interest-bearing liabilities and a decrease in the cost of funds on interest-bearing liabilities. The average balance of interest-bearing liabilities decreased $39.8 million to $397.6 million for the nine months ended September 30, 2009, from $437.4 million for the nine months ended September 30, 2008.  The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds and certificates of deposit, offset in part by an increase in NOW, money market and savings account balances.  The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities.  The average cost of funds was 2.74% for the nine months ended September 30, 2009, compared to 3.61% for the nine months ended September 30, 2008.

Provision for Loan Losses. The Company’s provision for loan losses was $450,000 and $60,000 for the quarters ended September 30, 2009 and 2008, respectively, representing an increase of $390,000, or 650%.  The Company’s provision for loan losses was $1,220,000 and $280,000 for the nine months ended September 30, 2009 and 2008, respectively.  The increase in provision for loan losses for the 2009 periods compared to the same periods in 2008 was higher as a result of continuing recessionary conditions negatively impacting the construction and real estate development, commercial real estate, and consumer sectors. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio.  The Company’s total loan portfolio decreased $25.5 million, or 6.1% from September 30, 2008 to September 30, 2009.  This decrease primarily consisted of decreases in loans secured by one-to four-family residential real estate of $20.5 million and commercial real estate of $8.8 million.  Net charge-offs were $642,000 for the nine months ended September 30, 2009, compared to $294,000 for the nine months ended September 30, 2008.

The following table provides information regarding nonaccrual loans and nonperforming assets as of the dates indicated.

Nonaccrual loans and nonperforming assets as of:

	September 30	December 31
	2009	2008
	(Dollars in thousands)

First mortgage loans:
One- to four-family residential	$1,062	$915
Multifamily and commercial properties	9,902	2,885
Consumer loans	508	204
Total nonaccrual loans	11,472	4,004

90 days past due loans (still accruing interest)	-	1,071
Other nonperforming loans	664	2,941
Total foreclosed real estate	1,423	1,183
Other nonperforming assets	65	12
Total nonperforming assets	$13,624	$9,211

Total nonaccrual loans to net loans receivable	2.99%	1.00%
Total nonaccrual loans to total assets	2.53%	0.85%
Total nonperforming assets to total assets	3.01%	1.95%

The allowance for loan loss was $6.0 million at September 30, 2009, compared to $5.4 million at December 31, 2008.  The allowance for loan losses at September 30, 2009 was 1.52% of loans and 49.08% of nonperforming loans, compared to 1.32% of loans and 67.10% of nonperforming loans at December 31, 2008, and 1.43% of loans and 52.84% of nonperforming loans at June 30, 2009. Additions to the allowance for loan loss were due to a deterioration of economic conditions, downgrades in internal risk ratings, primarily in certain land and land development loans, reductions in appraised values, and higher levels of charge-offs.  Nonperforming loans were $12.14 million, or 3.10% of total loans, at September 30, 2009, compared to $8.02 million, or 1.97% of total loans, at December 31, 2008, and $10.78 million or 2.70% of total loans at June 30, 2009. Foreclosed real estate increased to $1.42 million at September 30, 2009 from $1.11 million at September 30, 2008.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008, as well as other common ratios related to the allowance for loan losses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
Balance at beginning of period	$5,698	$3,463	$2,235	$5,379	$3,487	$1,892
Charge-offs	(199)	(53)	$(146)	(658)	(309)	$(349)
Recoveries	8	3	$5	16	15	$1
Net charge-offs	(191)	(50)	$(141)	(642)	(294)	$(348)
Provision charged to operations	450	60	390	1,220	280	940
Balance at end of period	$5,957	$3,473	$2,484	$5,957	$3,473	$2,484

Average loans outstanding	$393,574	$423,848		$397,062	$434,848

Ratio of net charge-offs during the period to average loans outstanding	0.05%	0.01%		0.16%	0.07%
Ratio of allowance for loan losses to average loans outstanding	1.51%	0.82%		1.50%	0.80%

Management believes that the allowance for loan losses was adequate as of September 30, 2009.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.

The following table shows the changes in the noninterest income categories shown in the Consolidated Condensed Statements of Income for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	Change %	2009	2008	Change	Change %
Noninterest income:
Fees and service charges	1,148,759	1,234,639	(85,880)	-7.0%	3,168,446	3,358,298	(189,852)	-5.7%
Abstract fees	223,456	238,737	(15,281)	-6.4%	722,947	787,886	(64,939)	-8.2%
Mortgage banking income	177,131	111,167	65,964	59.3%	823,868	422,216	401,652	95.1%
Loan prepayment fees	30,715	900	29,815	3312.8%	242,881	5,531	237,350	4291.3%
Other income:
Increase in CSV - BOLI	64,146	64,514	(368)	-0.6%	187,867	188,497	(630)	-0.3%
Investment and Insurance sales	199,143	153,339	45,804	29.9%	626,683	478,142	148,541	31.1%
Foreclosured real estate net earnings	(39,099)	(10,323)	(28,776)	278.8%	(64,385)	(109,807)	45,422	-41.4%
Rental income	125,734	121,814	3,920	3.2%	360,194	361,789	(1,595)	-0.4%
All other	3,225	6,950	(3,725)	-53.6%	9,535	37,076	(27,541)	-74.3%
Total other income	353,149	336,294	16,855	5.0%	1,119,894	955,697	164,197	17.2%

Total noninterest income	1,933,210	1,921,737	11,473	0.6%	6,078,036	5,529,628	548,408	9.9%

Noninterest Income.  Total noninterest income increased by $11,000, or 0.6%, to $1.93 million for the quarter ended September 30, 2009, from $1.92 million for the quarter ended September 30, 2008.  The increase in noninterest income was primarily due to increases in mortgage banking income, loan prepayment fees and other income, offset in part by decreases in fees and service charges and abstract fees.  Mortgage banking income increased $66,000 for the quarter ended September 30, 2009 compared to the same period of 2008 due to an increase in loans originated for the secondary market.  During the quarter ended September 30, 2009 loan prepayment fees increased $30,000 compared to the quarter ended September 30, 2008.  Other income, which primarily includes investment and insurance sales and foreclosed real estate net earnings, increased $17,000 for the quarter ended September 30, 2009 compared to the same period of 2008 primarily due to an increase in income from the sale of annuities and securities, offset in part by a decrease in foreclosed real estate net earnings.  Fees and service charges decreased $86,000 for the quarter ended September 30, 2009 compared to the same period of 2008 primarily due to a decrease in fees associated with checking accounts, including overdraft fees.  Abstract fees decreased $15,000 for the quarter ended September 30, 2009 compared to the same period of 2008.

Total noninterest income increased by $548,000, or 9.9%, to $6.08 million for the nine months ended September 30, 2009, compared to $5.53 million for the nine months ended September 30, 2008.  The increase in noninterest income was primarily due to increases in mortgage banking income, loan prepayment fees and other income, offset in part by decreases in fees and service charges, and abstract fees.  Mortgage banking income increased $402,000 for the nine months ended September 30, 2009 compared to the same period of 2008 due to an increase in loans originated for the secondary market.  During the nine months ended September 30, 2009, the Company recorded $243,000 in loan prepayment fees, compared to $6,000 for the nine months ended September 30, 2008.  Other income, which primarily includes investment and insurance sales and foreclosed real estate net earnings, increased $164,000 for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due to an increase in income from the sale of annuities and securities and an increase in foreclosed real estate net earnings.  Fees and service charges decreased $190,000 for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due to a decrease in fees associated with checking accounts, including overdraft fees.  Abstract fees decreased $65,000 for the nine months ended September 30, 2009 compared to the same period of 2008.

Securities Losses.   There was no OTTI taken on investments for the quarter ended September 30, 2009, compared to $3.85 million for the quarter ended September 30, 2008.  There was a gain recognized on sale of investments due to the partial sale of a mortgage bond mutual fund investment of $6,000 for the quarter ended September 30, 2009.  While no investments were sold in the quarter end September 30, 2008.  OTTI on investments decreased to $23,000 for the nine months ended September 30, 2009, compared to $5.81 million, primarily due to OTTI taken on investments in Fannie Mae and Freddie Mac preferred stock, for the nine months ended September 30, 2008 which the Company no longer owns.  Net loss on sale of investments increased by $14,000 for the nine months ended September 30, 2009 compared to the same period of 2008 due to the partial sales of a mortgage bond mutual fund investment.

The following table shows the changes in the noninterest expense categories shown in the Consolidated Condensed Statements of Income for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	2008	Change	Change %	2009	2008	Change	Change %
Noninterest expense:
Compensation and employee benefits	1,856,575	1,766,045	90,530	5.1%	5,568,730	5,600,966	(32,236)	-0.6%
Premises and equipment	464,459	423,783	40,676	9.6%	1,393,290	1,279,964	113,326	8.9%
Data processing	185,959	229,002	(43,043)	-18.8%	594,371	715,286	(120,915)	-16.9%
FDIC insurance expense	143,544	72,940	70,604	96.8%	615,948	105,175	510,773	485.6%
Other expense:
Advertising and promotions	139,317	152,826	(13,509)	-8.8%	374,998	395,595	(20,597)	-5.2%
Professional fees	209,049	86,264	122,785	142.3%	624,854	228,412	396,442	173.6%
Printing, postage, and supplies	106,542	112,700	(6,158)	-5.5%	329,296	323,917	5,379	1.7%
Checking account charges	96,362	98,181	(1,819)	-1.9%	283,284	284,084	(800)	-0.3%
Insurance	40,741	52,667	(11,926)	-22.6%	123,949	126,479	(2,530)	-2.0%
OTS general assessment	35,255	35,584	(329)	-0.9%	99,760	103,541	(3,781)	-3.7%
Telephone	35,284	35,710	(426)	-1.2%	110,775	109,720	1,055	1.0%
Apartment operating costs	87,680	78,644	9,036	11.5%	259,124	259,183	(59)	0.0%
Employee costs	39,799	37,209	2,590	7.0%	132,362	144,454	(12,092)	-8.4%
ATM expense	15,357	36,605	(21,248)	-58.0%	67,868	117,489	(49,621)	-42.2%
Foreclosed real estate impairment	34,500	92,606	(58,106)	-62.7%	118,963	359,696	(240,733)	-66.9%
All other	235,327	245,182	(9,855)	-4.0%	882,701	780,717	101,984	13.1%
Total other expense	1,075,213	1,064,178	11,035	1.0%	3,407,934	3,233,287	174,647	5.4%

Total noninterest expense	3,725,750	3,555,948	169,802	4.8%	11,580,273	10,934,678	645,595	5.9%

Noninterest Expense.  Total noninterest expense increased by $170,000, or 4.8%, to $3.73 million for the quarter ended September 30, 2009, from $3.56 million for the quarter ended September 30, 2008.  The increase in noninterest expense was primarily due to increases in compensation and employee benefits, FDIC insurance expense, premises and equipment and other expenses, offset in part by decreases in data processing expenses. Compensation and employee benefits increased $91,000 for the quarter ended September 30, 2009 compared to the same period of 2008 due to an increase in the number of full time equivalent employees, normal salary increases and increased pension plan expenses.  FDIC insurance expense increased $71,000 for the quarter ended September 30, 2009 compared to the same period of 2008 due to an increase in assessment fees. The increase in premises and equipment of $41,000 was primarily due to increases in information technology enhancements and property taxes.  Other expenses increased $11,000 for the quarter ended September 30, 2009 compared to the same period of 2008 primarily due to an increase in legal fees, audit and tax fees and other professional fees, offset by a decrease in impairment on other real estate owned. Data processing expenses decreased $43,000 primarily as a result of renewing a core processing contract at reduced rates.  The Company’s efficiency ratio for the quarter ended September 30, 2009 and 2008 was 65.54% and 68.23%, respectively.  The Company’s ratio of noninterest expense to average assets for the quarters ended September 30, 2009 and 2008 was 3.28% and 2.90%, respectively.

Total noninterest expense increased by $646,000, or 5.9%, to $11.58 million for the nine months ended September 30, 2009, from $10.93 million for the nine months ended September 30, 2008.  The increase in noninterest expense was primarily due to increases in FDIC insurance expense, premises and equipment and other expenses, offset in part by decreases in salaries and employee benefits and data processing. FDIC insurance expense increased $511,000 for the nine months ended September 30, 2009 compared to the same period of 2008 due to a special assessment assessed by the FDIC.  The increase in premises and equipment of $113,000 was primarily due to increases in information technology enhancements and property taxes. Other expenses increased $175,000 for the nine months ended September 30, 2009 compared to the same period of 2008 primarily due to an increase in legal fees, audit and tax fees and other professional fees, offset in part by a decrease in impairment on other real estate owned.  Salaries and employee benefits expenses decreased as a result of a decrease in pension plan expenses, and data processing expenses decreased as a result of renewing a core processing contract at reduced rates.  The Company’s efficiency ratio for the nine months ended September 30, 2009 and 2008 was 68.77% and 71.59%, respectively.  The Company’s ratio of noninterest expense to average assets for the nine months ended September 30, 2009 and 2008 was 3.31% and 2.91%, respectively.

Income Taxes.  Provision for income taxes increased by $18,000, or 3.66%, to $513,000 for the quarter ended September 30, 2009, compared to $495,000 for the quarter ended September 30, 2008.  The increase in income taxes was primarily due to the increase in income before income taxes and an increase in the Company’s effective tax rate due to a decrease in tax exempt earnings primarily caused by the elimination of dividends on Fannie Mae and Freddie Mac preferred stock.  During the third quarter of 2008, the Company recorded  an OTTI with minimal tax benefit.

Provision for income taxes increased by $171,000, or 14.8%, to $1.32 million for the nine months ended September 30, 2009, compared to $1.15 million for the nine months ended September 30, 2008.  The increase in income taxes was primarily due to the increase in the income before income taxes and an increase in the Company’s effective tax rate due to a decrease in tax exempt earnings primarily caused by the elimination of dividends on Fannie Mae and Freddie Mac preferred stock.  For the nine months ended September 30, 2008, the Company recorded an OTTI with minimal tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, amortization and prepayment of loans, borrowings such as FHLB advances, brokered certificates of deposit, maturities of securities and other investments, and earnings and funds provided from operations.  During the first nine months of 2009 and 2008, principal payments, prepayments, and proceeds from the sale of loans totaled $144.9 million and $135.6 million, respectively.  The net decrease in deposits during the first nine months of 2009 and 2008 totaled $21.4 million and $20.7 million, respectively.  The proceeds from borrowed funds during the nine months ended September 30, 2009 and 2008 totaled $8.5 million and $11.5 million.  During the first nine months of 2009 and 2008, the proceeds from the maturities, calls and sales of securities totaled $6.0 million and $1.5 million, respectively.  Cash provided from operating activities during the first nine months of 2009 and 2008 totaled $5.2 million and $5.1 million, respectively.  The Company’s primary use of funds is to originate and purchase loans, purchase securities available-for-sale, repay borrowed funds and other financing activities.  During the first nine months of 2009 and 2008, the Company’s gross purchases and origination of loans totaled $131.5 million and $102.8 million, respectively.  The purchase of securities available-for-sale for the nine months ended September 30, 2009 totaled $8.0 million compared to $11.0 million for the nine months ended September 30, 2008. The repayment of borrowed funds during the first six months of 2009 and 2008 totaled $18.0 million and $21.5 million, respectively.  OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.  For additional information about cash flows from the Company’s operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included in Part I, Item 1 of this report.

On January 9, 2009, the Company completed the issuance of $10.2 million of our Series A Preferred Stock and the Warrant under the TARP-CPP. Although the Bank would have remained “well capitalized” without these funds, this new equity investment further increases the capacity to support economic activity and growth in each of the communities served by the Bank through responsible lending.

On August 17, 2009, the Company paid an aggregate cash dividend of $127,500 on Series A Preferred Stock. On August 28, 2009, the Company declared a quarterly cash dividend to $0.01 per share payable on October 9, 2009 to shareholders of record as of the close of business on September 18, 2009. This dividend payment totaled $13,000.

On November 12, 2009, the FDIC Board of Directors approved a final rule that requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009 and full years 2010 through 2012 on December 30, 2009.  This action was taken to meet immediate liquidity needs of the FDIC and restore the Deposit Insurance Fund to its federally mandated level without imposing additional special assessments.  Under this new rule, the prepaid assessment amount will be calculated using the institution’s third quarter 2009 base assessment rate and corresponding assessment base (deposit data) for each quarter, with the assessment rate increasing 3 basis points for the purpose of calculating the 2011 and 2012 amounts and the assessment base increasing at a 5% annual growth rate for each quarter of the prepayment period.  Based on this calculation, management believes the amount of the Company’s required payment will not have a material adverse effect on our liquidity or future results of operations and financial condition.

During the third quarter of 2009, macro-economic conditions and the ongoing recession continued to impact liquidity and credit quality across the financial markets.  While the recession has impacted the local economies in which the Company operates and purchases out-of-state real estate loans, our liquidity position and capital resources remain strong and the Company anticipates that it will have sufficient funds to meet its current funding commitments.

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

No material changes in the Company’s off-statement of financial condition arrangements occurred during the nine months ended September 30, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there has not been a material change in the Company’s market risk profile during the nine months ended September 30, 2009.  Please see the Company’s 2008 Annual Report on Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its subsidiaries are not parties to any pending legal proceedings (other than ordinary litigation incidental to the entities’ businesses) and no property of these entities is the subject of any such proceeding.  The Company does not know of any proceeding contemplated by a governmental authority against the Company, its subsidiaries, or any related property.

On April 13, 2009, Haskell Homes, Inc., Guy M. Haskell and Klyn R. Haskell (collectively, the “Plaintiffs”) filed a complaint in the Fifth Judicial District Court for Washington County, State of Utah against the Bank, as successor in interest to ANB Financial N.A. (“ANB”), in connection with certain loans originally made by ANB to the Plaintiffs for the development of certain real estate located in Washington County, Utah (the “Property”).   On May 13, 2009, the Bank filed a notice of removal pursuant to which the case was removed to the U.S. District Court for the District of Utah.  On July 31, 2009, the Bank entered into a settlement agreement with the Plaintiffs pursuant to which the Plaintiffs agreed to dismiss the lawsuit with prejudice.  The settlement agreement provides that the Bank will accept a deed to the Property in lieu of foreclosure in satisfaction of the loans and related obligations.  The settlement agreement also provides that if a portion of the Property is sold to a buyer referred to the Bank by the Plaintiffs within a specified time frame, the Bank will pay a 10% commission to one of the Plaintiffs.  On August 11, 2009, the court approved the settlement agreement and dismissal of the case, and this matter is now closed.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Part I—Item 1A—Risk Factors” in our Form 10-K for the year ended December 31, 2008, as supplemented and updated by the discussion below. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.  Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund (“DIF”).  FDIC insurance premiums have increased substantially in 2009 and we expect to pay significantly higher FDIC premiums in the future. Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based assessment system.  The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits.  The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. In addition, on May 22, 2009, the FDIC implemented a five basis point special assessment on all insured institutions.  This emergency assessment was calculated based on the institution’s assets as of June 30, 2009, totaled $209,000 for the Company, and was collected on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods.  There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments in order to restore the insurance fund’s reserve ratio.  Increases in FDIC insurance premiums will add to our cost of operations and could have a significant impact on the profitability of our business.

On November 12, 2009, the FDIC Board of Directors approved a final rule that requires insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, unless an exemption is obtained.  Under this new rule, an institution will account for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 30, 2009, the date the payment will be made.  Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution would resume paying and accounting for quarterly deposit insurance assessments as they currently do.  Although the FDIC has the authority to exempt institutions from the prepayment requirement when prepayment would impact the institution’s safety and soundness, the FDIC has stated it expects few exemptions to be granted, and the Company currently does not expect to apply for an exemption.

We also participate in the FDIC’s Temporary Liquidity Guarantee Program, or TLGP, for noninterest-bearing transaction deposit accounts. Banks that participate in the TLGP’s noninterest-bearing transaction account guarantee will pay the FDIC an annual assessment of 10 basis points on the amounts in such accounts above the amounts covered by FDIC deposit insurance. The general termination date for the transaction account guarantee portion of the TLGP is December 31, 2009.  To promote an orderly phase-out of the program, on August 26, 2009, the FDIC adopted a final rule extending the program for six months, through June 30, 2010.  For institutions that choose to remain in the program, the fee will be raised and adjusted to reflect the institution’s risk profile. Any institution currently participating in the program that wishes to opt out of the transaction account guarantee program extension must submit its opt-out election to the FDIC on or before November 2, 2009.  We have decided to remain in the program, and therefore will be subject to additional fees for the extended portion of the program.

There can be no assurance regarding the impact of pending legislation or regulatory changes on the U.S. financial services industry and the U.S. financial system or that the phase-out of existing recovery programs will not adversely impact the system.  The U.S. Congress, the Obama Administration and various industry and public interest groups are currently debating many aspects of the existing structure of the U.S. financial system, including regulatory restructuring; federal and national charter changes; issues involving systemic risk; appropriate capitalization levels; establishment of a new and independent Consumer Financial Protection Agency; permitting state regulators to supervise, oversee and/or enforce state laws on federal and nationally chartered depository institutions; the ability of federal and nationally chartered depository institutions to operate nationwide under a uniform set of federal laws; restrictions on mortgage lending, credit card lending and other areas affecting bank lending operations; laws impacting loan securitization and secondary mortgage lending activities; additional laws that could impose new regulatory burdens on insured depository institutions; increased assessments on depository institutions to pay for industry supervision and oversight; and changes in holding company oversight and supervision.  All of these changes could all have a material adverse impact on our business, financial condition, results of operations, access to credit and the value of our securities.  Similarly, the premature termination, manner or timing of the phase-out of existing programs implemented to assist the U.S. financial system in recovering from the recent financial crisis could have a material adverse impact on our business, financial condition, results of operations, access to credit or the value of our securities.

Item 6.  Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)

3.2	Bylaws of North Central Bancshares, Inc., as amended	(2)

3.3	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock	(3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certificate of Chief Financial Officer	*

(1)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2009.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(3)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH CENTRAL BANCSHARES, INC.

Date: November 12, 2009	BY:	/s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: November 12, 2009	BY:	/s/ Kyle C. Cook
Kyle C. Cook, Chief Financial Officer and Treasurer