Form 10-K
period 2009-12-31
NORTH CENTRAL BANCSHARES INC
filed 2010-03-12
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the transition period from _______ to _______

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of June 30, 2009 was $16,957,000.

As of March 12, 2010, there were issued and outstanding 1,348,448 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders are incorporated by reference to Items 10, 11, 12, 13 and Item 14 of Part III hereof.
2.  Portions of the 2009 Annual Report to Shareholders are incorporated by reference to Items 5, 6, 7, 7A and 8 of Part II hereof.

PART I

North Central Bancshares, Inc. and First Federal Savings Bank of Iowa (the “Bank”) may from time to time make written or oral “forward-looking statements.” These forward-looking statements may be contained in this annual filing on Form 10-K with the Securities and Exchange Commission (the “SEC”), the Annual Report to Shareholders, and in other communications by the Company and the Bank, which are made in good faith pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements.  As used in this Form 10-K, the terms “we,” “us,” “our,” “North Central” and “Company” mean North Central Bancshares, Inc. and its subsidiaries, including the Bank, on a consolidated basis (unless the context indicates another meaning).

Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company’s control, and other factors discussed in this Form 10-K, as well as other factors identified in the Company’s filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	developments impacting the financial services industry and global credit markets, and the response of legislators and regulators thereto;

•	new laws and regulations aimed at stimulating the economy and mitigating the effects of the current global economic crisis;

•	the impact of special assessments by the Federal Deposit Insurance Corporation (the “FDIC”);

•	developments at other companies in our industry, including the potential failure of other financial institutions;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	changes in consumer spending and saving habits;

•	the strength of our loan portfolio, including potential defaults by borrowers and our realization of amounts below the amounts we are due on certain loans;

•	impairments to the value of investment securities held by us;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve (the “Federal Reserve”);

•	inflation, interest rate, market and monetary fluctuations;

•	our ability to attract and retain key personnel to implement our strategy and oversee our operations;

•	the impact of changes in financial services’ laws and regulations (including laws concerning taxes, banking, securities and insurance);

•	our success in gaining regulatory approval of products and services, when required;

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

First Federal Savings Bank of Iowa

The Bank is a federally-chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and ten other branch offices located in Iowa.  Eight of the Bank’s offices are located in north central and central Iowa, in the cities of Fort Dodge (2), Nevada, Ames, Perry, Ankeny, Clive and West Des Moines.  Three of the Bank’s offices are located in southeast Iowa, in the cities of Burlington (2) and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was originally chartered in 1954, and on May 7, 1987 became a federally chartered savings bank.  The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank’s market areas, and investing such deposits in one-to-four family residential real estate mortgages, multifamily and commercial mortgages and consumer loans, with emphasis on second mortgage loans.  The Bank’s deposits are insured by the FDIC.  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) system since 1954.  At December 31, 2009, the Bank had total assets of $455.0 million, total deposits of $334.8 million, and total shareholders’ equity of $48.3 million.

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

The year 2009 was an extremely challenging one for the financial industry and the entire world economy.  The financial crisis and recession also impacted the local economies in the Company’s market area.  The unemployment rate for the month of December 2009 for Webster County was 7.9%, for Story County 4.6%, for Dallas County 5.6%, for Polk County 6.5%, for Henry County 8.8% and for Des Moines County 9.0%.  These compare to the national rate of 10.0% and the State of Iowa rate of 6.6%.

Due to the type of loan demand in the Company’s overall market area, increased competition, and the Company’s decision to diversify its loan portfolio, the Company has originated and purchased loans (primarily one-to-four family, multifamily and commercial real estate loans) from outside the State of Iowa. The Company intends to continue such originations and purchases pursuant to its underwriting standards for Company-originated loans.

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

Lending Activities

Loan Portfolio Composition.  The principal components of the Company’s loan portfolio are fixed-rate and adjustable-rate first mortgage loans secured primarily by one-to-four family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential and commercial real estate and secured and unsecured consumer loans, with emphasis on second mortgage real estate loans.  At December 31, 2009, the Company’s total loans receivable was $383.2 million, of which $151.6 million, or 39.6%, were one-to-four family residential real estate first mortgage loans, $63.5 million, or 16.6%, were multifamily real estate first mortgage loans, primarily purchased by the Company, $84.6 million, or 22.1%, were commercial real estate first mortgage loans, primarily purchased by the Company, and $7.8 million, or 2.0%, were construction real estate loans.  Consumer loans, consisting primarily of second mortgage loans and automobile loans, totaled $75.7 million, or 19.7%, of the Company’s loan portfolio.

Loans to One Borrower.   Savings associations, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks.  Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association’s unimpaired capital and surplus.  Additional amounts may be lent, in the aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral.  Such collateral is defined to include certain debt and equity securities, but generally does not include real estate.  At December 31, 2009, it was the Company’s policy to limit loans to one borrower to $5.0 million, with higher limits subject to board approval.  At December 31, 2009, it was the Company’s policy to limit loans to related entities, corporate groups, or common guarantors to $10.0 million.  These limitations are less than regulatory requirements.  At December 31, 2009, the Company’s largest aggregate outstanding loans to a single borrower or group of related borrowers totaled $5.5 million.  At December 31, 2009, the Company had one other lending relationship of over $4.0 million.

Analysis of Loan Portfolio.  Set forth below are selected data relating to the composition of the Company’s loan portfolio by type of loan as of the dates indicated:

	At December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)

First mortgage loans:
One-to-four family residential	$151,550	39.55%	$170,184	41.83%	$195,586	43.23%	$214,499	47.31%	$201,242	45.88%
Multifamily	63,470	16.57	57,968	14.25	56,587	12.51	65,807	14.52	73,946	16.86
Commercial	84,595	22.08	91,978	22.61	109,186	24.13	95,508	21.07	81,255	18.52
Construction	7,853	2.05	8,447	2.08	17,385	3.84	12,091	2.67	21,192	4.83
Total first mortgage loans	307,468	80.25	328,577	80.77	378,744	83.71	387,905	85.57	377,635	86.09

Consumer loans:
Automobiles	$14,777	3.86	$14,106	3.47	$12,667	2.80	$10,459	2.31	$9,252	2.11
Second mortgage	55,824	14.57	58,001	14.26	54,586	12.06	49,070	10.82	44,218	10.08
Other	5,088	1.33	6,099	1.50	6,460	1.43	5,901	1.30	7,545	1.72
Total consumer loans	75,689	19.75	78,206	19.23	73,713	16.29	65,430	14.43	61,015	13.91

Total loans receivable	$383,157	100.00%	$406,783	100.00%	$452,457	100.00%	$453,335	100.00%	$438,650	100.00%

Less:
Undisbursed portion of construction loans	$1,005	0.26%	$840	0.21%	$2,364	0.52%	$1,217	0.27%	$5,666	1.29%
Unearned loan (premium) discount	(155)	(0.04)	(347)	(0.09)	(370)	(0.08)	(583)	(0.13)	(769)	(0.18)
Net deferred loan origination fees (costs)	281	0.07	124	0.03	119	0.03	165	0.04	149	0.03

Allowance for loan losses	7,171	1.87	5,379	1.32	3,487	0.77	3,493	0.77	3,326	0.76

Total loans receivable, net	$374,855	97.83%	$400,787	98.53%	$446,857	98.76%	$449,043	99.05%	$430,278	98.10%

Loan Maturity Schedule.  The following table sets forth the contractual maturity of the Company’s loan portfolio at December 31, 2009.  Overdraft lines of credit are reported as due within one year.

	At December 31, 2009
	Within	1-5	Beyond 5
	1 Year	Years	Years	Total
	(In thousands)
First mortgage loans:
One-to-four family residential	$2,049	$6,159	$143,342	$151,550
Multifamily	1,584	8,788	53,098	63,470
Commercial	11,504	28,016	45,075	84,595
Construction	7,853	-	-	7,853
Consumer loans	5,951	41,643	28,095	75,689
Total	$28,941	$84,606	$269,610	$383,157

The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 2009 due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loans:
One-to-four family residential	$33,621	$115,880	$149,501
Multifamily	7,958	53,928	61,886
Commercial	27,640	45,451	73,091
Consumer loans	58,035	11,703	69,738
Total	$127,254	$226,962	$354,216

One-to-four family Residential Real Estate Loans.  Traditionally, the Company’s primary lending activity consists of the origination of fixed- and adjustable-rate one-to-four family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company’s market area.  The Company also originates one-to-four family, interest-only construction loans that convert to permanent loans after an initial construction period that typically runs up to twelve months.  At December 31, 2009, 23.2% of the Company’s residential real estate loans had fixed rates, and 76.8% had adjustable rates.

The Company originates loans for portfolio and sells loans in the secondary mortgage market. However, the Company’s one-to-four family, fixed-rate, residential real estate loans originated for portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Freddie Mac and Fannie Mae purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market.  The Company has sold fixed-rate loans with maturities of 15 years or greater in the secondary mortgage market.  For the year ended December 31, 2009, the Company sold $69.6 million of one-to-four family residential mortgage loans, generally to lower the Company’s interest rate risk.  One-to-four family portfolio loans are originated and underwritten according to policies approved by our board of directors.

Originations of one-to-four family fixed-rate first mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company’s interest rate gap position and loan products offered by the Company’s competitors.  The Company’s one-to-four family fixed-rate first mortgage loans amortize on a monthly basis with principal and interest due each month.  The Company also offers one-to-four family adjustable-rate first mortgage loans that convert to adjustable-rate loans that adjust on an annual basis after the initial fixed rate term.  The initial fixed rate term of these loans are primarily 5 and 7 years and the overall maturity of these loans may be up to 30 years.  The Company determines whether a customer qualifies for these loans based upon the initial fixed interest rate.

The Company establishes various annual and life-of-the-loan caps on ARM loan interest rate adjustments.  At December 31, 2009, the Company generally offered ARM loans with annual rate caps of 2.00% and maximum life-of-loan caps of 6.00% above the initial interest rate.   At present, the interest rate on the Company’s ARM loans are calculated by using the weekly average yield on United States Treasury Securities adjusted to a constant maturity of one year.  In addition, the Company establishes floors for each loan originated below which the loan may not adjust. One-to-four family residential ARM loans totaled $108.5 million, or 28.3%, of the Company’s total loan portfolio at December 31, 2009.

The primary purpose of offering ARM loans is to make the Company’s loan portfolio more interest rate sensitive.  ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase.  It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.  Management believes that the Company’s credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Market Risk – Interest Rate Sensitivity Analysis” in the 2009 Annual Report to Shareholders, which is included as Exhibit 13.1 to this Form 10-K and incorporated herein by reference.

The Company’s one-to-four family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan.  Due-on-sale clauses are an important means of adjusting the rates on the Company’s fixed rate mortgage loan portfolio, and the Company has generally exercised its rights under these clauses.

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.  The Company originates one-to-four family residential mortgage loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 96.5% of the lesser of the appraised value of the security property or the contract price.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to be at or below the 80% loan-to-value level.  The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion or title insurance on all properties securing real estate loans originated by the Company.

Multifamily Residential and Commercial Real Estate Loans.  The Company’s loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $148.1 million, or 38.6%, of the Company’s total loan portfolio at December 31, 2009.  Of such loans, $100.0 million, or 67.5%, were purchased or originated by the Company and were secured by properties outside the State of Iowa.  The multifamily and commercial real estate loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings.  Multifamily residential and commercial real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of project.  See “-Purchased or Out of State Originated Loans.”

All purchased or out of state originated multifamily or commercial real estate loans in excess of $1.0 million are approved by the Company’s Senior Management Loan Committee and the board of directors and are generally subject to the same underwriting standards as for loans originated by the Company.  All out of state originated loans less than $1.0 million are approved by the Company’s Senior Management Loan Committee and ratified by the board of directors and are subject to the same underwriting standards as loans originated by the Company.  Before a loan is purchased, the Company obtains copies of the original loan application, title insurance policy, appraisal and personal financial statements of any guarantors of the loan, and certified rent rolls. An executive officer of the Company also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller. At December 31, 2009, $19.7 million, or 19.7%, of out of state multifamily and commercial real estate loans were serviced by the Bank.  At December 31, 2009, $80.3 million, or 80.3%, of the out of state multifamily and commercial real estate loans were serviced by the originating financial institution, mortgage company or alternate servicing financial institution.  The Company imposes a $3.0 million limit on the aggregate size of multifamily and commercial loans to any one borrower for loans secured by real estate located outside the State of Iowa and a $5.0 million limit on the aggregate size of multifamily and commercial loans to one borrower applied to loans secured by real estate located in Iowa.  The Company also imposes a $3.0 million and $4.0 million loan limit per secured property located outside and inside the State of Iowa, respectively.  Any exceptions to these limits must be specifically approved by the board of directors on a loan-by-loan basis within the Company’s legal lending limit.  See “Regulation – Regulation of Federal Savings Associations – Loans to One Borrower.”

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

Construction Lending.  The Company makes construction loans to individuals for the construction of their residences as well as to builders for the construction of one-to-four family residences and commercial and multifamily real estate.  At December 31, 2009, the Company’s construction loan portfolio totaled $7.8 million, or 2.0%, of the Company’s total loan portfolio.  Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months.  These construction loans have rates and terms which generally match the one-to-four family ARM loan rates then offered by the Company, except that during the construction phase the borrower pays interest only.  Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Generally, construction loans to builders of one-to-four family residences require the payment of interest only with terms of up to 12 months.  These loans may also provide for the payment of interest and loan fees from loan proceeds and carry adjustable rates of interest.  At December 31, 2009, the Company had $3.7 million of one-to-four family construction loans of which $1.3 million was nonperforming.

Construction loans on commercial and multifamily real estate projects may be secured by apartments, small office buildings, strip retail centers, or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months.  During the construction phase the borrower pays interest only.  These loans generally provide for the payment of interest and loan fees from loan proceeds.  At December 31, 2009, the Company had approximately $4.1 million of loans for the construction of commercial real estate of which $3.0 million was nonperforming.

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

Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which consists primarily of one-to-four family second mortgage loans, including home equity lines of credit. As of December 31, 2009, consumer loans totaled $75.7 million, of which second mortgage loans totaled $55.8 million, or 14.6%, of the Company’s total loan portfolio. The Company’s second mortgage loans generally have fixed interest rates for terms of three to five years. The Company’s home equity lines of credit are adjustable rate loans with terms up to ten years.  The Company’s second mortgage loans are generally secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 85%.  In recent years the Company originated one-to-four family second mortgage loans with a loan-to-value ratio of up to 100%; however during 2008 that limit was reduced to 95% and in 2009 the limit was further reduced to 85%.  Generally, second mortgage loans in excess of 85% loan-to-value are insured through a pool insurance product, unless the loan has secondary collateral.  These types of loans are subject to stricter underwriting guidelines.  As of December 31, 2009, the average principal amount of the Company’s second mortgage loans was approximately $24,000.

To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally up to 100% loan-to-value basis for new cars. All of the Company’s automobile loans were originated by the Company and generally have terms of up to six years.  At December 31, 2009, automobile loans totaled $14.8 million, or 3.9%, of the Company’s total loan portfolio.

In addition, the Company also makes other types of consumer loans, including unsecured signature loans, for various purposes.   At December 31, 2009, other consumer loans totaled $5.1 million, or 1.3%, of the Company’s total loan portfolio. Included in other consumer loans are unsecured consumer loans which totaled $1.1 million, or 0.3%, of the Company’s total loan portfolio.  The minimum loan amount for unsecured signature loans is $2,000, the maximum loan amount for such loans is generally $5,000, and the average balance of such loans is approximately $2,400.

The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans are generally secured and are originated for any business purpose, such as for the purchase of business equipment.

The Company’s business plan calls for an increase in consumer lending for the foreseeable future, particularly second mortgage lending. The Company expects consumer loan demand will come from its existing customer base. Consumer loans generally provide for shorter terms and higher yields as compared to residential first mortgage loans, but generally carry higher risks of default. At December 31, 2009, $993,000 or 0.3%, of the Company’s consumer loan portfolio was on non-accrual status.

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

After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, and amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. At December 31, 2009, the Company had outstanding commitments to originate $1.4 million of loans. This amount does not include commitments to purchase loans, undisbursed overdraft loan privileges, undisbursed home equity lines of credit or the unfunded portion of loans in process.

Purchased or Out of State Originated Loans. At December 31, 2009, the Company’s loan portfolio contained $111.8 million of loans secured by out of state properties.  These loans represented 29.2% of the Company’s total loan portfolio at December 31, 2009.  All of the one-to-four family, multifamily residential and commercial real estate loans in the Company’s loan portfolio which are purchased out of state by the Company are without recourse to the seller.  At December 31, 2009, the Company’s out of state multifamily residential and commercial real estate loans had an average balance of $769,000 and the largest loan had a principal balance of $3.2 million.  As of December 31, 2009, there were two out of state commercial real estate loans totaling $3.2 million that were more than 90 days past due.

To supplement its origination of one-to-four family first mortgage loans, the Company also purchases first mortgage loans secured by out of state one-to-four family residences.  Due to economic conditions during 2009, including the uncertainty surrounding real estate values in other geographical areas, the Bank did not purchase any out of market one-to-four residential real estate loans.  At December 31, 2009, $8.0 million, or 2.1%, of the Company’s total loan portfolio consisted of out of state one-to-four family loans.  As of December 31, 2009, there was one out of state one-to-four family first mortgage loan totaling $1.5 million that was more than 90 days past due.

There are certain risks with loans purchased by the Company that are not associated with loans the Company originates.  At December 31, 2009, $19.8 million, or 17.7%, of purchased loans were serviced by the Bank.  At December 31, 2009, $92.0 million, or 82.3%, of purchased loans were serviced by the originating financial institution, mortgage company or alternate servicing financial institution.  Although the Company reviews each purchased loan using the Company’s underwriting criteria for originations and a Company officer performs an on-site inspection of each purchased multifamily and commercial real estate loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review.  In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with loans the Company originates.  Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company’s market areas.  If economic conditions continue to limit the Company’s opportunities to originate loans in its market areas, the Company may increase its investment in out of state mortgage loans.  There can be no assurance, however, that economic conditions in these out of state areas will not deteriorate in the future resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

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

Set forth below is a table of the Company’s out of state purchased or originated loans by state of origin as of December 31, 2009.

	One-to-four	Multi-	Commercial	Land	Total Balance as of	Percentage as of
State	Family	Family	Real Estate	Development	December 31, 2009	December 31, 2009
Arizona	$-	$-	$2,751	$-	$2,751	2.5%
Arkansas	160	-	-	-	160	0.1
California	5,198	11,085	11,071	-	27,354	24.5
Colorado	-	6,201	1,026	-	7,227	6.5
District of Columbia	1,500	-	-	-	1,500	1.3
Florida	-	-	276	3,000	3,276	2.9
Illinois	-	1,579	862	-	2,441	2.2
Indiana	-	1,076	397	-	1,473	1.3
Kansas	-	-	348	-	348	0.3
Michigan	-	2,093	-	-	2,093	1.9
Minnesota	-	2,320	806	-	3,126	2.8
Missouri	963	-	3,574	-	4,537	4.1
Nebraska	-	-	5,338	-	5,338	4.8
Nevada	-	-	1,377	-	1,377	1.2
North Carolina	52	-	-	-	52	0.0
Ohio	-	1,372	-	-	1,372	1.2
Oregon	-	2,510	2,298	-	4,808	4.3
South Carolina	-	-	4,521	-	4,521	4.0
South Dakota	-	-	2,455	-	2,455	2.2
Texas	155	-	1,903	-	2,058	1.8
Utah	-	-	8,432	-	8,432	7.5
Virginia	-	-	1,188	744	1,932	1.7
Washington	-	11,924	1,689	-	13,613	12.2
Wisconsin	-	9,574	-	-	9,574	8.6

Total	$8,028	$49,734	$50,312	$3,744	$111,818	100.0%

Origination, Purchase and Sale of Loans.  The table below shows the Company’s originations, purchases and sales of loans for the periods indicated.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Total loans receivable at beginning of period	$406,783	$452,457	$453,335
Originations:
First mortgage loans:
One-to-four family residential	91,783	52,200	55,106
Multifamily	2,333	860	2,104
Commercial	8,182	4,946	21,291
Consumer loans:
Automobiles	8,801	9,849	10,518
Second mortgage	23,605	29,540	31,559
Other	4,338	5,312	5,001
Total	139,042	102,707	125,579

Loan Purchases:
First mortgage one-to-four family	-	-	6,293
First mortgage multifamily	9,449	13,154	1,707
First mortgage commercial	5,313	5,430	32,591
Loan Sales:
First mortgage one-to-four family	(69,601)	(41,823)	(36,072)
First mortgage commercial	-	-	(2,000)

Transfer of mortgage loans to foreclosed real estate	(2,647)	(2,678)	(2,360)
Repayments	(105,182)	(122,464)	(126,616)
Net loan activity	(23,626)	(45,674)	(878)
Total loans receivable at end of period	$383,157	$406,783	$452,457

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Net deferred fees and costs are recognized into income immediately upon prepayment of the related loan. At December 31, 2009, the Company had $281,000 of deferred loan origination fees, net. Such fees vary with the type of loans and commitments made. The Company typically charges a document preparation fee on fixed- and adjustable-rate first mortgage loans.

Investment Activities

At December 31, 2009, the Company’s investment portfolio was comprised of state and local obligations, mortgage-backed securities, U.S. Government agency securities, interest-bearing deposits and equity securities consisting of mutual funds, and Federal Home Loan Bank (FHLB) stock.  During 2009, the Company sold the remainder of the Freddie Mac preferred stock that it owned.  At December 31, 2009, $354,000 of the Company’s investment portfolio, excluding mutual funds and FHLB stock, was scheduled to mature in one year or less, $1.6 million was scheduled to mature within one to five years, and $21.0 million was scheduled to mature in more than five years.

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

Investment Portfolio.  The following table sets forth the carrying value of the Company’s investment portfolio at the dates indicated.

	At December 31,
	2009	2008	2007
	(In thousands)

Investment securities
Mortgage-backed securities	$11,165	$19,754	$2,191
State and local obligations	4,326	1,772	2,770
U.S. government agency securities	7,476	-	-
FHLB stock	3,925	4,692	5,064
Mutual funds	207	1,230	1,938
Equity securities	-	82	4,636
Total investment securities	27,099	27,530	16,599
Interest-earning deposits	12,805	6,564	3,132
Total investments	$39,904	$34,094	$19,731

Investment Portfolio Maturities.  The following table sets forth the scheduled maturities, market values and weighted average yields for the Company’s investment portfolio at December 31, 2009.

	At December 31,2009
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted	Average
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Life in
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Years
	(Dollars in thousands)

Investment securities:
Mortgage-backed securities	$1	6.21%	$33	5.90%	$1,960	3.93%	$9,171	3.67%	$11,165	3.72%	3.32
State and local obligations (1)	353	4.26	1,087	2.89	2,372	4.26	514	4.15	4,326	3.90	5.74
U.S. government agency securities (1)	-	-	505	1.15	5,919	2.58	1,052	3.00	7,476	2.54	2.33
FHLB stock	-	-	-	-	-	-	-	-	3,925	2.00
Mutual funds	-	-	-	-	-	-	-	-	207	5.27
Total securities available-for-sale	$354	4.27%	$1,625	2.41%	$10,251	3.23%	$10,737	3.63%	$27,099	3.19%

Interest-earning deposits	-	-	-	-	-	-	-	-	12,805	0.08
Total investments	$354	4.27%	$1,625	2.41%	$10,251	3.23%	$10,737	3.63%	$39,904	2.19%

(1)	Certain securities have call features which allow the issuer to call the security prior to maturity date.

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

Deposits.  During 2009, consumer and commercial deposits were attracted principally from within the Company’s market area through the offering of a broad selection of deposit instruments including noninterest-bearing demand accounts, NOW accounts, savings accounts, money market savings, certificates of deposit and individual retirement accounts.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  The maximum rate of interest which the Company may pay is not established by regulatory authority.  The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.  Public fund deposits totaled $13.2 million at December 31, 2009, an increase of $7.4 million from December 31, 2008.  Beginning fiscal year 2005, the Company began utilizing brokered certificates of deposit as an alternative wholesale funding source.  As of December 31, 2009, the Company had $601,000 in brokered certificates of deposit, a decrease of $15.0 million from December 31, 2008.

Deposit Portfolio.  Deposits with the Company as of December 31, 2009, were represented by the various types of deposit programs described below.

Weighted					Percentage
Average			Minimum		of Total
Interest Rate	Original Term	Checking and Savings Deposits	Balance	Balances	Deposits
				(Dollars in
				thousands)

0.00%	None	Noninterest-bearing demand	$50	$16,185	4.8%
0.30%	None	NOW accounts	50	77,694	23.2
0.19%	None	Savings accounts	25	28,866	8.6
0.62%	None	Money market savings	2,500	36,095	10.8
		Total non-maturing deposits		158,840	47.4

		Certificates of Deposit

0.67%	1-3 months	Fixed term, fixed rate	$1,000	$84	0.0%
0.89%	4-6 months	Fixed term, fixed rate	1,000	1,569	0.5
1.01%	7-9 months	Fixed term, fixed rate	1,000	5,214	1.6
1.67%	10-12 months	Fixed term, fixed rate	1,000	58,051	17.3
2.42%	13-24 months	Fixed term, fixed rate	1,000	45,539	13.6
3.63%	25-36 months	Fixed term, fixed rate	1,000	6,638	2.0
3.21%	37-48 months	Fixed term, fixed rate	1,000	11,400	3.4
4.34%	49-60 months	Fixed term, fixed rate	1,000	47,342	14.1
3.66%	61 months or greater	Fixed term, fixed rate	1,000	136	0.0
		Total certificates of deposit		175,973	52.6

		Total deposits		$334,813	100.0%

The following table sets forth the change in dollar amount of deposits in the various types of deposit accounts offered by the Company between the dates indicated.

	(Dollars in thousands)

		Increase		Increase
	Balance	(Decrease)		(Decrease)	Balance
	12/31/09%				$12/31/08
Noninterest bearing demand	$16,185	6.47%		$984	$15,201
NOW	77,694	34.24		19,817	57,877
Savings accounts	28,866	10.48		2,738	26,128
Money market savings	36,095	5.45		1,867	34,228
Certificates of deposit that mature:
within 12 months	110,154	(26.77)		(40,272)	150,426
within 12-36 months	42,028	(9.90)		(4,619)	46,647
beyond 36 months	23,791	20.99		4,128	19,663
Total	$334,813	(4.39	) %	$(15,357)	$350,170

		Increase		Increase
	Balance	(Decrease)		(Decrease)	Balance
	12/31/08%				$12/31/07
Noninterest bearing demand	$15,201	11.18%		$1,528	$13,673
NOW	57,877	6.82		3,697	54,180
Savings accounts	26,128	6.50		1,595	24,533
Money market savings	34,228	3.56		1,177	33,051
Certificates of deposit that mature:
within 12 months	150,426	4.48		6,456	143,970
within 12-36 months	46,647	(34.07)		(24,102)	70,749
beyond 36 months	19,663	(23.76)		(6,129)	25,792
Total	$350,170	(4.31	) %	$(15,778)	$365,948

		Increase		Increase
	Balance	(Decrease)		(Decrease)	Balance
	12/31/07%				$12/31/06
Noninterest bearing demand	$13,673	6.92%		$885	$12,788
NOW	54,180	9.15		4,544	49,636
Savings accounts	24,533	(2.49)		(627)	25,160
Money market savings	33,051	(4.72)		(1,637)	34,688
Certificates of deposit that mature:
within 12 months	143,970	7.15		9,601	134,369
within 12-36 months	70,749	(14.54)		(12,035)	82,784
beyond 36 months	25,792	23.38		4,887	20,905
Total	$365,948	1.56%		$5,618	$360,330

		Increase		Increase
	Balance	(Decrease)		(Decrease)	Balance
	12/31/06%				$12/31/05
Noninterest bearing demand	$12,788	4.94%		$602	$12,186
NOW	49,636	0.80		394	49,242
Savings accounts	25,160	(6.98)		(1,888)	27,048
Money market savings	34,688	(22.64)		(10,153)	44,841
Certificates of deposit that mature:
within 12 months	134,369	25.91		27,652	106,717
within 12-36 months	82,784	15.02		10,811	71,973
beyond 36 months	20,905	(6.39)		(1,426)	22,331
Total	$360,330	7.77%		$25,992	$334,338

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

	At December 31,
	2009	2008	2007
	(In thousands)
Rate:

1.99% or less	$74,847	$1,266	$33
2.00-2.99%	27,247	45,490	1,697
3.00-3.99%	38,226	78,812	23,788
4.00-5.99%	35,653	91,168	214,983
6.00-7.99%	-	-	-
8.00% or greater	-	-	10
	$175,973	$216,736	$240,511

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2009.

	Amount Due
	Less
	Than 1	1-2	2-3	3-4	4-5	After 5
	Year	Years	Years	Years	Years	Years	Total
	(In thousands)
Rate:

1.99% or less	$69,428	$5,305	$114	$-	$-	$-	$74,847
2.00-2.99%	14,638	7,561	1,114	1,451	2,483	-	27,247
3.00-3.99%	17,498	1,169	524	13,086	5,888	61	38,226
4.00-5.99%	8,590	12,509	13,732	822	-	-	35,653
6.00-7.99%	-	-	-	-	-	-	-
8.00% or greater	-	-	-	-	-	-	-
	$110,154	$26,544	$15,484	$15,359	$8,371	$61	$175,973

The following table indicates the amount of the Company’s certificates of deposit, including brokered certificates of deposit, greater than $100,000 by time remaining until maturity at December 31, 2009.

Certificates
of Deposit over
Remaining Maturity	$ 100,000
(In thousands)

Three months or less	$3,294
Three through six months	4,009
Six through twelve months	7,011
Over twelve months	12,878
Total	$27,192

The following table sets forth the changes in deposits of the Company for the periods indicated:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net (decrease) before interest credited	$(21,310)	$(25,311)	$(5,199)
Interest credited	5,953	9,533	10,817
Net increase (decrease) in deposits	$(15,357)	$(15,778)	$5,618

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

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Weighted average rate paid on:
FHLB advances	4.75%	5.03%	4.94%
FHLB advances:
Maximum balance	$82,349	$97,379	$114,398
Average balance	74,438	90,250	106,527
Balance at year end	66,500	82,349	97,379
Weighted average rate paid on:
Other borrowings	-%	-%	7.08%
Other borrowings:
Maximum balance	$-	$-	$700
Average balance	-	-	64

Title Abstract Business

A component of the Company’s operating strategy to increase non-interest income is through the abstract company business conducted by a wholly owned subsidiary of the Bank, First Iowa Title Services, Inc. (“First Iowa”).  First Iowa provides real estate title abstracting services in Webster and Boone counties of Iowa.  These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate.  This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels.  The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company.  Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise.  Institutions can purchase title insurance, for their own protection or to sell loans on the secondary market.  First Iowa had 11 employees as of December 31, 2009.

Insurance and Annuity Business

Another component of the Company’s operating strategy to increase non-interest income is through First Federal Investment Services, Inc. (“First Federal Investments”), a wholly owned subsidiary of the Bank.  First Federal Investments’ activities include the sale of life insurance on mortgage loans, credit life and accident and health insurance on consumer loans made by the Company. In addition, First Federal Investments sells life insurance, annuity products, mutual funds and other noninsured products.  First Federal Investments had four employees as of December 31, 2009.

Mortgage Company Business

First Iowa Mortgage, Inc. is a wholly-owned subsidiary of the Bank.  First Iowa Mortgage, Inc. originated first mortgage loans and subsequently sold those loans and the mortgage servicing rights to investors.  First Iowa Mortgage, Inc. currently is inactive and these services are provided by the Bank.

Multifamily Apartment Buildings

On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership (“Northridge Partnership”), a subsidiary of the Bank, with the Fort Dodge Housing Corporation (“FDHC”), a non-profit Iowa corporation formed to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area.  The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge.  Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes.  A 44-unit apartment complex was completed on February 1, 1997.  The tax credits for the year ended December 31, 2009 were approximately $12,000.  The final federal income tax credits of approximately $24,000 associated with this project will be recognized over the next two years.

On October 24, 1996, the Company formed the Northridge Apartments Limited Partnership II (“Northridge Partnership II”), a subsidiary of the Bank, to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area.  Northridge Partnership II was awarded low-income housing tax credits in 2002 by the Iowa Finance Authority.  These credits were awarded to construct a 23-unit apartment building in Fort Dodge, Iowa, which was completed on March 31, 2003.  The tax credits for the year ended December 31, 2009 were approximately $127,000.  The tax credits will continue for an additional 3.3 year period.

Personnel

At December 31, 2009, the Company had 114 full-time and 33 part-time employees (including the 11 employees of First Iowa and the four employees of First Federal Investments).  None of the Company’s employees are represented by a collective bargaining group. The Company believes that it has good relationships with its employees.

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

Bad Debt Reserves.  The Bank is a “large bank” as of December 31, 2009 (i.e., one with assets having an adjusted tax basis greater than $500 million) and is no longer permitted to maintain a reserve for bad debts with respect to loans.  The Bank instead utilizes the tax charge-off method for tax bad debt deductions.

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

Iowa imposes a financial institution franchise tax, in lieu of the corporate income tax, on the Iowa franchise taxable income of thrift institutions at the rate of 5%.  Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes.  The net operating loss carryforward rules are similar to the federal rules.  However, Iowa no longer allows carrybacks of net operating losses for tax years beginning on or after January 2009.

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

The Home Owners’ Loan Act, as amended (the “HOLA”), prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under OTS Regulations) of a savings association without obtaining prior OTS approval.  In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring (i) through mergers, consolidation or purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such association or company without prior OTS approval; and (ii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings association subsidiary that is approved by the OTS).

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

At December 31, 2009, the Bank met and exceeded each of its capital requirements.  The table below presents the Bank’s regulatory capital as compared to the OTS regulatory capital requirements at December 31, 2009:

		Capital
	Bank Capital	Requirements	Excess Capital
	(In thousands)

Tangible capital	$44,450	$6,818	$37,632
Core capital	44,450	13,636	30,814
Risk-based capital	48,429	26,080	22,349

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

At December 31, 2009, the Bank met the criteria for being considered “well capitalized.”  When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.

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

Insurance of Deposit Accounts.  The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (“DIF”) on March 31, 2006.  The Bank is a member of the DIF, which insures customer deposit accounts as described below, and the institution pays deposit insurance assessments to the FDIC to support the FDIC’s maintenance of the DIF.  Historically, the FDIC insured customer deposit accounts up to $100,000; however, pursuant to the Emergency Economic Stabilization Act enacted in October 2008, the DIF currently insures customer deposit accounts up to $250,000.  This expanded coverage was extended in May, 2009, to continue until at least December 31, 2013, and may or may not be extended beyond that date.  In November 2008, in order to provide additional stability to the financial system, the FDIC also expanded its deposit coverage to provide a full guarantee to insured depository institutions that participate in the Transaction Account Guarantee Program (“TAGP”) of its Temporary Liquidity Guarantee Program (“TLGP”) for customers’ non-interest bearing transaction accounts for all amounts in such accounts.  At the same time the FDIC also established the TLGP Debt Guarantee Program (“DGP”), which guarantees certain senior unsecured debt issued by a depository institution and/or its holding companies.  The Bank participates in the both TAGP and DGP; however, to date the Bank has not issued, nor does it have any plans to issue, guaranteed debt under the DGP.

Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions to maintain the reserve ratio of the DIF in a range between 1.15 to 1.50% of estimated insured deposits held by insured depository institutions.  The FDIC deposit insurance assessment system sets deposit insurance premiums based upon the risks a particular bank or savings association poses to the DIF.  Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution’s most recent supervisory and capital evaluations, designed to measure risk.  Formerly, assessment rates ranged from 5 basis points of assessable deposits for an institution in the least risky sub-category of the lowest risk category to 43 basis points of assessable deposits for an institution in the highest risk category.

The FDIC is authorized to raise the assessment rates as necessary to maintain the DIF.  In October 2008, the FDIC proposed raising assessment rates to implement a Restoration Plan for the DIF, which had fallen significantly below the minimum target level of 1.15% as a result of recent bank failures.  On February 27, 2009, the FDIC voted to implement an amended Restoration Plan.  Under the amended Restoration Plan, the FDIC implemented an assessment rate schedule to raise the DIF reserve ratio to 1.15% within seven years.  Pursuant to the Plan, the FDIC set assessment rates and made adjustments based on risk.  Banks in the lowest risk category pay initial base rates ranging from 0.12% of deposits to 0.16% of assessable deposits on an annual basis (applicable to assessments for the second quarter of 2009 and thereafter); but this may be further adjusted to between 0.07% and 0.24% of assessable deposits for banks’ holding unsecured debt, certain secured liabilities and brokered deposits beyond a certain amount.  Banks in the highest risk category will pay an initial base rate of 0.45% of assessable deposits, which may also be adjusted to between 0.40% of deposits and 0.775% of assessable deposits for excess amounts of unsecured debt, certain secured liabilities and brokered deposits.  The FDIC also has the ability to adjust the assessment rate schedule from quarter to quarter.  A material increase in insurance assessments could have an adverse effect on the earnings of the Bank.

Subsequently, in light of the increased stress on the DIF caused by these developments, and in order to maintain a strong funding position and restore the reserve ratios of the DIF, the FDIC required insured institutions to prepay the premiums that are expected to become due over the next three years on December 30, 2009.  Moreover, on January 12, 2010, the FDIC issued a proposed rule that seeks to modify the FDIC’s risk-based deposit insurance assessment system (risk-based assessment system) to account for the risks posed by certain employee compensation programs offered by certain depository institutions.  The FDIC does not propose to limit the amount which employees are compensated, but rather is considering adjusting risk-based deposit insurance assessment rates to adequately compensate the DIF for the risks inherent in the design of certain compensation programs.  At this time we do not believe our compensation programs will result in increased risk-based assessments.

As a participant in the TLGP, which was scheduled to end on December 31, 2009 but which has been extended until June 30, 2010, the Bank is also assessed an annual rate surcharge on its noninterest-bearing transaction deposit amounts over $250,000.  The former rate of 10 basis points has been raised for duration of the extension period to 15 basis points for depository institutions in risk category I, 20 basis points for depository institutions in risk category II, and 25 basis points for depository institutions in risk categories III and IV.  However, it is not assessed on amounts that are otherwise insured, for example, in a custodial account that has pass-through coverage for each actual owner where each owner has an account balance of less than $250,000.  This surcharge is collected through the normal assessment cycle.

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

Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.  The Bank met the QTL test at December 31, 2009, and in each of the prior 12 months, and therefore is a “qualified thrift lender.”

If the Bank fails the QTL test it must promptly come into compliance, operate under certain restrictions on its activities or convert to a bank charter, which would cause the Company to be regulated as a bank holding company, subject to the Bank Holding Company Act of 1956, as amended and the rules and regulations of the Federal Reserve.

Transactions with Affiliates.  The Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, as made applicable to federal savings associations by the HOLA and the OTS regulations.  In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions, referred to as “covered transactions,” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate.  Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank.  In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders.  The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve, as made applicable to federal savings associations by the HOLA and the OTS regulations.  Among other things, these provisions require that extensions of credit to insiders:

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

•
Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act (“FACT Act”), governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Servicemembers’ Civil Relief Act;

•	Credit Card Accountability Responsibility and Disclosure Act of 2009”; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to deposit transactions, such as the:

•	Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about accounts at depository institutions;

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

On November 17, 2009, OTS and each of the federal banking regulatory agencies released a final model privacy notice form designed to make it easier for consumers to understand how financial institutions collect and share information about them. The model form can be used by financial institutions to comply with these requirements. The final rule issued by the regulators provides that a financial institution that chooses to use the model form obtains a “safe harbor” and will satisfy the disclosure requirements for notices.

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

The Bank has implemented a program to meet the requirements of the regulation, and believes it is currently in compliance with this regulation.

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

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System.  Each FHLB serves as a central credit facility for its member institutions by extending advances up to a maximum aggregate amount.  The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of $10,000 or 0.12% of the total assets of the Bank.  The Bank is also required to own activity based stock, which is based on 4.45% of the Bank’s outstanding advances.  These percentages are subject to change by the FHLB.  The Bank was in compliance with this requirement with an investment in FHLB of Des Moines stock at December 31, 2009 of $3.9 million.

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

Federal Reserve System.  Under the Federal Reserve Act and the Federal Reserve’s regulations, the Bank is required to maintain reserves against its transaction accounts (primarily NOW and regular checking accounts).  The regulations exempt $10.7 million of otherwise reservable balances from the reserve requirements.  A 3% reserve is required for transaction account balances over $10.7 million and up to $44.5 million.  Transaction account balances over $44.5 million are subject to a reserve requirement of $1.34 million plus 10% of any amount over $44.5 million.  The Bank is in compliance with the foregoing reserve requirements.  Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.  The Federal Reserve is consolidating its check processing operation so that all checks presented to depository institutions in the United States, payable on depository institutions in the United States, are deemed to be local checks.

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

•
The Company’s independent accountants are also required to provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting. The Company, as a smaller reporting company, is not subject to attestation provision until the year ending December 31, 2010;

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

Emergency Economic Stabilization Act of 2008.  The Emergency Economic Stabilization Act of 2008 (“EESA”), enacted on October 3, 2008, provided the Secretary of Treasury with authority to, among other things, establish the Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of troubled assets, which include residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008.  The term “troubled assets” also included any other financial instrument that the Secretary, after consultation with the Chairman of the Federal Reserve Board determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination in writing, to the appropriate committees of the U.S. Congress.  TARP was originally scheduled to expire in December, 2009, but has since been extended by the Treasury and is now scheduled to expire on October 3, 2010.  EESA also provided for the temporary increase of federal deposit insurance coverage levels under the DIF from $100,000 to $250,000 per deposit category, per depositor, per institution, through December 31, 2009, which has since been extended until December 31, 2013.

On October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under EESA, pursuant to which Treasury would purchase up to $250 billion of senior preferred shares from qualifying financial institutions on standardized terms.  The Company is a participant of the program and as such, is required to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.  In June of 2009, the Treasury imposed limits on the amount of compensation institutions receiving TARP funds were permitted to pay to their executives. Such restrictions apply to any entity that has received or will receive financial assistance under TARP, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the CPP, remains outstanding.

On February 25, 2009, the Treasury announced the Capital Assistance Program (“CAP”), which is a new capital program under the Treasury Department’s Financial Stability Plan.  The purpose of the CAP is to restore confidence throughout the financial system by ensuring that the nation's largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers.  The CAP does not replace the CPP and is open to qualifying institutions regardless of whether they participated in the CPP.  The deadline to apply for the CAP was May 25, 2009.

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

Under the Transaction Account Guarantee Program (“TAGP”) component of the TLGP, non-interest bearing transaction accounts are fully insured through June 30, 2010.  Non-interest bearing transaction accounts are any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time.  Generally, transactions accounts do not include interest-bearing money market deposit accounts or sweep arrangements that result in funds being placed in an interest-bearing account as the result of the sweep.  The unlimited guarantee under the TAGP is in addition to, and separate from, the general deposit insurance coverage provided for under the DIF, currently at $250,000 per depositor, per institution until December 31, 2013.  As a participant of the TAGP, the Bank is bound by the requirements of the program, including the quarterly payment of an annualized assessment of 15, 20, or 25 basis points, depending on our risk category, on any deposit amounts exceeding the existing deposit insurance limit of $250,000.  (See the above discussion at “Insurance of Deposit Accounts.”)

Term Asset-Backed Securities Loan Facility. Under the Term Asset-Backed Securities Loan Facility (“TALF”), the Federal Reserve Bank of New York will lend up to $200 billion to eligible owners of certain AAA-rated ABS backed by newly and recently originated auto loans, credit card loans, student loans, and SBA-guaranteed small business loans.  The TALF has the potential to generate up to $1 trillion of lending for businesses and households.  Any U.S. company that owns eligible collateral may borrow from the TALF provided the company maintains an account relationship with a primary dealer.  The facility is expected to cease making new loans collateralized by newly issued commercial mortgage backed securities on June 30, 2010, and loans collateralized by all other types of TALF-eligible newly issued and legacy ABS on March 31, 2010, unless the Federal Reserve extends the facility.

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

The Credit Card Accountability Responsibility and Disclosure Act of 2009.  In 2009, Congress enacted the Credit Card Accountability, Responsibility, and Disclosure Act of 2009 (“CARD Act”), which brings significant changes to rules dealing with consumer credit card accounts.  The Federal Reserve has promulgated certain rules implementing the CARD Act.  The CARD Act makes numerous changes to the Truth in Lending Act, affecting the marketing, underwriting, pricing, billing and other aspects of the consumer credit card business.  Several provisions of the CARD Act became effective in August 2009; others became effective in February 2010; and others will become effective in August 2010.  Legislation has been proposed to accelerate the effective date of all of the CARD Act provisions effective as soon as the legislation is enacted, but prospects for enactment are uncertain.  In sum, the CARD Act, and its implementing regulations, demands greater transparency within the industry.  It requires that credit card agreements be made publicly accessible, imposes notice requirements, and imposes, among other things, restrictions on interest rate changes, billing, fees, and the extension of credit to college students.  The new law could reduce credit availability, or increase the cost of credit to cardholders, possibly affecting our transaction volume and revenues.

The CARD Act also includes provisions that impose limits and restrictions on certain prepaid (or “pay before”) card products, including on fees.  The Federal Reserve has proposed implementing regulations with respect to these provisions.  The statutory provisions and implementing regulations may diminish the attractiveness of these products to our customers and may consequently adversely affect transaction volumes and revenues.

Truth in Savings Act regulatory amendments. In conjunction with issuing the joint, final rule regarding unfair or deceptive acts or practices, the Federal Reserve also adopted a final rule amending its regulations that implement the Truth in Savings Act.  The final rule addresses depository institutions’ disclosure practices related to overdrafts.  The final rule extends to all institutions the requirement to disclose on periodic statements the total amounts charged for overdraft fees and returned items fees, for both the statement period as well as the year-to-date.  The final rule also requires institutions that provide account balance information through an automated system to provide a balance that excludes additional funds that may be made available to cover overdrafts.  The effective date of the final rule was January 1, 2010.

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

Consumer Overdraft Consent regulatory amendment.  The Federal Reserve has promulgated a final rule under Regulation E that requires financial institution to obtain an accountholder’s consent prior to assessing any fees or charges in connection with the payment of any consumer overdraft for any ATM or one-time debit transaction.  The rule requires financial institutions to 1) provide the consumer with a notice explaining the overdraft service, 2) provide a reasonable opportunity for the consumer to affirmatively consent to the service, 3) obtain the consumer’s affirmative consent to the institution’s payment of ATM withdrawals or one-time debit card transactions pursuant to the institution’s overdraft service, and 4) provide the consumer with written confirmation of the consumer’s consent.  Financial institutions must implement the rule no later than July 1, 2010.

Federal Securities Laws.  The Company’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Legislative and Regulatory Activities.  In 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act of 2009, which, among other things, calls for the absorption of our primary federal regulator, OTS, into the Office of the Comptroller of the Currency.  In addition, the reform legislation provides for the establishment of a Consumer Financial Protection Agency having broad authority to regulate providers of credit, savings, payment and other consumer financial products and services; creates a new structure for resolving troubled or failed financial institutions; requires certain over-the-counter derivative transactions to be cleared in a central clearinghouse and/or effected on the exchange; revises the assessment base for the calculation of the FDIC assessments; and creates a structure to regulate systemically important financial companies, including providing regulators with the power to require such companies to sell or transfer assets and terminate activities if they determine that the size or scope of activities of the company pose a threat to the safety and soundness of the company or the financial stability of the United States.  Other proposals have been made both domestically and internationally, including additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.  The U.S. Senate is expected to consider its own version of the legislation, addressing similar, but not identical issues.

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

RISK FACTORS

Our business may be adversely affected by conditions in the financial services industry and U.S. and global credit markets. Beginning in the latter half of 2007 and continuing into 2010, negative developments in the capital markets and the economic recession have resulted in uncertainty in the financial markets in general. Although there are some indicators of improving economic conditions, there can be no assurance that such conditions will continue to improve and it is also possible that conditions will again deteriorate.  Factors such as consumer spending, business investment, government spending and inflation all affect the business and economic environment and, ultimately, the amount and profitability of our business.  Loan portfolio performances have deteriorated at many institutions resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for deposits has increased significantly due to liquidity concerns at many of these same institutions. In an economic environment characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets.

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

As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. Negative developments in the financial services industry and the impact of new legislation in response to those developments could adversely impact our operations, including our ability to originate or sell loans, and adversely impact our financial performance.

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

•
On September 9, 2009, the FDIC extended the increased deposit insurance amount of $250,000 through December 31, 2013.  In addition, on August 26, 2009, the FDIC extended the TLGP, under which it would temporarily guarantee certain new debt issued by insured banks and qualifying bank holding companies and expand its insurance to cover all non-interest bearing transaction accounts through June 30, 2010.  The Company did not opt out of the TLGP so its non-interest bearing transaction accounts are covered and it does not expect to issue unsecured debt before the termination of that component of the TLGP.  Our participation in the TLGP will require the payment of additional insurance premiums to the FDIC.  Additionally, we may be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the Deposit Insurance Fund and reduced the ratio of reserves to insured deposits. On February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on insured institutions.  The assessment was based on deposits as of June 30, 2009 and was collected on September 30, 2009.  On December 30, 2009, the FDIC required depository institutions to prepay the deposit premiums that they expected to have to pay over the next three years.

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

The FDIC has imposed a special assessment on all FDIC-insured institutions, which decreased our earnings in 2009, and future special assessment could adversely affect our earnings in future periods.  On February 27, 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on insured institutions.  The assessment was based on deposits as of June 30, 2009 and was collected on September 30, 2009.  This additional charge of $209,196 increased operating expenses during the year ended December 31, 2009.  The FDIC has indicated that future special assessments are possible, although it has not determined the magnitude or timing of any future assessment.  Any such future assessments will decrease our earnings.

The soundness of other financial institutions could adversely affect us.  Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be relied upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure.  There is no assurance that any such losses would not materially and adversely affect our results of operations.

Our local economy may affect our future growth possibilities.  We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile as a result of sub-prime mortgage related and other matters.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.  Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our current market area, which is primarily located in Webster, Story, Des Moines, Dallas, Polk, and Henry Counties, Iowa.  The financial crisis and recession has negatively impacted our local economy and any further downturn in our local economy may further limit funds available for deposits and may negatively affect our borrowers’ ability to repay their loans on a timely basis.  If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable or worsen, our business may not be successful. A continued economic downturn would likely lead to a deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current economic conditions as a whole, or in our geographic market areas, do not improve, borrowers may be less likely to repay their loans as scheduled or at all.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected.

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

Material additions to our allowance for loan losses to reflect the risk of additional unpaid loans also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges.  We may be required to record future impairment charges on our investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on the Company’s liquidity and its ability to pay dividends to shareholders and could also negatively impact its regulatory capital ratios and result in the Bank not being classified as “well capitalized” for regulatory purposes.

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

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our president and chief executive officer and our executive vice president that each contain a non-compete provision, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

In addition, because of our participation in the CPP, we are subject to standards on compensation paid to our executives imposed by the Treasury.  The standards include (1) limits on compensation that exclude incentives for the Company’s Senior Executive Officers to take unnecessary and excessive risks that threaten the value of the Company; (2) a provision for the recovery of any bonus, retention award, or incentive compensation paid to the Company’s Senior Executive Officers or to any of the Company’s next twenty most highly compensated employees based on certain financial statements or other criteria that are later found to be materially inaccurate; (3) a prohibition on the Company from making any payments to the Senior Executive Officers or to any of the next five most highly compensated employees for departure from the Company for any reason, except for payments for services performed or benefits accrued; (4) a prohibition on the Company’s ability to pay bonuses and certain other compensation to the Company’s Chief Executive Officer, except with respect to certain restricted stock awards or to the extent that a bonus is required by a valid employment contract; (5) a prohibition on any compensation plan that would encourage manipulation of the Company’s reported earnings for the purposes of enhancing employee compensation; (6) a requirement for the Company’s Chief Executive Officer and Chief Financial Officer to provide certain certifications regarding the foregoing; (7) certain requirements with respect to the Company’s Personnel and Compensation Committee; (8) a requirement to adopt a company-wide policy regarding excessive or luxury expenditures; (9) a requirement to permit a nonbinding “say on pay” shareholder vote to be included in the Company’s proxy statement with respect to an annual meeting of stockholders; and (10) authorizing the Secretary of the U.S. Treasury to review certain compensation paid to the Company’s Senior Executive Officers and the next 20 most highly-compensated employees to determine whether any such payments were inconsistent with the purposes of the foregoing.   Since these restrictions apply until the Treasury no longer holds any of the Series A Preferred Stock or Warrant, we could potentially be subject to these restrictions indefinitely.  These restrictions could limit our ability to attract and retain key managerial talent.

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

If external funds were not available, this could adversely impact our growth and prospects.  We rely on retail deposits, brokered deposits, the amortization and prepayment of loans, the maturity and calls of investment securities, our operations and advances from the FHLB of Des Moines to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Des Moines or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized” we will be unable to continue with uninterrupted access to the brokered funds markets. In addition, certain Federal Home Loan Banks have experienced lower earnings from time to time and paid out lower dividends to its members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, require additional capital contributions by its member banks, and reduce or eliminate the dividend paid by the FHLB of Des Moines. Should this occur, we could have difficulty meeting our short term liquidity needs and the Bank’s net interest income could be affected.  In addition, future problems at the Federal Home Loan Banks could also cause the value of the equity investment we have in the stock of FHLB of Des Moines to decline or become impaired.  As of December 31, 2009, we held approximately $3.9 million in FHLB of Des Moines stock, representing approximately 0.86 percent of our total assets.

We may not be able to raise capital in the future on acceptable terms or at all.  We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources, in part as a result of the sale of the Series A Preferred Stock to the Treasury, will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

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

Our prior branch expansion may reduce our short-term profitability due to one-time fixed expenses coupled with low levels of income earned by the branch until its customer base is built.  We opened a new branch in West Des Moines, Iowa in 2006 and may open additional new branches in the future.  The expense associated with building and staffing new branches will significantly increase our noninterest expense, with compensation and occupancy costs constituting the largest amount of increased costs. Losses are expected from new branches for some time as the expenses associated with them are largely fixed and typically greater than the income earned as a branch builds up its customer base. There can be no assurance that our branch expansion strategy will result in increased earnings, or that it will result in increased earnings within a reasonable period of time. We expect that the success of our branching strategy will depend largely on the ability of our staff to market the deposit and loan products offered by us.

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

The Company conducts its business through its main office located in Fort Dodge, Iowa and ten full-service offices located in Fort Dodge (2), Nevada, Ames, Perry, Ankeny, Clive, West Des Moines, Burlington (2) and Mount Pleasant, Iowa. The following table sets forth certain information concerning the main office and each branch office of the Company and the offices of First Iowa Title Services at December 31, 2009.  In addition to the properties listed below, First Federal Investments owned land and an office building in Fort Dodge, Iowa, Northridge Partnership owned a multifamily apartment building in Fort Dodge, Iowa and Northridge Partnership II owned a multifamily apartment building in Fort Dodge, Iowa at December 31, 2009.

Location	Opening Date	Own/Lease Expiration Date

Main Office:
825 Central Avenue	1973	Own
Fort Dodge, Iowa

Branch Offices:
201 South 25th Street	1977	Own
Fort Dodge, Iowa

404 Lincolnway	1977	Own
Nevada, Iowa

316 South Duff	1995	Own
Ames, Iowa

1111-141st Street	1999	Own
Perry, Iowa

321 North Third Street	1953	Own
Burlington, Iowa

1010 North Roosevelt	1975	Own
Burlington, Iowa

102 South Main	1991	Own
Mount Pleasant, Iowa

2110 SE Delaware	2002	Own
Ankeny, Iowa

13150 Hickman Road	2003	Own
Clive, Iowa

120 South 68th Street	2006	Own
West Des Moines, Iowa

First Iowa Title Offices:
628 Central Avenue	1982	Own
Fort Dodge, Iowa

814 8th Street	1994	2010
Boone, Iowa

ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is incorporated herein by reference to pages 19 through 21 of the Company’s 2009 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and page 32 “Shareholder Information,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.  See Part II, Item 12, for the equity compensation plan information required by this Item.

There were no purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2009.  As of December 31, 2009, there were 64,250 shares of common stock that may yet be purchased as part of the Company’s previously publicly announced repurchase plan.  However, as a result of participating in the TARP CPP, the Company is currently restricted from repurchasing its common stock without prior consent of the Treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to page 4 of the Company’s 2009 Annual Report to Shareholders under the heading “Selected Financial Data,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 7 through 21 of the Company’s 2009 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to pages 22 through 29 of the Company’s 2009 Annual Report to Shareholders under the heading “Quantitative and Qualitative Disclosures about Market Risk,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to pages 36 through 81 of the Company’s 2009 Annual Report to Shareholders under the headings “Independent Auditor’s Report,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over the Company’s financial reporting is a process designed under the supervision of the Chief Executive Officer and Interim Principal Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2009, the internal control over financial reporting was effective.

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

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation, with the participation of the Chief Executive Officer and Interim Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  The disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Interim Principal Accounting Officer concluded, as of December 31, 2009, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

Information regarding directors and executive officers of the Registrant is included under the headings “Information with Respect to Nominees and Continuing Directors,” “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers Who Are Not Directors or Nominees,” “Board and Committee Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2010, which has been filed with the SEC and is incorporated herein by reference.

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

Information relating to executive compensation is included under the heading “Executive Compensation” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2010, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings “Principal Shareholders of the Company” and “Security Ownership of Management” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2010, which has been filed with the SEC and is incorporated herein by reference.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2009.

			Number of securities
			remaining available for future
	Number of securities		issuance under equity
	to be issued upon	Weighted-average	compensation plans
Plan category	exercise of outstanding	exercise price of	(excluding securities reflected
	options	outstanding options	in column (a))
	a	b	c

Equity compensation plans approved by security holders	48,200	29.10	110,605

Equity compensation plans not approved by security holders (1)	17,000	38.38	-

Total	65,200	31.52	110,605

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

Information regarding certain relationships and related transactions is included under the heading “Transactions with Certain Related Persons” and “Board of Directors and Management” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2010, which has been filed with the SEC and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the aggregate fees billed for each of the last two fiscal years by the Company’s principal accountant is included under the heading “Principal Accountant Fees and Services” and “Audit Committee Preapproval Policy” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 23, 2010, which has been filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Schedules and Exhibits

1.
The consolidated statements of financial condition of North Central Bancshares, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2009, 2008 and 2007, together with the related notes and the report of the independent registered public accounting firm of McGladrey & Pullen, LLP are incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

2.	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	See Exhibit Index on following page.

(b)	Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)

3.2	Bylaws of North Central Bancshares, Inc., as amended	(3)

3.3	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock	(4)

4.1	Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)	(2)

4.3	Specimen Stock Certificate of North Central Bancshares, Inc.	(2)

4.4	Bylaws of First Federal Savings Bank of Iowa, as amended	(3)

4.5	Specimen of stock certificate representing Series A Preferred Stock.	(5)

4.6	Warrant to Purchase up to 99,157 shares of Common Stock.	(5)

10.1	Tax Allocation Agreement between North Central Bancshares, Inc. and Subsidiaries	(3)

10.2+	North Central Bancshares, Inc. 1996 Stock Option Plan	(6)

10.3+	Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan	(7)

10.4+	Form of Stock Option Agreement	(8)

10.5+	Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(2)

10.5A+	Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(9)

10.5B+	Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(9)

10.6+	ESOP Loan Documents, dated September 3, 1996	(10)

10.7+	Employment Agreement between First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and David M. Bradley, amended and restated as of December 14, 2007	(11)

10.8+	Form of Employment Agreement between North Central Bancshares, Inc. and David M. Bradley, amended and restated as of December 14, 2007	(11)

10.9+	Employment Agreement between First Federal Savings Bank of Iowa and C. Thomas Chalstrom, amended and restated as of December 14, 2007	(11)

10.10+	Employment Agreement North Central Bancshares, Inc. and C. Thomas Chalstrom, amended and restated as of December 14, 2007	(11)

10.11+	Employment Agreement between First Federal Savings Bank of Iowa and Kyle C. Cook	(11)

10.12+	Employment Agreement between North Central Bancshares, Inc. and Kyle C. Cook	(11)

10.13+	Amended and Restated Retention Agreement between First Federal Savings Bank of Iowa and Kirk A. Yung	(11)

10.14+	North Central Bancshares, Inc. 2006 Stock Incentive Plan	(12)

10.15+	North Central Bancshares, Inc. 2006 Incentive Award Plan	(13)

10.16+	Form of Restricted Stock Award Notice	(14)

10.17+	Novation of Employment Agreements	(15)

Exhibit No.	Description	Reference No.
10.18	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.	(5)

10.19	Form of Waiver, executed by each of David M. Bradley, Kyle C. Cook, C. Thomas Chalstrom, and Kirk A. Yung.	(5)

10.20+	Form of Omnibus Amendment Agreement, executed by each of David M. Bradley, Kyle C. Cook, C. Thomas Chalstrom, and Kirk A. Yung.	(5)

10.21+	First Federal Savings Bank of Iowa Supplemental Retirement and Deferred Compensation Plan, as amended and restated effective January 1, 2005.	(16)

10.22+	Resignation, Settlement, and Release Agreement dated as of December 31, 2009 between First Federal Savings Bank of Iowa and Kyle C. Cook.	*

10.22+	Consulting Services Agreement dated as of December 31, 2009 between First Federal Savings Bank of Iowa and Kyle C. Cook.	*

13.1	North Central Bancshares, Inc. 2009 Annual Report to Shareholders	(17)

14.1	Code of Ethics for Senior Financial Officers of North Central Bancshares, Inc.	(3)

21.1	Subsidiaries of the Registrant	*

23.1	Consent of McGladrey & Pullen, LLP	*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Principal Accounting Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Interim Principal Accounting Officer	*

99.1	Section 30.15 Certification	*

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

(1)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2009.

(2)	Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 filed with the SEC on December 18, 1995, as amended.

(3)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(4)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2009.

(5)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 15, 2009.

(6)	Incorporated herein by reference to Registration Statement No. 333-33089 on form S-8 filed with the SEC on August 7, 1997.

(7)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1998.

(8)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 3, 2007.

(9)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2002.

(10)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1997.

(11)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on December 20, 2007.

(12)	Incorporated herein by reference to Registration Statement No. 333-133810 on form S-8 filed with the SEC on May 4, 2006.

(13)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2006.

(14)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

(15)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007.

(16)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 27, 2009.

(17)	Incorporated herein by reference to the Annual Report on Form ARS filed with the SEC on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Central Bancshares, Inc.

Date: March 12, 2010	/s/ David M. Bradley
By: David M. Bradley
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David M. Bradley	President, Chief Executive Officer, Director,	03/12/10
David M. Bradley	and Chairman of the Board
(Principal Executive Officer)

/s/ Craig A. Steen	Interim Principal Accounting Officer	03/12/10
Craig A. Steen

/s/ Robert H. Singer, Jr.	Director	03/12/10
Robert H. Singer, Jr.

/s/ Melvin R. Schroeder	Director	03/12/10
Melvin R. Schroeder

/s/ Mark M. Thompson	Director	03/12/10
Mark M. Thompson

/s/ Randall L. Minear	Director	03/12/10
Randall L. Minear

/s/ Paul F. Bognanno	Director	03/12/10
Paul F. Bognanno

/s/ C. Thomas Chalstrom	Director	03/12/10
C. Thomas Chalstrom