Form 10-K/A
period 2009-12-31
NORTH CENTRAL BANCSHARES INC
filed 2010-03-24
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from ___________ to _________

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
2.          Portions of the 2009 Annual Report to Shareholders are incorporated by reference to Items 5, 6, 7, 7A and 8 of Part II hereof.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”) is being filed to file Exhibit Numbers 10.22 and 10.23, which were inadvertently omitted from the Original Filing.  No other changes have been made to the Original Filing.

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

2.	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	See Exhibit Index on following page.

(b)           Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)

3.2	Bylaws of North Central Bancshares, Inc., as amended	(3)

3.3	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock	(4)

4.1	Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)	(2)

4.3	Specimen Stock Certificate of North Central Bancshares, Inc.	(2)

4.4	Bylaws of First Federal Savings Bank of Iowa, as amended	(3)

4.5	Specimen of stock certificate representing Series A Preferred Stock.	(5)

4.6	Warrant to Purchase up to 99,157 shares of Common Stock.	(5)

10.1	Tax Allocation Agreement between North Central Bancshares, Inc. and Subsidiaries	(3)

10.2+	North Central Bancshares, Inc. 1996 Stock Option Plan	(6)

10.3+	Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan	(7)

10.4+	Form of Stock Option Agreement	(8)

10.5+	Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(2)

10.5A+	Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(9)

10.5B+	Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(9)

10.6+	ESOP Loan Documents, dated September 3, 1996	(10)

10.7+	Employment Agreement between First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and David M. Bradley, amended and restated as of December 14, 2007	(11)

10.8+	Form of Employment Agreement between North Central Bancshares, Inc. and David M. Bradley, amended and restated as of December 14, 2007	(11)

10.9+	Employment Agreement between First Federal Savings Bank of Iowa and C. Thomas Chalstrom, amended and restated as of December 14, 2007	(11)

10.10+	Employment Agreement North Central Bancshares, Inc. and C. Thomas Chalstrom, amended and restated as of December 14, 2007	(11)

10.11+	Employment Agreement between First Federal Savings Bank of Iowa and Kyle C. Cook	(11)

10.12+	Employment Agreement between North Central Bancshares, Inc. and Kyle C. Cook	(11)

10.13+	Amended and Restated Retention Agreement between First Federal Savings Bank of Iowa and Kirk A. Yung	(11)

10.14+	North Central Bancshares, Inc. 2006 Stock Incentive Plan	(12)

10.15+	North Central Bancshares, Inc. 2006 Incentive Award Plan	(13)

10.16+	Form of Restricted Stock Award Notice	(14)

10.17+	Novation of Employment Agreements	(15)

Exhibit No.	Description	Reference No.
10.18	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury.	(5)

10.19	Form of Waiver, executed by each of David M. Bradley, Kyle C. Cook, C. Thomas Chalstrom, and Kirk A. Yung.	(5)

10.20+	Form of Omnibus Amendment Agreement, executed by each of David M. Bradley, Kyle C. Cook, C. Thomas Chalstrom, and Kirk A. Yung.	(5)

10.21+	First Federal Savings Bank of Iowa Supplemental Retirement and Deferred Compensation Plan, as amended and restated effective January 1, 2005.	(16)

10.22+	Resignation, Settlement, and Release Agreement dated as of December 31, 2009 between First Federal Savings Bank of Iowa and Kyle C. Cook.	*

10.23+	Consulting Services Agreement dated as of December 31, 2009 between First Federal Savings Bank of Iowa and Kyle C. Cook.	*

13.1	North Central Bancshares, Inc. 2009 Annual Report to Shareholders	(17)

14.1	Code of Ethics for Senior Financial Officers of North Central Bancshares, Inc.	(3)

21.1	Subsidiaries of the Registrant	(18)

23.1	Consent of McGladrey & Pullen, LLP	(18)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Interim Principal Accounting Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	(18)

32.2	Section 1350 Certification of Interim Principal Accounting Officer	(18)

99.1	Section 30.15 Certification	(18)

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

(1)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2009.

(2)	Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 filed with the SEC on December 18, 1995, as amended.

(3)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(4)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2009.

(5)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 15, 2009.

(6)	Incorporated herein by reference to Registration Statement No. 333-33089 on form S-8 filed with the SEC on August 7, 1997.

(7)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1998.

(8)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 3, 2007.

(9)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2002.

(10)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1997.

(11)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on December 20, 2007.

(12)	Incorporated herein by reference to Registration Statement No. 333-133810 on form S-8 filed with the SEC on May 4, 2006.

(13)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2006.

(14)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

(15)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007.

(16)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 27, 2009.

(17)	Incorporated herein by reference to the Annual Report on Form ARS filed with the SEC on March 12, 2010.

(18)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 12, 2010.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Central Bancshares, Inc.

Date: March 24, 2010	/s/ David M. Bradley By: David M. Bradley Chairman, President and Chief Executive Officer