Form 10-Q
period 2010-03-31
NORTH CENTRAL BANCSHARES INC
filed 2010-05-14
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

Commission File Number:	0-27672

NORTH CENTRAL BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Iowa	42-1449849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

825 Central Avenue, Fort Dodge, Iowa	50501
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2010
Common Stock, $.01 par value	1,351,448

NORTH CENTRAL BANCSHARES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Cash and due from banks:
Interest-bearing	$17,053,043	$12,804,849
Noninterest-bearing	5,891,892	8,961,321
Total cash and cash equivalents	22,944,935	21,766,170
Investments in certificates of deposit	4,176,000	-
Securities available-for-sale	29,464,870	23,175,201
Federal Home Loan Bank stock, at cost	3,549,100	3,924,700
Loans receivable, (net of allowance for loan loss of $7,760,897 and $7,170,595 respectively)	362,167,774	374,854,993
Loans held for sale	515,765	1,333,933
Accrued interest receivable	1,872,586	1,867,970
Foreclosed real estate	1,471,345	1,709,128
Premises and equipment, net	11,778,821	11,882,839
Rental real estate	2,213,413	2,243,704
Title plant	671,704	671,704
Deferred taxes	2,491,676	2,230,971
Bank-owned life insurance	5,603,424	5,543,681
Prepaid FDIC assessment	1,742,922	1,877,699
Prepaid expenses and other assets	1,763,655	1,928,266

Total assets	$452,427,990	$455,010,959

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$342,107,213	$334,813,060
Borrowed funds	57,500,000	66,500,000
Advances from borrowers for taxes and insurance	991,944	1,792,790
Accrued expenses and other liabilities	3,094,242	3,626,291

Total liabilities	403,693,399	406,732,141

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000 shares; at March 31, 2010 and at December 31, 2009 10,200 shares were issued and outstanding	10,123,190	10,118,581
Common stock ($.01 par value, authorized 15,500,000 shares; at March 31, 2010 and at December 31, 2009 1,348,448 shares were issued and outstanding	13,479	13,471
Additional paid-in capital	18,022,575	18,009,468
Retained earnings, substantially restricted	20,407,813	19,924,798
Accumulated other comprehensive gain	167,534	212,500

Total stockholders' equity	48,734,591	48,278,818

Total liabilities and stockholders' equity	$452,427,990	$455,010,959

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Interest income:
Loans receivable	$5,553,110	$6,185,217
Securities and cash deposits	234,676	280,578
	5,787,786	6,465,795

Interest expense:
Deposits	1,327,510	2,069,556
Borrowed funds	694,595	998,437
	2,022,105	3,067,993

Net interest income	3,765,681	3,397,802

Provision for loan losses	800,000	160,000
Net interest income after provision for loan losses	2,965,681	3,237,802

Noninterest income:
Fees and service charges	1,076,762	1,048,400
Abstract fees	142,621	216,752
Mortgage banking income	112,187	314,743
Loan prepayment fees	10,079	12,654
Other income	322,948	371,239

Total noninterest income	1,664,597	1,963,788

Investment securities gains (losses), net:
Total other-than-temporary impairment losses	-	-
Portion of loss recognized in other comprehensive income (loss) before taxes	-	-
Net impairment losses recognized in earnings	-	-
Realized securities gains (losses), net	7,652	(10,342)
Total securities gains (losses), net	7,652	(10,342)

Noninterest expense:
Compensation and employee benefits	1,889,859	1,867,385
Premises and equipment	501,090	486,632
Data processing	213,123	208,673
FDIC insurance expense	143,817	99,219
Other expenses	1,004,933	1,393,391

Total noninterest expense	3,752,822	4,055,300

Income before income taxes	885,108	1,135,948

Provision for income taxes	256,500	354,300

Net income	$628,608	$781,648

Preferred stock dividends and accretion of discount	$132,109	$119,126

Net income available to common stockholders	$496,499	$662,522

Basic earnings per share	$0.37	$0.49

Dilluted earnings per share	$0.37	$0.49

Dividends declared per common share	$0.01	$0.01

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2009 and 2010
(Unaudited)

						Accumulated
				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	Earnings	Income	Equity

Balance, January 1, 2009		$-	$13,421	$17,819,096	$17,240,779	$138,847	$35,212,143
Comprehensive income:
Net income	$781,648	-	-	-	781,648	-	781,648
Other comprehensive income, net of reclassification adjustment and tax	131,057	-	-	-	-	131,057	131,057
Total comprehensive income	$912,705
Dividends on preferred stock		-	-	-	(51,000)	-	(51,000)
Dividends on common stock		-	-	-	(13,435)	-	(13,435)
Employee stock-based compensation		-	7	32,025	-	-	32,032
Issuance of preferred stock and common stock warrant		10,100,732	-	99,268	-	-	10,200,000
Accretion of discount on preferred stock		4,376	-	-	(4,376)	-	-
Balance, March 31, 2009		$10,105,108	$13,428	$17,950,389	$17,953,616	$269,904	$46,292,445

Balance, January 1, 2010		$10,118,581	$13,471	$18,009,468	$19,924,798	$212,500	$48,278,818
Comprehensive income:
Net income	$628,608	-	-	-	628,608	-	628,608
Other comprehensive (loss), net of reclassification adjustment and tax	(44,966)	-	-	-	-	(44,966)	(44,966)
Total comprehensive income	$583,642
Dividends on preferred stock		-	-	-	(127,500)	-	(127,500)
Dividends on common stock		-	-	-	(13,484)	-	(13,484)
Employee stock-based compensation		-	8	13,107	-	-	13,115
Accretion of discount on preferred stock		4,609	-	-	(4,609)	-	-
Balance, March 31, 2010		$10,123,190	$13,479	$18,022,575	$20,407,813	$167,534	$48,734,591

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$628,608	$781,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	800,000	160,000
Depreciation	236,067	225,087
Amortization and accretion	45,866	98,861
Deferred taxes	(238,000)	459,500
Stock-based compensation	13,115	32,032
(Gain) on sale of foreclosed real estate and loans, net	(82,580)	(336,735)
Write-down of other real estate owned	9,958	84,463
(Gain) loss on sale of investments	(7,652)	10,342
Increase in value of bank-owned life insurance	(59,743)	(60,765)
Proceeds from sales of loans held-for-sale	6,333,825	24,847,944
Originations of loans held-for-sale	(5,403,470)	(24,153,162)
Change in assets and liabilities:
Accrued interest receivable	(4,616)	57,053
Prepaid expenses and other assets	330,085	(523,294)
Accrued expenses and other liabilities	(516,380)	(784,108)

Net cash provided by operating activities	2,085,083	898,866

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	11,500,458	7,043,206
Purchase of loans	-	(855,519)
Purchase of investments in certificates of deposit	(4,176,000)	-
Purchase of securities available-for-sale	(7,523,828)	(3,824,364)
Proceeds from sale of securities available-for-sale	207,732	332,000
Proceeds from maturities and calls of securities available-for-sale	925,066	1,317,165
Proceeds from redemption of Federal Home Loan Bank stock	375,600	-
Purchase of Federal Home Loan Bank stock	-	(46,600)
Purchase of premises, equipment and rental real estate	(101,758)	(226,906)
Net proceeds from sale of foreclosed real estate	547,574	133,012

Net cash provided by investing activities	1,754,844	3,871,994

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,294,153	304,927
Net (decrease) in advances from borrowers for taxes and insurance	(800,846)	(835,009)
Payments of other borrowed funds	(9,000,000)	(4,507,651)
Proceeds from issuance of preferred stock and common stock warrant	-	10,200,000
Common and preferred dividends paid	(154,469)	(64,435)

Net cash provided by (used in) financing activities	(2,661,162)	5,097,832

Net increase in cash	1,178,765	9,868,692

CASH AND DUE FROM BANKS
Beginning	21,766,170	16,281,644
Ending	$22,944,935	$26,150,336

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)	Three Months Ended
	March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$1,324,824	$2,180,233
Interest paid on borrowings	694,595	998,437
Income taxes	184,591	(7,727)

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING, INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$362,092	$59,204

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The consolidated condensed financial statements for the three month periods ended March 31, 2010 and 2009 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expense during the reporting periods.  Significant estimates include the determination of the allowance for loan losses, other-than-temporary declines in the fair value of securities, and fair value measurements.  Actual results could differ from those estimates.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

2.           EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings per common share reflects the potential dilution that would occur if the Company’s outstanding stock options and warrant were exercised and converted into common stock and the Company’s outstanding restricted stock was vested.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding stock options and warrants are exercised.  The incremental shares issuable upon exercise of the stock options and warrant, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2010 and 2009 is presented below.

	Three Months Ended March 31,
	2010	2009
Basic earnings per common share:
Net Income	$628,608	$781,648
Preferred stock dividends and accretion of discount	132,109	119,126
Net income available to common stockholders	$496,499	$662,522
Weighted average common shares outstanding - basic	1,344,948	1,340,148
Basic earnings per common share	$0.37	$0.49

Diluted earnings per common share:
Net income available to common stockholders	496,499	662,522
Weighted average common shares outstanding - basic	1,344,948	1,340,148
Effect of dilutive securities:
Stock Options[1]	-	-
Restricted Stock	3,500	3,300
Common stock warrant[2]	-	-
Total diluted average common shares issued and outstanding	1,348,448	1,343,448
Diluted earnings per common share	$0.37	$0.49

1For the periods ending March 31, 2010 and 2009, the stock options to purchase common stock totaled 65,200 shares and 73,400 shares respectively. These remaining shares were not dilutive due to the exercise price of the options exceeding the average closing price of the Company's common stock.
2The average closing price of the Company's common stock for the three months ended March 31, 2010 and 2009 was $14.98 and $10.73, respectively.  This was less than the $15.43 exercise price of the common stock warrant to purchase 99,157 shares of common stock, therefore, the warrant was not dilutive.

3.           SECURITIES

Securities available-for-sale as of March 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
State and local obligations	$4,085,529	$82,180	$(1,726)	$4,165,983
Mortgage-backed securities(1)	12,569,857	281,456	(28,006)	12,823,307
U.S. Government agencies	12,542,284	12,489	(79,193)	12,475,580
Total	$29,197,670	$376,125	$(108,925)	$29,464,870

Securities available-for-sale as of December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Equity securities, mutual fund	$200,080	$6,801	$-	$206,881

Debt securities:
State and local obligations	4,215,913	112,114	(1,530)	4,326,497
Mortgage-backed securities (1)	10,872,331	302,038	(9,056)	11,165,313
U.S. Government agencies	7,552,007	5,163	(80,660)	7,476,510
	22,640,251	419,315	(91,246)	22,968,320
Total	$22,840,331	$426,116	$(91,246)	$23,175,201

(1) All mortgage backed securities consist of securities issued by FNMA, FHLMC or GNMA.

Gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2010 and December 31, 2009, are summarized as follows:

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$-	$-	$223,274	$(1,726)	$223,274	$(1,726)
Mortgage-backed securities	1,984,983	(28,006)	-	-	1,984,983	(28,006)
U.S. Government agencies	11,421,867	(79,193)	-	-	11,421,867	(79,193)
Total	$13,406,850	$(107,199)	$223,274	$(1,726)	$13,630,124	$(108,925)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$353,470	$(1,530)	$-	$-	$353,470	$(1,530)
Mortgage-backed securities	1,013,063	(9,056)	-	-	1,013,063	(9,056)
U.S. Government agencies	3,919,340	(80,660)	-	-	3,919,340	(80,660)
Total	$5,285,873	$(91,246)	$-	$-	$5,285,873	$(91,246)

The unrealized losses for the above investment securities are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.  In addition, the Company does not have the intent to sell these investment securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery.

The amortized cost and fair value of debt securities as of March 31, 2010 by contractual maturity is shown below.  Certain securities have call features, which allow the issuer to call the security prior to maturity.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Debt Securities Available-for-Sale
	March 31, 2010
	Amortized
	Cost	Fair Value

Due in one year or less	$225,000	$223,274
Due from one to five years	5,751,503	5,721,948
Due from five to ten years	9,112,175	9,132,708
Due over 10 years	1,539,135	1,563,633
Mortgage-backed securities	12,569,857	12,823,307
	$29,197,670	$29,464,870

The following is a summary of securities sold, excluding the sale of Federal Home Loan Bank (“FHLB”) stock:

	Three Months Ended March 31,
	2010			2009
	Net Proceeds			Net Proceeds
	from Sale	Gain	(Loss)	from Sale	Gain	(Loss)
Equity securities:
Mutual funds	$207,732	$7,652	$-	$250,000	$-	$(10,342)
FHLMC preferred stock	-	-	-	82,000	-	-
	$207,732	$7,652	$-	$332,000	-	$(10,342)

4.           OTHER COMPREHENSIVE INCOME (LOSS)

Under FASB guidance on other than temporary impairment (OTTI), credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the reduction in fair value is recorded in other comprehensive income (loss).  The Company’s other component of other comprehensive income (loss) consists of the unrealized holding gains and losses on available for sale investment securities which are considered temporary in nature.

The components of other comprehensive income (loss), presented net of taxes for the three months ended March 31, 2010 and 2009, are as follows:

	Three Months Ended March 31,
	2010	2009
Other comprehensive income:

Securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding gain/(loss) arising during the period	$851	$(47,533)
(Gain)/loss recognized in earnings	(7,652)	10,342
Net unrealized gain on securities with other-than-temporary impairment before tax expense	(6,801)	(37,191)
Tax expense	-	-
Net unrealized (losses) on securities with other-than-temporary impairment, net of tax in other comprehensive income (loss)	(6,801)	(37,191)

Other securities:
Unrealized holding gains (losses) arising during the period	(60,870)	268,337
Realized net (gains) losses recognized into net income (loss)	-	-
Net unrealized gains (losses) on other securities before tax (expense) benefit	(60,870)	268,337
Tax (expense) benefit	22,705	(100,089)
Net unrealized gains (losses) on other securities, net of tax in other comprehensive income (loss)	(38,165)	168,248
Total comprehensive income (loss)	$(44,966)	$131,057

The components of accumulated other comprehensive income, presented net of taxes, are shown in the following table:

	March 31, 2010	December 31, 2009
Accumulated other comprehensive income:

Unrealized gains on available for sale securities for which a port of other- than-temporary impairment has been recorded in earnings, net of tax of $0 at March 31, 2010 and December 31, 2009	$-	$6,801

Unrealized gains on available for sale securities which are not other-than- temporarily impaired, net of tax of $99,665 and $122,370 at	167,534	205,699
March 31, 2010 and December 31, 2009, respectively	$167,534	$212,500

5.           FAIR VALUE

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expand disclosures about fair value measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at March 31, 2010.  The Company’s securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as other real estate owned and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

In accordance with ASC 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.  These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include the use of option pricing models, discounted cash flow models, and similar techniques.  The results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability.

Fair value measurements for assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2010
	(dollars in thousands)
	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale
State and local obligations	$-	$4,166	$-	$4,166
Mortgage-backed securities	-	12,823	-	12,823
U.S. Government agencies	-	12,476	-	12,476
Total securities available-for-sale	$-	$29,465	$-	$29,465

	Fair Value Measurements at December 31, 2009
	(dollars in thousands)
	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale
Equity securities, mutual fund	$207	$-	$-	$207
State and local obligations	-	4,326	-	4,326
Mortgage-backed securities	-	11,165	-	11,165
U.S. Government agencies	-	7,477	-	7,477
Total securities available-for-sale	$207	22,968	-	23,175

At December 31, 2009, a portion of the securities available-for-sale portfolio was an equity security consisting of a mortgage bond mutual fund investment.  The fair value used by the Company represents quoted market prices for the identical securities (Level 1 inputs).  This security was sold during the first quarter of 2010.

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

Fair value measurements for assets measured at fair value on a non recurring basis are as follows:

	Fair Value Measurements at March 31, 2010
	(dollars in thousands)
	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired loans	$-	$-	$9,746	$9,746
Foreclosed real estate	-	-	1,471	1,471
Total	$-	$-	$11,217	$11,217

	Fair Value Measurements at December 31, 2009
	(dollars in thousands)
	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired loans	$-	$-	$8,435	$8,435
Foreclosed real estate	-	-	1,709	1,709
Total	$-	$-	$10,144	$10,144

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

Foreclosed real estate is initially recorded at fair value less estimated selling costs.  Subsequently it is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals or listing prices.  Estimated fair values may be adjusted by management to reflect current economic and market conditions and, as such, are classified as Level 3.

Fair Value Disclosures

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

Investments in certificates of deposit:  The carrying amount of investments in certificates of deposit represents the fair value due to the short term nature of the investments.

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

Commitments to extend credit:  The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.  At March 31, 2010 and December 31, 2009 the carrying amount and fair value of the commitments were not significant.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(nearest 000)		(nearest 000)
Financial assets:
Cash and due from banks	$22,944,935	$22,945,000	$21,766,170	$21,766,000
Investments in certificates of deposit	4,176,000	4,176,000	-	-
Securities available-for-sale	29,464,870	29,465,000	23,175,201	23,175,000
FHLB stock	3,549,100	3,549,000	3,924,700	3,925,000
Loans, net	362,167,774	371,512,000	374,854,993	384,950,000
Loans held for sale	515,765	516,000	1,333,933	1,334,000
Accrued interest receivable	1,872,586	1,873,000	1,867,970	1,868,000
Financial liabilities:
Deposits	342,107,213	345,787,000	334,813,060	338,105,000
Borrowed funds	57,500,000	59,576,000	66,500,000	69,132,000
Accrued interest payable	333,490	333,000	330,804	331,000

6.           OPERATING SEGMENTS

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker.  The Company has determined that it has two reportable segments:  a traditional banking segment and a nonbank segment.  The traditional banking segment consists of the Company and its banking subsidiary, First Federal Savings Bank of Iowa (the “Bank”).  The Bank operates as a federal savings bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The nonbank segment, which is set forth under the caption “All Others” below, consists of the operations of the subsidiaries under the Bank, and includes real estate abstracting services, insurance and investment services, and ownership of low-income housing tax credit apartment complexes.

Transactions between affiliates, the resulting revenues of which are shown in the inter-segment revenue category, are conducted at market prices that would be paid if the companies were not affiliates.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$5,787,786	$-	$5,787,786	$6,465,795	$-	$6,465,795
Interest expense	1,994,037	28,068	2,022,105	3,038,694	29,299	3,067,993
Net interest income (loss)	3,793,749	(28,068)	3,765,681	3,427,101	(29,299)	3,397,802
Provision for loan losses	800,000	-	800,000	160,000	-	160,000
Net interest income (loss) after provision for loan losses	2,993,749	(28,068)	2,965,681	3,267,101	(29,299)	3,237,802
Noninterest income	1,240,943	423,654	1,664,597	1,442,974	520,814	1,963,788
Securities gains (losses), net	7,652	-	7,652	(10,342)	-	(10,342)
Noninterest expense	3,323,797	429,025	3,752,822	3,574,135	481,165	4,055,300
Income (loss) before income taxes	918,547	(33,439)	885,108	1,125,598	10,350	1,135,948
Provision for income taxes	263,700	(7,200)	256,500	339,700	14,600	354,300
Net income (loss)	$654,847	$(26,239)	$628,608	$785,898	$(4,250)	$781,648
Inter-segment revenue (expense)	$175,274	$(175,274)	$-	$195,194	$(195,194)	$-
Total assets	$448,802,731	$3,625,259	$452,427,990	$474,690,621	$3,865,677	$478,556,298
Total deposits	$342,107,213	$-	$342,107,213	$350,474,852	$-	$350,474,852

7.           DIVIDENDS

On February 26, 2010, the Company declared a cash dividend on its common stock, payable on April 2, 2010 to stockholders of record as of March 12, 2010, equal to $0.01 per share.  On February 15, 2010, the Company paid an aggregate cash dividend of $127,500 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Department of the Treasury.

8.           CURRENT ACCOUNTING DEVELOPMENTS

In June 2009, the FASB issued guidance on Accounting for Transfers of Financial Asset, to improve the reporting for the transfers of financial assets resulting from (1) practices that have developed that are not consistent with the original intent and key requirements of prior FASB guidance and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  The Company adopted this standard effective January 1, 2010.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two (2) in the reconciliation for fair value measurements using significant unobservable input (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure).  Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009.  The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.  The adoption of this portion of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

9.           RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders’ equity, to be consistent with the current period classification.

Item 2.  Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries, including the Bank, that are subject to various factors which could cause actual results to differ materially from these estimates, including those set forth in Part I, Item 1A — Risk Factors included in the Company’s 2009 Annual Report on Form 10-K.  These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments.  The Company’s actual results may differ from the results discussed in the forward-looking statements.  The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking financial statements contained herein.

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

Management believes the following were important factors in the Company’s performance during the quarter ended March 31, 2010:

•
The credit crisis affecting the financial markets and residential housing that began in 2007 turned out to be just the flashpoint for a severe and prolonged recession.  While recently published economic data indicates that the downturn may be easing, the current economic environment continues to affect the Company, the Bank, and the financial industry generally, and it is not clear when or at what speed the economy will recover.

•
The Company has taken significant steps to reduce the risk of additional loan losses.  Specifically, a senior credit administration position has been added to actively manage and monitor asset quality and problem loans.  During the quarter ended March 31, 2010 the Company increased its provision for loan losses to $800,000 compared to $160,000 in the quarter ended March 31, 2009.  The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses can not be eliminated.  The Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•
The level of non-performing assets as a percentage of total assets increased to 3.58% as of March 31, 2010 from 3.54% as of December 31, 2009.  The Company remains focused on credit quality and continues to take a pro-active approach to addressing and minimizing the financial impact of these assets.

•
The Company continues its focus on earnings through management of net interest margin, successfully increasing the margin to 3.53% for the quarter ended March 31, 2010 from 3.04% for the quarter ended March 31, 2009.

•
Capital remains strong, with stockholders’ equity as a percentage of total assets increasing to 10.77% at March 31, 2010 from 10.61% at December 31, 2009.  The Bank continues to be considered “well capitalized” under regulatory capital requirements with a total risk based capital ratio of 15.6% at March 31, 2010.

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

The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” of the Company’s 2009 Annual Report on Form 10-K.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to the allowance for loan losses and asset impairment judgments.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged off against the allowance for loan losses when management believes that collectibility of the principal is unlikely.  The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem credits.  On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors.  Qualitative factors include the general economic environment in the Company’s market area and the trends of those economic conditions.  To the extent that actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

Asset impairment judgments include evaluating the decline in fair value of available-for-sale securities below their cost.  Declines in fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the security and whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery.

FINANCIAL CONDITION

Total assets decreased $2.6 million, or 0.6%, to $452.4 million at March 31, 2010, from $455.0 million at December 31, 2009.  The decrease in assets was primarily due to a decrease in net loans receivable, offset in part by an increase in securities available-for-sale and investments in certificates of deposits.  The increase in investments in certificates of deposits was due to the purchase of $4.2 million of certificates of deposit of other financial institutions during the three months ended December 31, 2010.  The increase in securities available-for-sale was primarily due to the purchase of $7.5 million of securities for the three months ended March 31, 2010, offset in part by payments, maturities and the sale of securities in the 2010 period.  The increases in securities available for sale and investments in certificates of deposit were primarily funded by loan repayments and increases in deposits.

Net loans receivable decreased by $12.7 million, or 3.4%, to $362.2 million at March 31, 2010, from $374.9 million at December 31, 2009, primarily due to payments and prepayments of $23.2 million and loan sales of $6.3 million during the three months ended March 31, 2010. These payments, prepayments, and loan sales were offset in part by the origination of $11.8 million of first mortgage loans primarily secured by one-to-four family residences and commercial real estate, and the origination of $5.8 million of consumer loans during the three months ended March 31, 2010. The Company generally sells all fixed-rate residential loans originated with maturities of 15 years or more in the secondary mortgage market in order to reduce interest rate risk.

At March 31, 2010, net loans consisted of (i) $150.1 million of one-to-four family real estate representing a decrease of $1.9 million from December 31, 2009, (ii) $82.2 million of commercial real estate loans representing a decrease of $3.5 million for December 31, 2009, (iii) $58.5 million of multi-family real estate loans representing a decrease of $4.4 million from December 31, 2009, and (iv) $71.4 million of consumer loans representing a decrease of $2.9 million from December 31, 2009.  The decrease in the loan portfolio is primarily due to general decreases in demand for new loans and the Company’s curtailment of out of state lending.

At March 31, 2010, the Company’s loan portfolio included $104.0 million of loans secured by out of state properties, compared to $111.8 at December 31, 2009.  These loans represented 28.1% of the Company’s total loan portfolio at March 31, 2010 compared to 29.2% at December 31, 2009 and are primarily multifamily and commercial real estate loans.  There were no originations or purchase of loans secured by out of state properties during the three months ended March 31, 2010.  The Company has curtailed its out of state lending in the current economic environment.

The following table provides information regarding nonaccrual loans and nonperforming assets as of the dates indicated.

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

First mortgage loans:
One- to four-family residential	$4,290	$4,323
Multifamily and commercial properties	9,440	9,033
Consumer loans	980	993
Total nonaccrual loans	14,710	14,349

90 days past due loans (still accruing interest)	-	-
Other nonperforming loans	-	-
Total nonperforming loans	14,710	14,349

Total foreclosed real estate	1,471	1,709
Other nonperforming assets	36	42
Total nonperforming assets	$16,217	$16,100

Total nonaccrual loans to net loans receivable	4.06%	3.83%
Total nonaccrual loans to total assets	3.25%	3.15%
Total nonperforming assets to total assets	3.58%	3.54%

The allowance for loan loss was $7.8 million at March 31, 2010, compared to $7.2 million at December 31, 2009.  The allowance for loan losses at March 31, 2010 was 2.09% of loans and 52.76% of nonperforming loans, compared to 1.87% of loans and 49.97% of nonperforming loans at December 31, 2009, and 1.36% of loans and 56.31% of nonperforming loans at March 31, 2009.  Additions to the allowance for loan loss in the three months ended March 31, 2010 were due to a deterioration of economic conditions, downgrades in internal risk ratings, primarily in certain land and land development loans, reductions in appraised values, and higher levels of charge-offs.  Further deterioration in an impaired real estate development loan located in Florida contributed to the provision in the current quarter.  Nonperforming loans were $14.71 million, or 3.96% of total loans, at March 31, 2010, compared to $14.35 million, or 3.75% of total loans, at December 31, 2009, and $9.59 million or 2.40% of total loans at March 31, 2009. Foreclosed real estate increased to $1.47 million at March 31, 2010 from $1.05 million at March 31, 2009.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009, as well as other common ratios related to the allowance for loan losses.

	Three Months Ended March 31,
	2010	2009	Change
	(Dollars in thousands)
Balance at beginning of period	$7,171	$5,379	$1,792
Charge-offs	(214)	(117)	$(97)
Recoveries	4	3	$1
Net charge-offs	(210)	(114)	$(96)
Provision charged to operations	800	160	640
Balance at end of period	$7,761	$5,425	$2,336

Average loans outstanding	$376,160	$403,973

Ratio of net charge-offs during the period to average loans outstanding	0.06%	0.03%

The following table sets forth information with respect to the Company’s loan delinquencies.

	March 31, 2010			December 31, 2009
	Iowa	Out of State	Total	Iowa	Out of State	Total
	(Dollars in thousands)
One-to-four family mortgage loans:
Loans 60 to 89 days delinquent	$1,038	$-	$1,038	$1,555	$-	$1,555
Loans 90 days or more delinquent	2,676	-	2,676	2,823	-	2,823
Multifamily and commercial first mortgage loans:
Loans 60 to 89 days delinquent	-	593	593	-	-	-
Loans 90 days or more delinquent	5,344	2,394	7,738	5,873	4,660	10,533
Consumer loans:
Loans 60 to 89 days delinquent	208	-	208	292	-	292
Loans 90 days or more delinquent	942	-	942	993	-	993

The following table sets forth information with respect to the Company’s classified assets which include nonperforming loans, impaired loans and foreclosed real estate.

	March 31, 2010	December 31, 2009
	(Dollar In thousands)

Substandard assets	$21,834	$21,224
Doubtful assets	3,673	3,029
Loss assets	20	129
Total classified assets	$25,527	$24,382

Management believes that the allowance for loan losses was adequate as of March 31, 2010.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.

Deposits increased $7.3 million, or 2.2%, to $342.1 million at March 31, 2010, from $334.8 million at December 31, 2009, primarily reflecting increases in NOW and savings account balances of $7.3 million and $2.1 million, offset in part by decreases in noninterest bearing, money market and certificates of deposits balances of $600,000, $600,000 and $900,000, respectively.  NOW deposits increased primarily due to the Company’s promotion of F1Rst Perks which is a new deposit account introduced in late 2009 that offers a higher interest rate based on certain transactional activity.  Borrowings, primarily FHLB advances, decreased $9.0 million, or 13.5%, to $57.5 million at March 31, 2010, from $66.5 million at December 31, 2009. This decrease was due to the normal repayment of borrowings due to maturities which were not replaced because of growth in deposits and the decline in demand for new loans.

Total stockholders’ equity increased $400,000, or 0.8%, to $48.7 million at March 31, 2010, from $48.3 million at December 31, 2009, primarily due to earnings in the 2010 quarter, offset in part by dividends paid to stockholders.

The Office of Thrift Supervision (the “OTS”) requires the Bank to meet minimum tangible, leverage (core) and risk-based capital requirements.  As of March 31, 2010, the Bank exceeded all of its regulatory capital requirements.  The Bank’s required and actual capital levels as of March 31, 2010 and December 31, 2009 were as follows:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000's)		(000's)		(000's)
As of March 31, 2010:
Total Capital (to risk-weighted assets)	$48,989	15.6%	$25,087	8.0%	$31,359	10.0%
Tier I Capital (to risk-weighted assets)	45,104	14.4	12,543	4.0	18,815	6.0
Tier I (Core) Capital (to adjusted assets)	45,104	10.0	13,565	3.0	22,608	5.0
Tangible Capital (to adjusted assets)	45,104	10.0	6,782	1.5	-	-

As of December 31, 2009:
Total Capital (to risk-weighted assets)	$48,429	14.9%	$26,080	8.0%	$32,600	10.0%
Tier I Capital (to risk-weighted assets)	44,450	13.6	13,040	4.0	19,560	6.0
Tier I (Core) Capital (to adjusted assets)	44,450	9.8	13,636	3.0	22,727	5.0
Tangible Capital (to adjusted assets)	44,450	9.8	6,818	1.5	-	-

RESULTS OF OPERATIONS

The following table shows selected financial results and measures for the three months ended March 31, 2010, compared with the same periods in 2009.

	Three Months Ended March 31,
	2010	2009
Net income	$628,608	$781,648

Average assets	456,276,867	478,688,772
Average stockholders equity	48,640,617	44,995,388

Return on assets	0.55%	0.65%

Return on equity	5.17%	6.95%

Efficiency ratio	69.11%	75.63%

Definitions of ratios:
Return on assets - annualized net income divided by average assets.
Return on equity - annualized net income divided by average stockholders equity.
Efficiency ratio - noninterest expense divided by the sum of noninterest income plus net interest income.

Net Income.  Net income decreased by $153,000 to $629,000 for the quarter ended March 31, 2010, compared to $782,000 for the quarter ended March 31, 2009.  The decrease in net income was primarily due to an increase in provision for loan losses and decreases in noninterest income, offset in part by an increase in net interest income and a decrease in noninterest expense.

The following table sets forth certain information relating to the Company’s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  For purposes of this table, average balances were computed on a monthly basis.

Data for the three months ended March 31:
	Average Balance				Interest Income/Expense				Yield/Rate
	2010	2009	Change	Change-%	2010	2009	Change	Change-%	2010	2009	Change
Assets:
Interest-earning assets:
Loans	376,160,171	403,972,899	(27,812,728)	-6.88%	5,553,110	6,185,217	(632,107)	-10.22%	5.94%	6.15%	-0.21%
Securities available-for-sale	27,979,694	27,626,894	352,800	1.28%	221,556	274,024	(52,468)	-19.15%	3.17%	3.97%	-0.80%
Investments in certificates of deposit	644,710	-	644,710	100%	2,248	-	2,248	100%	1.41%	0.00%	100%
Interest-bearing cash	21,922,317	13,964,690	7,957,627	56.98%	10,872	6,554	4,318	65.88%	0.20%	0.19%	0.01%
Total interest-earning assets	426,706,892	445,564,483	(18,857,591)	-4.23%	5,787,786	6,465,795	(678,009)	-10.49%	5.45%	5.83%	-0.38%
Noninterest-earning assets	29,569,975	33,124,289	(3,554,314)	-10.73%
Total assets	456,276,867	478,688,772	(22,411,905)	-4.68%

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	117,147,812	93,556,212	23,591,600	25.22%	179,352	136,872	42,480	31.04%	0.62%	0.59%	0.03%
Savings	29,851,447	27,045,661	2,805,786	10.37%	14,760	15,943	(1,183)	-7.42%	0.20%	0.24%	-0.04%
Certificates of Deposit	174,797,944	209,812,863	(35,014,919)	-16.69%	1,133,398	1,916,741	(783,343)	-40.87%	2.63%	3.70%	-1.07%
Borrowed funds	63,001,854	81,052,122	(18,050,268)	-22.27%	694,595	998,437	(303,842)	-30.43%	4.47%	5.00%	-0.53%
Total interest-bearing liabilities	384,799,057	411,466,858	(26,667,801)	-6.48%	2,022,105	3,067,993	(1,045,888)	-34.09%	2.13%	3.02%	-0.89%
Noninterest-bearing liabilities	22,837,193	22,226,526	610,667	2.75%
Total liabilities	407,636,250	433,693,384	(26,057,134)	-6.01%
Equity	48,640,617	44,995,388	3,645,229	8.10%
Total liabilities and equity	456,276,867	478,688,772	(22,411,905)	-4.68%

Net interest income					3,765,681	3,397,802	367,879	10.83%

Net interest rate spread									3.32%	2.81%	0.51%
Net interest margin									3.53%	3.04%	0.49%

Ratio of average interest-earnings assets to average interest-bearing liabilities	110.89%	108.29%

Net Interest Income.  Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest income before provision for loan losses increased by $368,000, or 10.8%, to $3.77 million for the quarter ended March 31, 2010, from $3.40 million for the quarter ended March 31, 2009.  The increase was primarily due to an increase in net interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) and a decrease in the average balance of interest-bearing liabilities, offset in part by a decrease in the average balance of interest-earning assets.  The interest rate spread increased to 3.32% for the quarter ended March 31, 2010, from 2.81% for the quarter ended March 31, 2009.  The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Interest Income.  Interest income decreased by $678,000, or 10.5%, to $5.79 million for the quarter ended March 31, 2010, compared to $6.47 million for the quarter ended March 31, 2009.  The decrease in interest income was due to a decrease in the average balance of interest-earning assets and a decrease in the yield on interest-earning assets.  The average balance of interest-earning assets decreased $18.9 million to $426.7 million for the quarter ended March 31, 2010, from $445.6 million for the quarter ended March 31, 2009.  The average yield on interest-earning assets decreased to 5.45% for the quarter ended March 31, 2010, from 5.83% for the quarter ended March 31, 2009, primarily due to a decrease in market rates on first mortgage loans secured by one-to-four family real estate, commercial real estate, and multifamily residences and consumer loans and securities available-for-sale.  The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans secured by one-to-four family real estate and commercial real estate and consumer loans, offset in part by an increase in the average balance of multifamily residences, securities available-for-sale, investments in certificates of deposit and interest-bearing cash.  The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans offset in part by the origination and purchases of first mortgage loans secured by one-to-four family real estate and commercial real estate during the three months ended March 31, 2010.  The increase in the average balance of securities available-for-sale was primarily due to the purchases of securities available-for-sale, offset in part by payments, maturities, and sale of securities.

Interest Expense.  Interest expense decreased by $1.05 million, or 34.1%, to $2.02 million for the quarter ended March 31, 2010, compared to $3.07 million for the quarter ended March 31, 2009.  The decrease in interest expense was due to a decrease in the average balance of interest-bearing liabilities and a decrease in the cost of funds on interest-bearing liabilities. The average balance of interest-bearing liabilities decreased $26.7 million to $384.8 million for the quarter ended March 31, 2010, from $411.5 million for the quarter ended March 31, 2009.  The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds and certificates of deposit, offset in part by an increase in NOW, money market and savings account balances.  The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities.  The average cost of funds was 2.13% for the quarter ended March 31, 2010, compared to 3.02% for the quarter ended March 31, 2009.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, a review of classified loans, a realistic determination of value and adequacy of underlying collateral, levels and trends of loan categories, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio.  The Company’s provision for loan losses was $800,000 and $160,000 for the quarters ended March 31, 2010 and 2009, respectively, representing an increase of $640,000, or 400%.  The increase in provision for loan losses for the 2010 quarter was primarily a result of continuing recessionary conditions negatively impacting the construction and real estate development, commercial real estate, and consumer sectors. Further deterioration in an impaired real estate development loan located in Florida contributed to the provision in the current quarter.  Net charge-offs were $210,000 for the quarter ended March 31, 2010, compared to $114,000 for the quarter ended March 31, 2009.

Noninterest Income.  The following table shows the changes in the noninterest income categories shown in the Consolidated Condensed Statements of Income for the periods presented.

	Three Months Ended March 31,
	2010	2009	Change	Change %
Noninterest income:
Fees and service charges	$1,076,762	$1,048,400	$28,362	2.7%
Abstract fees	142,621	216,752	(74,131)	-34.2%
Mortgage banking income	112,187	314,743	(202,556)	-64.4%
Loan prepayment fees	10,079	12,654	(2,575)	-20.3%
Other income:
Increase in CSV – BOLI	59,743	60,765	(1,022)	-1.7%
Investment and Insurance sales	170,895	206,933	(36,038)	-17.4%
Foreclosed real estate net earnings	(41,060)	(18,026)	(23,034)	127.8%
Rental income	121,657	118,298	3,359	2.8%
All other	11,713	3,269	8,444	258.3%
Total other income	$322,948	$371,239	$(48,291)	-13.0%

Total noninterest income	$1,664,597	$1,963,788	$(299,191)	-15.2%

Total noninterest income decreased by $299,000, or 15.2%, to $1.66 million for the quarter ended March 31, 2010, from $1.96 million for the quarter ended March 31, 2009.  The decrease in noninterest income was primarily due to decreases in mortgage banking income, loan prepayment fees, abstract fees, and other income, offset in part by an increase in fees and service charges.  Mortgage banking income decreased $203,000 for the quarter ended March 31, 2010 compared to the same period of 2009 due to a decrease in loans originated for the secondary market.  Abstract fees decreased $74,000 for the quarter ended March 31, 2010 compared to the same period of 2009 due to the decline in mortgage loan demand.  Other income, which primarily includes investment and insurance sales and foreclosed real estate net earnings, decreased $48,000 for the quarter ended March 31, 2010 compared to the same period of 2009 primarily due to a decrease in the volume of sales of annuities and securities and an increase in losses and expenses related to foreclosed real estate.  Fees and service charges increased $28,000 for the quarter ended March 31, 2010 compared to the same period of 2009 primarily due to an increase in interchange fees associated with demand deposit accounts, offset by a decrease in overdraft fees.

Securities Gains/(Losses).   Net gains on securities increased $18,000 to $8,000 for the quarter end March 31, 2010 compared to a net loss of $10,000 for the same period in 2009. The increase in net gain on securities was due to the sale of a mortgage bond mutual fund investment.

Noninterest Expense.  The following table shows the changes in the noninterest expense categories shown in the Consolidated Condensed Statements of income for the periods presented.

	Three Months Ended March 31,
	2010	2009	Change	Change %
Noninterest expense:
Compensation and employee benefits	$1,889,859	$1,867,385	$22,474	1.2%
Premises and equipment	501,090	486,632	14,458	3.0%
Data processing	213,123	208,673	4,450	2.1%
FDIC insurance expense	143,817	99,219	44,598	44.9%
Other expense:
Advertising and promotions	66,508	117,151	(50,643)	-43.2%
Professional fees	142,050	301,805	(159,755)	-52.9%
Printing, postage, and supplies	92,798	101,756	(8,958)	-8.8%
Checking account charges	82,914	85,966	(3,052)	-3.6%
Insurance	42,750	40,655	2,095	5.2%
OTS general assessment	34,329	34,465	(136)	-0.4%
Telephone	32,571	38,816	(6,245)	-16.1%
Apartment operating costs	89,836	87,108	2,728	3.1%
Employee costs	42,622	47,634	(5,012)	-10.5%
ATM expense	145,842	137,831	8,011	5.8%
Foreclosed real estate impairment	9,958	84,463	(74,505)	-88.2%
All other	222,755	315,741	(92,986)	-29.5%
Total other expense	$1,004,933	$1,393,391	$(388,458)	-27.9%

Total noninterest expense	$3,752,822	$4,055,300	$(302,478)	-7.5%

Total noninterest expense decreased by $302,000, or 7.5%, to $3.75 million for the quarter ended March 31, 2010, from $4.06 million for the quarter ended March 31, 2009.  The decrease in noninterest expense was primarily due to decreases in other expenses, offset in part by increases in compensation and employee benefits, FDIC insurance expense, premises and equipment and data processing expenses. Compensation and employee benefits increased $22,000 for the quarter ended March 31, 2010 compared to the same period of 2009 due to an increase in the number of full time equivalent employees, normal salary increases and increased pension plan expenses.  FDIC insurance expense increased $45,000 for the quarter ended March 31, 2010 compared to the same period of 2009 due to an increase in assessment fees. The increase in premises and equipment of $14,000 was primarily due to increases in information technology enhancements and property taxes.  Other expenses decreased $388,000 for the quarter ended March 31, 2010 compared to the same period of 2009 primarily due to a decrease in legal and other professional fees, foreclosed real estate impairment, and advertising and promotions. The Company’s efficiency ratio for the quarter ended March 31, 2010 and 2009 was 69.11% and 75.63%, respectively.

Income Taxes.  Provision for income taxes decreased by $98,000, or 27.7%, to $256,000 for the quarter ended March 31, 2010, compared to $354,000 for the quarter ended March 31, 2009.  The decrease in income taxes was primarily due to a decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, amortization and prepayment of loans, borrowings such as FHLB advances, brokered certificates of deposit, maturities of securities and other investments, and earnings and funds provided from operations.  During the first quarter of 2010 and 2009, principal payments, prepayments, and proceeds from the sale of loans totaled $29.4 million and $47.7 million, respectively.  The net increase in deposits during the first quarter of 2010 and 2009 totaled $7.3 million and $305,000, respectively.  During the first quarter of 2010 and 2009, the proceeds from the maturities, calls and sales of securities totaled $1.5 million and $1.6 million, respectively.  Cash provided from operating activities during the first quarter of 2010 and 2009 totaled $2.1 million and $899,000, respectively.  The Company’s primary use of funds is to originate and purchase loans, purchase securities available-for-sale and investments in certificates of deposit, repay borrowed funds and other financing activities.  During the first quarter of 2010 and 2009, the Company’s gross purchases and origination of loans totaled $17.8 million and $41.0 million, respectively.  The purchase of securities available-for-sale for the three months ended March 31, 2010 totaled $7.5 million compared to $3.8 million for the three months ended March 31, 2009. The purchase of investments in certificates of deposit for the three months ended March 31, 2010 totaled $4.2 million compared to none for 2009.  The repayment of borrowed funds during the first three months of 2010 and 2009 totaled $9.0 million and $4.5 million, respectively.  The Company has borrowing capacity available from the Federal Home Loan Bank of approximately $92 million at March 31, 2010.  OTS regulations require the Company to maintain sufficient liquidity to ensure its safe and sound operation.  For additional information about cash flows from the Company’s operating, financing and investing activities, see the Consolidated Condensed Statements of Cash Flows in the Company’s financial statements included in Part I, Item 1 of this report.

On January 9, 2009, the Company completed the issuance of $10.2 million of our Series A Preferred Stock and the Warrant under the TARP-CPP. Although the Bank would have remained “well capitalized” without these funds, this new equity investment increased the capacity to support economic activity and growth in each of the communities served by the Bank through responsible lending.

On January 8, 2010, the Company paid a quarterly cash dividend of $0.01 per share of common stock to its shareholders as of the close of business on December 18, 2009.  This dividend payment totaled $13,000.  On February 15, 2010, the Company paid an aggregate cash dividend of $127,500 on the Series A Preferred Stock.  On February 26, 2010, the Company declared a quarterly cash dividend of $0.01 per share, payable on April 2, 2010 to shareholders of record as of the close of business on March 12, 2010.

During the first quarter of 2010, macro-economic conditions and the challenging economic environment continued to impact liquidity and credit quality across the financial markets.  While the recession has impacted the local economies in which the Company operates and purchases out-of-state real estate loans, our liquidity position and capital resources remain strong and the Company anticipates that it will have sufficient funds to meet its current funding commitments.

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

No material changes in the Company’s off-statement of financial condition arrangements occurred during the three months ended March 31, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there has been no material changes in the quantitative and qualitative information about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Please see the Company’s 2009 Annual Report on Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009.  For a summary of other risk factors relevant to our operations, see Part I, Item 1A in our 2009 Annual Report on Form 10-K.

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

NORTH CENTRAL BANCSHARES, INC.

Date: May 14, 2010	BY:	/s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: May 14, 2010	BY:	/s/ Jane M. Funk
Jane M. Funk, Chief Financial Officer and Treasurer