Form 10-Q
period 2010-06-30
NORTH CENTRAL BANCSHARES INC
filed 2010-08-09
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $.01 par value	1,351,448

NORTH CENTRAL BANCSHARES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

Cash and due from banks:
Interest-bearing	$6,174,165	$12,804,849
Noninterest-bearing	7,131,003	8,961,321
Total cash and due from banks	13,305,168	21,766,170
Investments in certificates of deposit	11,994,000	-
Securities available-for-sale	38,865,857	23,175,201
Federal Home Loan Bank stock, at cost	3,298,700	3,924,700
Loans receivable, (net of allowance for loan loss of $8,992,716 and $7,170,595 respectively)	351,476,179	374,854,993
Loans held for sale	2,223,700	1,333,933
Accrued interest receivable	1,787,961	1,867,970
Foreclosed real estate	2,460,696	1,709,128
Premises and equipment, net	11,711,986	11,882,839
Rental real estate	2,190,977	2,243,704
Title plant	671,704	671,704
Deferred taxes	3,007,661	2,230,971
Bank-owned life insurance	5,664,635	5,543,681
Prepaid FDIC assessment	1,612,026	1,877,699
Prepaid expenses and other assets	1,858,482	1,928,266

Total assets	$452,129,732	$455,010,959

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$344,540,516	$334,813,060
Borrowed funds	54,500,000	66,500,000
Advances from borrowers for taxes and insurance	1,856,991	1,792,790
Accrued expenses and other liabilities	2,603,938	3,626,291

Total liabilities	403,501,445	406,732,141

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 3,000,000 shares; 10,200 shares were issued and outstanding	10,127,859	10,118,581
Common stock, $.01 par value, authorized 15,500,000 shares; at June 30, 2010 and at December 31, 2009 1,351,448 and 1,348,448 shares were issued and outstanding	13,487	13,471
Additional paid-in capital	18,038,344	18,009,468
Retained earnings, substantially restricted	20,133,113	19,924,798
Accumulated other comprehensive income	315,484	212,500

Total stockholders' equity	48,628,287	48,278,818

Total liabilities and stockholders' equity	$452,129,732	$455,010,959

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest income:
Loans receivable	$5,294,291	$6,000,127	$10,847,401	$12,185,344
Securities and cash deposits	299,544	286,599	534,220	567,177
	5,593,835	6,286,726	11,381,621	12,752,521

Interest expense:
Deposits	1,357,456	1,786,240	2,684,966	3,855,796
Borrowed funds	606,998	888,844	1,301,593	1,887,281
	1,964,454	2,675,084	3,986,559	5,743,077

Net interest income	3,629,381	3,611,642	7,395,062	7,009,444

Provision for loan losses	1,610,000	610,000	2,410,000	770,000
Net interest income after provision for loan losses	2,019,381	3,001,642	4,985,062	6,239,444

Noninterest income:
Fees and service charges	1,216,101	1,207,750	2,292,863	2,256,150
Abstract fees	164,063	282,739	306,684	499,491
Mortgage banking income	128,768	331,994	240,955	646,737
Loan prepayment fees	17,125	199,512	27,204	212,166
Other income	348,250	395,506	671,198	766,745

Total noninterest income	1,874,307	2,417,501	3,538,904	4,381,289

Investment securities gains (losses), net:
Total other-than-temporary impairment losses	-	(23,343)	-	(23,343)
Portion of loss recognized in other comprehensive income (loss) before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	(23,343)	-	(23,343)
Realized securities gains (losses), net		(9,602)	7,652	(19,944)
Total securities gains (losses), net	-	(32,945)	7,652	(43,287)

Noninterest expense:
Compensation and employee benefits	1,879,873	1,844,770	3,769,732	3,712,155
Premises and equipment	484,335	442,199	985,425	928,831
Data processing	229,857	199,739	442,980	408,412
FDIC insurance expense	140,013	373,185	283,830	472,404
Other expenses	1,469,026	1,175,793	2,473,959	2,569,184

Total noninterest expense	4,203,104	4,035,686	7,955,926	8,090,986

Income (loss) before income taxes	(309,416)	1,350,512	575,692	2,486,460

Provision for (benefit from) income taxes	(180,400)	456,100	76,100	810,400

Net income (loss)	$(129,016)	$894,412	$499,592	$1,676,060

Preferred stock dividends and accretion of discount	$132,169	$131,933	$264,278	$250,884

Net income (loss) available to common stockholders	$(261,185)	$762,479	$235,314	$1,425,176

Basic earnings (loss) per share	$(0.19)	$0.57	$0.17	$1.06

Dilluted earnings (loss) per share	$(0.19)	$0.57	$0.17	$1.06

Dividends declared per common share	$0.01	$0.01	$0.02	$0.02

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2009 and 2010
(Unaudited)
						Accumulated
				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	Earnings	Income	Equity

Balance, January 1, 2009		$-	$13,421	$17,819,096	$17,240,779	$138,847	$35,212,143
Comprehensive income:
Net income	$1,676,060	-	-	-	1,676,060	-	1,676,060
Other comprehensive income, net of reclassification adjustment and tax	114,443	-	-	-	-	114,443	114,443
Total comprehensive income	$1,790,503
Dividends on preferred stock		-	-	-	(178,500)	-	(178,500)
Dividends on common stock		-	-	-	(26,899)	-	(26,899)
Employee stock-based compensation		-	14	29,464	-	-	29,478
Issuance of preferred stock and common stock warrant		10,200,000	-		-	-	10,200,000
Discount of preferred stock		(99,268)		99,268
Accretion of discount on preferred stock		8,809	-	-	(8,809)	-	-
Balance, June 30, 2009		$10,109,541	$13,435	$17,947,828	$18,702,631	$253,290	$47,026,725

Balance, January 1, 2010		$10,118,581	$13,471	$18,009,468	$19,924,798	$212,500	$48,278,818
Comprehensive income:
Net income	$499,592	-	-	-	499,592	-	499,592
Other comprehensive income, net of reclassification adjustment and tax	102,984	-	-	-	-	102,984	102,984
Total comprehensive income	$602,576
Dividends on preferred stock		-	-	-	(255,000)	-	(255,000)
Dividends on common stock		-	-	-	(26,999)	-	(26,999)
Employee stock-based compensation		-	16	28,876	-	-	28,892
Accretion of discount on preferred stock		9,278	-	-	(9,278)	-	-
Balance, June 30, 2010		$10,127,859	$13,487	$18,038,344	$20,133,113	$315,484	$48,628,287

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$499,592	$1,676,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,410,000	770,000
Depreciation	472,129	455,024
Amortization and accretion	119,743	229,595
Deferred taxes	(842,000)	732,924
Stock-based compensation	28,892	29,478
Excess tax benefit related to stock-based compensation	-	18,550
(Gain) on sale of foreclosed real estate and loans, net	(218,262)	(643,600)
Provision for impairment on investments	-	23,343
Loss on sale or disposal of equipment and other assets, net	-	62
Write-down of other real estate owned	316,458	84,463
(Gain) loss on sale of investments	(7,652)	19,944
Increase in value of bank-owned life insurance	(120,954)	(123,721)
Proceeds from sales of loans held-for-sale	12,921,766	50,556,224
Originations of loans held-for-sale	(13,570,578)	(50,448,448)
Change in assets and liabilities:
Accrued interest receivable	80,009	181,747
Prepaid expenses and other assets	397,569	(489,835)
Accrued expenses and other liabilities	(1,018,013)	310,184

Net cash provided by operating activities	1,468,699	3,381,994

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	19,100,759	21,207,738
Purchase of loans	-	(14,428,863)
Purchase of investments in certificates of deposit	(11,994,000)	-
Purchase of securities available-for-sale	(19,480,946)	(8,032,172)
Proceeds from sale of securities available-for-sale	207,732	582,000
Proceeds from maturities and calls of securities available-for-sale	3,669,678	3,468,824
Proceeds from redemption of Federal Home Loan Bank stock	626,000	-
Purchase of Federal Home Loan Bank stock	-	(46,600)
Purchase of premises, equipment and rental real estate	(248,549)	(354,133)
Net proceeds from sale of foreclosed real estate	679,937	708,075

Net cash provided by (used in) investing activities	(7,439,389)	3,104,869

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	9,727,456	(18,945,667)
Net increase (decrease) in advances from borrowers for taxes and insurance	64,201	(109,373)
Proceeds from other borrowed funds	-	9,500,000
Payments of other borrowed funds	(12,000,000)	(15,015,376)
Proceeds from issuance of preferred stock and common stock warrant	-	10,200,000
Excess tax benefit related to stock-based compensation	-	(18,550)
Common and preferred dividends paid	(281,969)	(205,369)

Net cash (used in) financing activities	(2,490,312)	(14,594,335)

Net decrease in cash	(8,461,002)	(8,107,472)

CASH AND DUE FROM BANKS
Beginning	21,766,170	16,281,644
Ending	$13,305,168	$8,174,172

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)	Six Months Ended
	June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest paid to depositors	$2,763,782	$3,794,173
Interest paid on borrowings	1,301,593	1,887,281
Income taxes	1,197,213	107,623

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$1,793,962	$898,041

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The consolidated condensed financial statements for the three and six month periods ended June 30, 2010 and 2009 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expense during the reporting periods.  Significant estimates include the determination of the allowance for loan losses, other-than temporary declines in the fair value of securities, and fair value measurements.  Actual results could differ from those estimates.

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting policy for investments in certificates of deposit:  Investments in certificates of deposit mature within twenty-four months and are carried at cost.

2.           EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Income (loss) available to common stockholders is net income (loss) less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings (loss) per common share reflects the potential dilution that would occur if the Company’s outstanding stock options and warrants were exercised and converted into common stock and the Company’s outstanding restricted stock was vested.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding stock options and warrants are exercised.  The incremental shares issuable upon exercise of the stock options and warrants, to the extent they would have been dilutive, are included in the denominator of the diluted earnings (loss) per common share calculation.  The calculation of earnings (loss) per common share and diluted earnings (loss) per common share for the three and six months ended June 30, 2010 and 2009 is presented below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010		2009
Basic earnings per common share:
Net Income (loss)	$(129,016)	$894,412		$499,592		$1,676,060
Preferred stock dividends and accretion of discount	132,169	131,933		264,278		250,884
Net income (loss) available to common stockholders	$(261,185)	$762,479		$235,314		$1,425,176
Weighted average common shares outstanding - basic	1,346,906	1,342,210		1,345,933		1,341,184
Basic earnings (loss) per common share	$(0.19)	$0.57		$0.17		$1.06

Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	(261,185)	762,479		235,314		1,425,176
Weighted average common shares outstanding - basic	1,346,906	1,342,210		1,345,933		1,341,184
Effect of dilutive securities:
Stock Options	- [1]	-	[2]	-	[3]	-	[2]
Restricted Stock	- [1]	3,118		3,659		3,208
Common stock warrant	- [1]	-	[4]	4,228		-	[4]
Total diluted average common shares issued and outstanding	1,346,906	1,345,328		1,353,820		1,344,392
Diluted earnings (loss) per common share	$(0.19)	$0.57		$0.17		$1.06

1For the three months ending June 30, 2010, options to purchase 65,200 shares of common stock, 3,500 shares of restricted stock and 99,157 shares of common stock warrants were not dilutive due to a net loss for the quarter.
2For the three and six months ending June 30, 2009, the stock options to purchase 67,400 shares of common stock were not dilutive due to the exercise price of the options exceeding the average closing price of the Company's common stock.
3For the six months ending June 30, 2010, the stock options to purchase 65,200 shares of common stock were not dilutive due to the exercise price of the options exceeding the average closing price of the Company's common stock.
4For the three and six months ending June 30, 2009, the common stock warrants were not dilutive due to the exercise price of the warrant exceeding the average closing price of the Company stock.

3.           SECURITIES

Securities available-for-sale as of June 30, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
State and local obligations	$3,860,227	$55,006	$(16,864)	$3,898,369
Mortgage-backed securities(1)	10,740,754	373,461	(386)	11,113,829
Collateralized mortgage obligations (1)	9,726,724	29,804	(23,897)	9,732,631
U.S. Government agencies	14,034,988	86,040	-	14,121,028
Total	$38,362,693	$544,311	$(41,147)	$38,865,857

Securities available-for-sale as of December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Equity securities, mutual fund	$200,080	$6,801	$-	$206,881

Debt securities:
State and local obligations	4,215,913	112,114	(1,530)	4,326,497
Mortgage-backed securities (1)	10,872,331	302,038	(9,056)	11,165,313
U.S. Government agencies	7,552,007	5,163	(80,660)	7,476,510
	22,640,251	419,315	(91,246)	22,968,320
Total	$22,840,331	$426,116	$(91,246)	$23,175,201

(1)	All mortgage backed securities and collateralized mortgage obligations consist of securities issued by government sponsored agencies.

Gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2010 and December 31, 2009, are summarized as follows:

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$2,140,803	$(16,864)	$-	$-	$2,140,803	$(16,864)
Mortgage-backed securities	300,741	(386)	-	-	300,741	(386)
Collateralized mortgage obligations	4,916,052	(23,897)	-	-	4,916,052	(23,897)
Total	$7,357,596	$(41,147)	$-	$-	$7,357,596	$(41,147)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$353,470	$(1,530)	$-	$-	$353,470	$(1,530)
Mortgage-backed securities	1,013,063	(9,056)	-	-	1,013,063	(9,056)
U.S. Government agencies	3,919,340	(80,660)	-	-	3,919,340	(80,660)
Total	$5,285,873	$(91,246)	$-	$-	$5,285,873	$(91,246)

The unrealized losses for the above investment securities are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.  In addition, the Company does not have the intent to sell these investment securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery.

The amortized cost and fair value of debt securities as of June 30, 2010 by contractual maturity is shown below.  Certain securities have call features, which allow the issuer to call the security prior to maturity.  Maturities may differ from contractual maturities in mortgage-backed securities and collateralized mortgage obligations because the mortgage underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Debt Securities Available-for-Sale
	June 30, 2010
	Amortized
	Cost	Fair Value

Due in one year or less	$45,000	$45,063
Due from one to five years	7,255,810	7,295,512
Due from five to ten years	9,061,417	9,132,380
Due after ten years	1,532,988	1,546,442
Mortgage-backed securities and collateralized mortgage obligations	$20,467,478	$20,846,460
	$38,362,693	$38,865,857

There were no sales of securities for the three months ended June 30, 2010.  Gross security gains from the sales of securities of $7,652 were realized for the six months ended June 30, 2010.  Gross security (losses) from the sales of securities of ($9,602) and ($19,944) were realized for the three and six months ended June 30, 2009, respectively.

4.           OTHER COMPREHENSIVE INCOME

Under Financial Accounting Standards Board (FASB) guidance on other than temporary impairment (OTTI), credit-related losses on debt securities with OTTI are recorded in current earnings, while the noncredit-related portion of the reduction in fair value is recorded in other comprehensive income.  The Company’s component of other comprehensive income consists of the unrealized holding gains and losses on available for sale investment securities which are considered temporary in nature.

The components of other comprehensive income, presented net of taxes for the six months ended June 30, 2010 and 2009, are as follows:

	Six Months Ended June 30,
	2010	2009
Other comprehensive income:

Securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding gain/(loss) arising during the period	$851	$(43,287)
(Gain)/loss recognized in earnings	(7,652)	43,287
Net unrealized gain on securities with other-than-temporary impairment before tax expense	(6,801)	-
Tax expense	-	-
Net unrealized (losses) on securities with other-than-temporary impairment, net of tax in other comprehensive income (loss)	(6,801)	-

Other securities:
Unrealized holding gains arising during the period	175,095	182,524
Realized net (gains) losses recognized into net income (loss)	-	-
Net unrealized gains (losses) on other securities before tax (expense) benefit	175,095	182,524
Tax (expense) benefit	(65,310)	(68,081)
Net unrealized gains (losses) on other securities, net of tax in other comprehensive income (loss)	109,785	114,443
Total other comprehensive income	$102,984	$114,443

The components of accumulated other comprehensive income, presented net of taxes, are shown in the following table:

	June 30, 2010	December 31, 2009
Accumulated other comprehensive income:

Unrealized gains on available for sale securities for which a portion of other-than-temporary impairment has been recorded in earnings, net of tax of $0 at June 30, 2010 and December 31, 2009	$-	$6,801

Unrealized gains on available for sale securities which are not other-than-temporarily impaired, net of tax of $187,680 and $122,370 at June 30, 2010 and December 31, 2009, respectively	315,484	205,699
	$315,484	$212,500

5.           IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The following is a summary of impaired loans at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Impaired loans without a valuation allowance	$11,416,284	$11,161,636
Impaired loans with a valuation allowance	$16,182,112	$11,593,200
Total impaired loans	$27,598,396	$22,754,836

Valuation allowance related to impaired loans	$4,993,445	$3,158,303

Total nonaccrual loans	$13,516,771	$14,349,340

Total loans past due ninety days or more and still accruing	$-	$-

Changes in the allowance for loan losses were as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$7,760,897	$5,424,864	$7,170,595	$5,379,155
Charge-offs	(379,781)	(341,054)	(593,975)	(458,509)
Recoveries	1,600	4,244	6,096	7,408
Net charge-offs	(378,181)	(336,810)	(587,879)	(451,101)
Provision charged to operations	1,610,000	610,000	2,410,000	770,000
Balance at end of period	$8,992,716	$5,698,054	$8,992,716	$5,698,054

6.           FAIR VALUE

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at June 30, 2010.  The Company’s securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as other real estate owned and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

In accordance with ASC 820, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.  These levels are:

1.	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

2.
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

3.
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

Fair value measurements for assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2010

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale
State and local obligations	$-	$3,898,369	$-	$3,898,369
Mortgage-backed securities	-	11,113,829	-	11,113,829
Collateralized mortgage obligations	-	9,732,631	-	9,732,631
U.S. Government agencies	-	14,121,028	-	14,121,028
Total securities available-for-sale	$-	$38,865,857	$-	$38,865,857

	Fair Value Measurements at December 31, 2009

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale
Equity securities, mutual fund	$206,881	$-	$-	$206,881
State and local obligations	-	4,326,497	-	4,326,497
Mortgage-backed securities	-	11,165,313	-	11,165,313
U.S. Government agencies	-	7,476,510	-	7,476,510
Total securities available-for-sale	$206,881	$22,968,320	$-	$23,175,201

At December 31, 2009, a portion of the securities available-for-sale portfolio consisted of an equity security of a mortgage bond mutual fund investment.  The fair value used by the Company represents quoted market prices for the identical securities (Level 1 inputs).  This security was sold during the first quarter of 2010.

The remaining securities available-for-sale portfolio consists of mortgage-backed securities, collateralized mortgage obligations, government bonds, and municipal bond investments where fair value are obtained from an independent pricing service.  The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, yield curves, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Fair value measurements for assets measured at fair value on a non recurring basis were as follows:

	Fair Value Measurements at June 30, 2010

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired loans	$-	$-	$11,188,667	$11,188,667
Foreclosed real estate	-	-	2,460,696	2,460,696
Total	$-	$-	$13,649,363	$13,649,363

	Fair Value Measurements at December 31, 2009

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired loans	$-	$-	$8,434,897	$8,434,897
Foreclosed real estate	-	-	1,709,128	1,709,128
Total	$-	$-	$10,144,025	$10,144,025

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans or discounted cash flows and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable.  Such collateral’s fair value is determined based on appraisals by qualified licensed appraisers hired by the Company, and/or management’s expertise and knowledge of the client and client’s business.

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

Investments in certificates of deposit:  The fair value of investments in certificates of deposit is  estimated based on discounted cash flows using current market interest rates.

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

Commitments to extend credit:  The fair values of commitments to extend credit are based on fees  currently charged to enter into similar agreements, taking into account the remaining terms of the  agreements and creditworthiness of the counterparties.  At June 30, 2010 and December 31, 2009 the  carrying amount and fair value of the commitments were not significant.

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(nearest 000)		(nearest 000)
Financial assets:
Cash and due from banks	$13,305,168	$13,305,000	$21,766,170	$21,766,000
Investments in certificates of deposit	11,994,000	12,107,000	-	-
Securities available-for-sale	38,865,857	38,866,000	23,175,201	23,175,000
FHLB stock	3,298,700	3,299,000	3,924,700	3,925,000
Loans, net	351,476,179	358,102,000	374,854,993	384,950,000
Loans held for sale	2,223,700	2,224,000	1,333,933	1,334,000
Accrued interest receivable	1,787,961	1,788,000	1,867,970	1,868,000
Financial liabilities:
Deposits	344,540,516	347,902,000	334,813,060	338,105,000
Borrowed funds	54,500,000	56,086,000	66,500,000	69,132,000
Accrued interest payable	251,988	252,000	330,804	331,000

7.           OPERATING SEGMENTS

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

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$5,593,835	$-	$5,593,835	$11,381,621	$-	$11,381,621
Interest expense	1,936,416	28,038	1,964,454	3,930,453	56,106	3,986,559
Net interest income (loss)	3,657,419	(28,038)	3,629,381	7,451,168	(56,106)	7,395,062
Provision for loan losses	1,610,000	-	1,610,000	2,410,000	-	2,410,000
Net interest income (loss) after provision for loan losses	2,047,419	(28,038)	2,019,381	5,041,168	(56,106)	4,985,062
Noninterest income	1,434,207	440,100	1,874,307	2,675,150	863,754	3,538,904
Securities gains (losses), net	-	-	-	7,652		7,652
Noninterest expense	3,778,573	424,531	4,203,104	7,102,370	853,556	7,955,926
Income (loss) before income taxes	(296,947)	(12,469)	(309,416)	621,600	(45,908)	575,692
Provision for income taxes	(183,400)	3,000	(180,400)	80,300	(4,200)	76,100
Net income (loss)	$(113,547)	$(15,469)	$(129,016)	$541,300	$(41,708)	$499,592
Inter-segment revenue (expense)	$177,922	$(177,922)	$-	$353,196	$(353,196)	$-
Total assets	$448,496,463	$3,633,269	$452,129,732	$448,496,463	$3,633,269	$452,129,732
Total deposits	$344,540,516	$-	$344,540,516	$344,540,516	$-	$344,540,516

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$6,286,726	$-	$6,286,726	$12,752,521	$-	$12,752,521
Interest expense	2,646,027	29,057	$2,675,084	5,684,721	58,356	5,743,077
Net interest income	3,640,699	(29,057)	3,611,642	7,067,800	(58,356)	7,009,444
Provision for loan losses	610,000	-	610,000	770,000	-	770,000
Net interest income after provision for loan losses	3,030,699	(29,057)	3,001,642	6,297,800	(58,356)	6,239,444
Noninterest income	1,809,944	607,557	2,417,501	3,252,918	1,128,371	4,381,289
Securities gains (losses), net	(32,945)	-	(32,945)	(43,287)	-	(43,287)
Noninterest expense	3,526,897	508,789	4,035,686	7,101,032	989,954	8,090,986
Income before taxes	1,280,801	69,711	1,350,512	2,406,399	80,061	2,486,460
Provision for income taxes	412,500	43,600	456,100	752,200	58,200	810,400
Net income	$868,301	$26,111	$894,412	$1,654,199	$21,861	$1,676,060
Inter-segment revenue (expense)	$247,769	$(247,769)	$-	$442,963	$(442,963)	$-
Total assets	$457,621,881	$3,230,335	$460,852,216	$457,621,881	$3,230,335	$460,852,216
Total deposits	$331,224,258	$-	$331,224,258	$331,224,258	$-	$331,224,258

8.           DIVIDENDS

On May 27, 2010, the Company declared a cash dividend on its common stock, payable on July 2, 2010 to stockholders of record as of June 11, 2010.  On May 15, 2010, the Company paid an aggregate cash dividend of $127,500 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Department of the Treasury.

9.           CURRENT ACCOUNTING DEVELOPMENTS

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The Update expands disclosures about the credit quality of financing receivables and the allowance for credit losses. Existing disclosure guidance is amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the Update requires an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. The disclosures that are required as of the end of a reporting period are effective for the Company at December 31, 2010. The disclosures about activity that occurs during a reporting period are effective for the Company beginning January 1, 2011.  The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

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

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two (2) in the reconciliation for fair value measurements using significant unobservable input (level 2), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure).  Increased disclosures regarding the transfer in/out of level one and two are required for interim and annual periods beginning after December 15, 2009.  The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.  The adoption of this portion of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

10.           RECLASSIFICATIONS

Certain amounts in the prior period financial statements have been reclassified, with no effect on net income or stockholders’ equity, to be consistent with the current period classification.

Item 2.  Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries, including the Bank, that are subject to various factors which could cause actual results to differ materially from these estimates, including those set forth in Part I, Item 1A — Risk Factors included in the Company’s 2009 Annual Report on Form 10-K and in Part II, Item 1A — Risk Factors of this Quarterly Report on Form 10-Q.  These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments.  The Company’s actual results may differ from the results discussed in the forward-looking statements.  The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking financial statements contained herein.

Overview

The purpose of this overview is to provide a summary of the items management focuses on when evaluating the condition of the Company and its success in implementing its business and shareholder value strategies. The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and independent community oriented savings bank.  The Company’s shareholder value strategy has three major themes: (1) enhancing shareholders’ value; (2) making its banking franchise more valuable; and (3) efficiently utilizing its capital.

Management believes the following were important factors in the Company’s performance during the three and six month periods ended June 30, 2010:

•
During the first half of 2010, the economy began to show signs of recovery, as evidenced by an increase in consumer spending and stabilization of the labor market, the housing sector, and financial markets.  However, unemployment levels remained elevated, real estate values remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards.

•
Loans amounted to $362.2 million and $383.2 million as of June 30, 2010 and December 31, 2009, respectively.  The loan portfolio decreased 5.47% during the six months ended June 30, 2010.  The decline in the loan portfolio is primarily due to the decrease in loan volume due to a weakening of loan demand as payments and repayments exceeded originations in most loan categories and the Company’s curtailment of out of state lending.

•
Non-performing loans decreased $833,000 from $14.3 million at December 31, 2009 to $13.5 million at June 30, 2010.  The balance of non-performing loans continues to remain at historically high levels due to the continued elevated level of unemployment coupled with the decline in real estate values, particularly in some of the states in which we have purchased loans.  The Bank recorded a provision for loan losses of $1.6 million during the second quarter of 2010 and an aggregate of $2.4 million for the six months ended June 30, 2010, due to increases in certain factors in our general valuation allowance model and specific impairments, both primarily related to nonresidential commercial real estate and land and land development loans.

•
The Company has taken significant steps to reduce the risk of additional loan losses.  Specifically, a senior credit administration position was added in late 2009 to actively manage and monitor asset quality and problem loans.  The Company continues to monitor its loan portfolio with the objective of minimizing defaults or write-downs.  Despite these actions, the possibility of additional losses can not be eliminated.  The Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•
Interest-bearing demand deposits increased $15.3 million for the six month ended June 30, 2010, primarily as a result of the Company’s promotion F1Rst Perks, a new transaction account product offering.

•
The Company continues its focus on earnings through management of net interest margin, successfully increasing the margin to 3.36% for the quarter ended June 30, 2010 from 3.31% from the quarter ended June 30, 2009.

•
Capital remains strong, with stockholders’ equity as a percentage of total assets increasing to 10.76% at June 30, 2010 from 10.61% at December 31, 2009.  The Bank continues to be considered “well capitalized” under regulatory capital requirements with a total risk based capital ratio of 15.7% at June 30, 2010.

•	The Company has taken steps to increase liquidity with the investment of funds in securities available for sale and investments in certificates of deposit.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, into law.  Among other things, the Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years.  The new law significantly affects the operations of thrifts and their holding companies as, among other things, the Act: (1) abolishes our primary federal regulator, the Office of Thrift Supervision (“OTS”), effective 90 days after the transfer of the OTS’s supervisory and other functions to the Federal Reserve Board (“FRB”), Federal Deposit Insurance Corporation (“FDIC”), and the Office of the Comptroller of the Currency (“OCC”); (2) creates the Bureau of Consumer Financial Protection, a new independent consumer watchdog agency housed within the FRB that will have primary rulemaking authority with respect to all federal consumer financial laws; (3) requires that formal capital requirements be imposed on savings and loan holding companies generally commencing July 2015; (4) codifies the “source of strength” doctrine for all depository institution holding companies; (5) grants to the U.S. Department of the Treasury, FDIC and the FRB broad new powers to seize, close and wind down “too big to fail” financial (including non-bank) institutions in an orderly fashion; (6) establishes a new Financial Stability Oversight Council that is charged with identifying and responding to emerging risks throughout the financial system, composed primarily of federal financial services regulators and chaired by the Secretary of the Treasury Department; (7) adopts new standards and rules for the mortgage industry; (8) adopts new bank, thrift and holding company regulation; (9) permanently increases the standard maximum deposit insurance limit to $250,000 per depositor, per institution for each account ownership category; (10) temporarily provides for unlimited deposit insurance coverage for “noninterest-bearing transaction accounts;” (11) repeals the long-standing statutory prohibition on the payment of interest on demand deposits; (12) adopts new federal regulation of the derivatives market; (13) adopts the so-called Volcker Rule, substantially restricting proprietary trading by depository institutions and their holding companies; (14) imposes requirements for “funeral plans” by large, complex financial companies; (15) establishes new regulation of the asset securitization market through “skin in the game” and enhanced disclosure requirements; (16) establishes new regulation of interchange fees; (17) establishes new and enhanced compensation and corporate governance oversight for the financial services industry; (18) provides enhanced oversight of municipal securities; (19) provides a specific framework for payment, clearing and settlement regulation; (20) tasks the federal banking agencies with adopting new and enhanced capital standards for all depository institutions; and (21) significantly narrows the scope of federal preemption for national banks and federal thrifts.

We are currently evaluating the potential impact of the Act on our business, financial condition, results of operations and prospects and expect that some provisions of the Act may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Act, a potential increase in competition for deposits resulting from the rise in cost of funding using non-deposit liabilities which will now be subject to FDIC assessments and the potential loss of interchange fee income from debit and credit card transactions.

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

FINANCIAL CONDITION

Total assets decreased $2.9 million, or 0.6%, to $452.1 million at June 30, 2010, from $455.0 million at December 31, 2009.  The decrease in assets was primarily due to a decrease in net loans receivable and cash and cash equivalents, offset in part by an increase in securities available-for-sale and investments in certificates of deposits.  The increase in investments in certificates of deposits was due to the purchase of $12.0 million of certificates of deposit of other financial institutions during the six months ended June 30, 2010.  The increase in securities available-for-sale was primarily due to the purchase of $19.5 million of securities for the six months ended June 30, 2010, offset in part by payments, maturities and the sale of securities in the 2010 period.  The increases in securities available for sale and investments in certificates of deposit were primarily funded by loan repayments that exceeded loan originations and increases in deposits.

Net loans receivable decreased by $23.4 million, or 6.2%, to $351.5 million at June 30, 2010, from $374.9 million at December 31, 2009, primarily due to payments and prepayments of $47.2 million and loan sales of $12.9 million during the six months ended June 30, 2010. These payments, prepayments, and loan sales were offset in part by the origination of $27.4 million of first mortgage loans primarily secured by one-to-four family residences and commercial real estate, and the origination of $12.9 million of consumer loans during the six months ended June 30, 2010. The Company generally sells all fixed-rate residential loans originated with maturities of 15 years or more in the secondary mortgage market in order to reduce interest rate risk.

At June 30, 2010, net loans consisted of (i) $144.8 million of one-to-four family real estate representing a decrease of $7.2 million from December 31, 2009, (ii) $79.2 million of nonresidential commercial real estate loans representing a decrease of $6.4 million from December 31, 2009, (iii) $56.8 million of multi-family real estate loans representing a decrease of $6.1 million from December 31, 2009, and (iv) $70.7 million of consumer loans representing a decrease of $3.6 million from December 31, 2009.  The decrease in the loan portfolio was primarily due to general decreases in demand for new loans and the Company’s curtailment of out of state lending.  Future opportunities for out of state lending for commercial real estate and multifamily real estate may be considered by the Company on a limited basis.

At June 30, 2010, the Company’s loan portfolio included $100.2 million of loans secured by out of state properties, compared to $111.8 million at December 31, 2009.  These loans represented 27.7% of the Company’s total loan portfolio at June 30, 2010 compared to 29.2% at December 31, 2009 and are primarily multifamily and commercial real estate loans.  There were no originations or purchase of loans secured by out of state properties during the six months ended June 30, 2010.

The following table provides information regarding nonaccrual loans and nonperforming assets.

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

First mortgage loans:
One- to four-family residential	$2,635	$4,323
Multifamily and commercial properties	9,850	9,033
Consumer loans	1,032	993
Total nonaccrual loans	13,517	14,349

90 days past due loans (still accruing interest)	-	-
Other nonperforming loans	-	-
Total nonperforming loans	13,517	14,349

Total foreclosed real estate	2,461	1,709
Other nonperforming assets	75	42
Total nonperforming assets	$16,053	$16,100

Total nonaccrual loans to net loans receivable	3.85%	3.83%
Total nonaccrual loans to total assets	2.99%	3.15%
Total nonperforming assets to total assets	3.55%	3.54%

The allowance for loan loss was $9.0 million at June 30, 2010, compared to $7.2 million at December 31, 2009.  The allowance for loan losses at June 30, 2010 was 2.5% of loans and 66.5% of nonperforming loans, compared to 1.9% of loans and 50.0% of nonperforming loans at December 31, 2009, and 1.4% of loans and 52.8% of nonperforming loans at June 30, 2009.  Additions to the allowance for loan loss in the six months ended June 30, 2010 were due to the continued depressed economic conditions, downgrades in internal risk ratings, primarily in certain nonresidential commercial real estate and land and land development loans, and reductions in appraised values.  Deterioration in collateral values supporting two out of state impaired real estate development loans indicated by updated appraisals contributed approximately $1.6 million to the provision in the first six months of 2010.  Nonperforming loans were $13.5 million, or 3.73%, of total loans at June 30, 2010, compared to $14.4 million, or 3.75%, of total loans at December 31, 2009, and $10.8 million, or 2.65%, of total loans at June 30, 2009. Foreclosed real estate increased to $2.5 million at June 30, 2010 from $1.7 at December 31, 2009.

The following table sets forth information with respect to the Company’s loan delinquencies.

	June 30, 2010			December 31, 2009
	Iowa	Out of State	Total	Iowa	Out of State	Total
	(Dollars in thousands)
One-to-four family mortgage loans:
Loans 60 to 89 days delinquent	$1,231	$-	$1,231	$1,555	$-	$1,555
Loans 90 days or more delinquent	2,635	-	2,635	2,823	1,500	4,323
Multifamily and commercial first mortgage loans:
Loans 60 to 89 days delinquent	3,216		3,216	-	-	-
Loans 90 days or more delinquent	3,668	5,018	8,686	5,873	3,160	9,033
Consumer loans:
Loans 60 to 89 days delinquent	290	-	290	292	-	292
Loans 90 days or more delinquent	1,032	-	1,032	993	-	993

The following table sets forth information with respect to the Company’s classified assets which include nonperforming loans, impaired loans and foreclosed real estate.  The increase in classified assets primarily relate to nonresidential commercial real estate loans and commercial construction and land development loans.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Substandard assets	$26,560	$21,224
Doubtful assets	4,987	3,029
Loss assets	6	129
Total classified assets	$31,553	$24,382

Management believes that the allowance for loan losses was adequate as of June 30, 2010.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.

Deposits increased $9.7 million, or 2.9%, to $344.5 million at June 30, 2010, from $334.8 million at December 31, 2009, primarily reflecting increases in interest bearing demand deposits, savings account and noninterest bearing balances of $15.3 million, $1.6 million and $300,000, respectively, offset in part by decreases in money market and certificates of deposits balances of $300,000, and $7.2 million, respectively.  Interest bearing demand deposits increased primarily due to the Company’s promotion of F1Rst Perks which is a new deposit account introduced in late 2009 that offers a higher interest rate based on certain transactional activity.  Borrowings, primarily FHLB advances, decreased $12.0 million, or 18.0%, to $54.5 million at June 30, 2010, from $66.5 million at December 31, 2009.  This decrease was due to the normal repayment of borrowings due to maturities which were not replaced because of growth in deposits and the decline in demand for new loans.

Total stockholders’ equity increased $349,000, or 0.7%, to $48.6 million at June 30, 2010, from $48.3 million at December 31, 2009, primarily due to earnings for the 2010 period, offset in part by dividends paid to stockholders.

RESULTS OF OPERATIONS

The following table shows selected financial results and ratios.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(129,016)	$894,412	$499,592	$1,676,060

Average assets	456,296,391	465,473,027	456,286,629	472,080,899
Average stockholders equity	48,979,516	46,821,147	48,810,067	45,913,566

Return on assets	-0.11%	0.77%	0.22%	0.71%

Return on equity	-1.05%	7.64%	2.05%	7.30%

Efficiency ratio	76.37%	66.22%	72.76%	70.42%

Definitions of ratios:

Return on assets - annualized net income divided by average assets.
Return on equity - annualized net income divided by average stockholders equity.
Efficiency ratio - noninterest expense divided by the sum of noninterest income plus net interest income.

Net Income (Loss).  Net income (loss) decreased by $1.0 million to a net loss of ($129,000) for the quarter ended June 30, 2010, compared to net income of $894,000 for the quarter ended June 30, 2009.  The decrease in net income was primarily due to an increase in provision for loan losses, a decrease in noninterest income and an increase in noninterest expense.

Net income decreased by $1.2 million to $500,000 for the six months ended June 30, 2010, compared to $1.7 million for the six months ended June 30, 2009.  The decrease in net income was primarily due to an increase in provision for loan losses and decreases in noninterest income, offset in part by an increase in net interest income and a decrease in noninterest expense.

Net Interest Income. The following table sets forth certain information relating to the Company’s net interest income and average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented.  For purposes of this table, average balances were computed on a monthly basis.

	For the Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans	$363,863,582	$5,294,291	5.82%	$393,639,993	$6,000,127	6.10%
Securities available-for-sale	35,631,182	254,497	2.86%	30,497,146	282,183	3.70%
Investments in certificates of deposit	9,732,374	35,039	1.44%	-	-	0.00%
Interest-bearing cash	17,602,179	10,008	0.23%	11,209,890	4,416	0.16%
Total interest-earning assets	426,829,317	5,593,835	5.21%	435,347,029	6,286,726	5.78%
Noninterest-earning assets	29,467,074			30,125,998
Total assets	$456,296,391			$465,473,027

Liabilities and Equity:
Interest-bearing liabilities:
Demand and money market savings	$126,047,498	$230,379	0.73%	$98,827,791	$111,646	0.45%
Savings	30,855,916	15,684	0.20%	28,891,099	12,478	0.17%
Certificates of Deposit	171,630,140	1,111,393	2.60%	196,968,204	1,662,116	3.38%
Borrowed funds	56,383,154	606,998	4.32%	72,040,795	888,844	4.95%
Total interest-bearing liabilities	384,916,708	1,964,454	2.05%	396,727,889	2,675,084	2.70%
Noninterest-bearing liabilities	22,400,167			21,923,991
Total liabilities	407,316,875			418,651,880
Equity	48,979,516			46,821,147
Total liabilities and equity	$456,296,391			$465,473,027

Net interest income		$3,629,381			3,611,642

Net interest rate spread			3.16%			3.08%
Net interest margin			3.36%			3.31%

Ratio of average interest-earnings assets to average interest-bearing liabilities			110.89%			109.73%

	For the Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans	$370,011,876	$10,847,401	5.88%	$398,806,446	$12,185,344	6.13%
Securities available-for-sale	31,805,438	476,053	2.99%	29,062,020	556,207	3.83%
Investments in certificates of deposit	5,188,542	37,287	1.45%	-	-	0.00%
Interest-bearing cash	19,762,248	20,880	0.21%	12,587,290	10,970	0.18%
Total interest-earning assets	426,768,104	11,381,621	5.35%	440,455,756	12,752,521	5.80%
Noninterest-earning assets	29,518,525			31,625,143
Total assets	$456,286,629			$472,080,899

Liabilities and Equity:
Interest-bearing liabilities:
Demand and money market savings	$121,597,655	$409,731	0.68%	$96,192,002	$248,518	0.52%
Savings	30,353,681	30,444	0.20%	27,968,380	28,421	0.20%
Certificates of Deposit	173,214,042	2,244,791	2.61%	203,390,534	3,578,857	3.55%
Borrowed funds	59,692,504	1,301,593	4.40%	76,546,459	1,887,281	4.97%
Total interest-bearing liabilities	384,857,882	3,986,559	2.09%	404,097,375	5,743,077	2.87%
Noninterest-bearing liabilities	22,618,680			22,069,958
Total liabilities	407,476,562			426,167,333
Equity	48,810,067			45,913,566
Total liabilities and equity	$456,286,629			$472,080,899

Net interest income		$7,395,062			$7,009,444

Net interest rate spread			3.26%			2.93%
Net interest margin			3.46%			3.18%

Ratio of average interest-earnings assets to average interest-bearing liabilities			110.89%			109.00%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest income before provision for loan losses increased by $18,000, or 0.5%, to $3.6 million for the quarter ended June 30, 2010, from $3.6 million for the quarter ended June 30, 2009.  The increase was primarily due to an increase in net interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) and a decrease in the average balance of interest-bearing liabilities, offset in part by a decrease in the average balance of interest-earning assets.  The interest rate spread increased to 3.16% for the quarter ended June 30, 2010, from 3.07% for the quarter ended June 30, 2009.  The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Net interest income before provision for loan losses increased by $386,000, or 5.5%, to $7.4 million for the six months ended June 30, 2010, from $7.0 million for the six months ended June 30, 2009.  The increase was primarily due to an increase in net interest rate spread and a decrease in the average balance of interest-bearing liabilities, offset in part by a decrease in the average balance of interest-earning assets.  The interest rate spread increased to 3.26% for the six months ended June 30, 2010, from 2.94% for the six months ended June 30, 2009.  The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Interest Income.  Interest income decreased by $693,000, or 11.0%, to $5.6 million for the quarter ended June 30, 2010, compared to $6.3 million for the quarter ended June 30, 2009.  Interest income decreased by $1.4 million, or 10.8%, to $11.4 million for the six months ended June 30, 2010, compared to $12.8 million for the six months ended March 31, 2009.  The decrease in interest income in both periods was due to a decrease in the average balance of interest-earning assets and a decrease in the yield on interest-earning assets.  The average yield on interest-earning assets decreased primarily due to a decrease in market rates on first mortgage loans secured by one-to-four family real estate, commercial real estate, and multifamily residences and consumer loans and securities available-for-sale.  The decrease in the average balance of interest-earning assets primarily reflects decreases in the average balances of first mortgage loans secured by one-to-four family real estate and commercial real estate and consumer loans, offset in part by an increase in the average balance of multifamily residences, securities available-for-sale, investments in certificates of deposit and interest-bearing cash.  The decrease in the average balance of first mortgage loans was derived from payments, prepayments, and sales of loans offset in part by the origination of first mortgage loans secured by one-to-four family real estate and commercial real estate.  The increase in the average balance of securities available-for-sale was primarily due to the purchases of securities available-for-sale, offset in part by payments, maturities, and sale of securities.

Interest Expense.  Interest expense decreased by $711,000, or 26.6%, to $2.0 million for the quarter ended June 30, 2010, compared to $2.7 million for the quarter ended June 30, 2009.  Interest expense decreased by $1.8 million, or 30.6%, to $4.0 million for the six months ended June 30, 2010, compared to $5.7 million for the six months ended June 30, 2009.  The decrease in interest expense in both periods was due to a decrease in the average balance of interest-bearing liabilities and a decrease in the cost of funds on interest-bearing liabilities. The decrease in the average balance of interest-bearing liabilities primarily reflects a decrease in borrowed funds, money market and certificates of deposit, offset in part by an increase in interest bearing demand deposits and savings account balances.  The decrease in the average balance of borrowed funds was primarily due to normal repayments of borrowings due to maturities.  The average cost of funds on interest bearing liabilities decreased primarily due to a decrease in market rates for certificates of deposit and the maturity of higher cost borrowed funds.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, a review of classified loans, a realistic determination of value and adequacy of underlying collateral, levels and trends of loan categories, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio.  The Company’s provision for loan losses was $1.6 million and $610,000 for the quarters ended June 30, 2010 and 2009, respectively, representing an increase of $1.0 million, or 164%.  The Company’s provision for loan losses was $2.4 million and $770,000 for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $1.6 million, or 213%.  The increase in provision for loan losses in both periods was primarily a result of continuing challenging economic conditions negatively impacting the construction and real estate development, commercial real estate, and consumer sectors.  Deterioration in collateral values supporting two out of state impaired real estate development loans indicated by updated appraisals contributed approximately $1.6 million to the provision for the six months ended June 30, 2010.

Noninterest Income.  The following table shows the changes in the components of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	Change %	2010	2009	Change	Change %
Noninterest income:
Fees and service charges	$1,216,101	$1,207,750	$8,351	0.7%	$2,292,863	$2,256,150	$36,713	1.6%
Abstract fees	164,063	282,739	(118,676)	-42.0%	306,684	499,491	(192,807)	-38.6%
Mortgage banking income	128,768	331,994	(203,226)	-61.2%	240,955	646,737	(405,782)	-62.7%
Loan prepayment fees	17,125	199,512	(182,387)	-91.4%	27,204	212,166	(184,962)	-87.2%
Other income:
Increase in CSV - BOLI	61,211	62,956	(1,745)	-2.8%	120,954	123,721	(2,767)	-2.2%
Investment and Insurance sales	176,523	220,607	(44,084)	-20.0%	347,418	427,540	(80,122)	-18.7%
Foreclosed real estate net earnings	(11,597)	(7,260)	(4,337)	59.7%	(52,657)	(25,286)	(27,371)	108.2%
Rental income	120,941	116,162	4,779	4.1%	242,598	234,460	8,138	3.5%
All other	1,172	3,041	(1,869)	-61.4%	12,885	6,310	6,575	104.2%
Total other income	$348,250	$395,506	$(47,256)	-11.9%	$671,198	$766,745	$(95,547)	-12.5%

Total noninterest income	$1,874,307	$2,417,501	$(543,194)	-22.5%	$3,538,904	$4,381,289	$(842,385)	-19.2%

Total noninterest income decreased by $543,000, or 22.5%, to $1.9 million for the quarter ended June 30, 2010, from $2.4 million for the quarter ended June 30, 2009.  Total noninterest income decreased by $842,000, or 19.2%, to $3.5 million for the six months ended June 30, 2010, from $4.4 million for the six months ended June 30, 2009.  The decrease in noninterest income was primarily due to decreases in mortgage banking income, loan prepayment fees, abstract fees, and other income, offset in part by an increase in fees and service charges.  Mortgage banking income decreased due to a decrease in demand for loans originated for the secondary market.  Abstract fees also decreased due to the decline in mortgage loan demand.  Other income, decreased primarily due to a decrease in the volume of sales of insurance and annuities and an increase in net losses and expenses related to foreclosed real estate.  Fees and service charges increased primarily due to an increase in interchange fees associated with demand deposit accounts, offset by a decrease in overdraft fees.

Securities Gains (Losses).   There were no sales of securities for the three months ended June 30, 2010.  Gross security gains from the sales of securities of $7,652 were realized for the six months ended June 30, 2010.  Gross security (losses) from the sales of securities of ($9,602) and ($19,944) were realized for the three and six months ended June 30, 2009, respectively. Other than temporary impairments recognized for the three and six months ended June 30, 2009 were related to a mortgage bond mutual fund investment.  No other than temporary impairments were recognized in 2010.  Realized losses for the three and six months ended June 30, 2009 and realized gain for the three and six months ended June 30, 2010 primarily relate to the sales of the mortgage bond mutual fund investment.

Noninterest Expense.  The following table shows the changes in the components of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	2009	Change	Change %	2010	2009	Change	Change %
Noninterest expense:
Compensation and employee benefits	$1,879,873	$1,844,770	$35,103	1.9%	$3,769,732	$3,712,155	$57,577	1.6%
Premises and equipment	484,335	442,199	42,136	9.5%	985,425	928,831	56,594	6.1%
Data processing	229,857	199,739	30,118	15.1%	442,980	408,412	34,568	8.5%
FDIC insurance expense	140,013	373,185	(233,172)	-62.5%	283,830	472,404	(188,574)	-39.9%
Other expense:
Advertising and promotions	91,777	118,530	(26,753)	-22.6%	158,285	235,681	(77,396)	-32.8%
Professional fees	155,557	114,000	41,557	36.5%	297,607	415,805	(118,198)	-28.4%
Printing, postage, and supplies	125,872	120,998	4,874	4.0%	218,670	222,754	(4,084)	-1.8%
Checking account charges	85,336	100,956	(15,620)	-15.5%	168,250	186,922	(18,672)	-10.0%
Insurance	42,752	42,553	199	0.5%	85,502	83,208	2,294	2.8%
OTS general assessment	29,332	30,040	(708)	-2.4%	63,661	64,505	(844)	-1.3%
Telephone	42,409	36,675	5,734	15.6%	74,980	75,491	(511)	-0.7%
Apartment operating costs	84,233	84,336	(103)	-0.1%	174,069	171,444	2,625	1.5%
Employee costs	71,697	44,929	26,768	59.6%	114,319	92,563	21,756	23.5%
ATM expense	162,993	151,143	11,850	7.8%	308,835	288,974	19,861	6.9%
Foreclosed real estate impairment	306,500	-	306,500	100.0%	316,458	84,463	231,995	274.7%
All other	270,568	331,633	(61,065)	-18.4%	493,323	647,374	(154,051)	-23.8%
Total other expense	$1,469,026	$1,175,793	$293,233	24.9%	$2,473,959	$2,569,184	$(95,225)	-3.7%

Total noninterest expense	$4,203,104	$4,035,686	$167,418	4.1%	$7,955,926	$8,090,986	$(135,060)	-1.7%

Total noninterest expense increased by $167,000, or 4.1%, to $4.2 million for the quarter ended June 30, 2010, from $4.0 million for the quarter ended June 30, 2009.  Total noninterest expense decreased by $135,000, or 1.7%, to $8.0 million for the six month ended June 30, 2010, from $8.1 million for the six months ended June 30, 2009.  Compensation and employee benefits increased due to an increase in pension plan and insurance expense for employees.  The increase in premises and equipment was primarily due to increases in information technology enhancements.  Other expenses increased primarily due to impairments on foreclosed real estate.  The impairment on foreclosed real estate was primarily a result of further deterioration on out of state foreclosed real estate values indicated by updated appraisals.  FDIC insurance decreased due to the FDIC special assessment of $210,000 assessed in the quarter ended June 30, 2009. There have been no FDIC special assessments in 2010.  Professional fees for the six months ended June 30, 2009 included nonrecurring consulting fees.  Professional fees for the six months ended June 30, 2010 include an increase in legal fees associated with loan collection and foreclosed real estate.

Income Taxes.  Provision for income taxes decreased by $637,000, or 139.6%, to ($180,000) for the quarter ended June 30, 2010, compared to $456,000 for the quarter ended June 30, 2009.  The decrease in income taxes was primarily due to a decrease in income before income taxes.

Provision for income taxes decreased by $734,000, or 90.6%, to $76,000 for the six months ended June 30, 2010, compared to $810,000 for the six months ended June 30, 2009.  The decrease in income taxes was primarily due to a decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business growth.  The Company’s principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $13.3 million as of June 30, 2010, compared with $21.8 million as of December 31, 2009. The Company had additional borrowing capacity available from the FHLB of approximately $90.7 million at June 30, 2010.  In addition, the Company had $5.0 million in borrowing capacity available through lines of credit with correspondent banks as of June 30, 2010.  The Company was not drawing on any of these lines of credit as of June 30, 2010.  Net cash from continuing operating activities contributed $1.5 million and $3.4 million to liquidity for the six months ended June 30, 2010 and 2009, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provide strong liquidity for the Company at June 30, 2010.

On January 9, 2009, the Company completed the issuance of $10.2 million of our Series A Preferred Stock and the Warrant under the TARP-CPP. Although the Bank would have remained “well capitalized” without these funds, this new equity investment increased the capacity to support economic activity and growth in each of the communities served by the Bank through responsible lending.

On May 15, 2010, the Company paid an aggregate cash dividend of $127,500 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Department of the Treasury.  On May 27, 2010, the Company declared a cash dividend of $0.01 per share of common stock, payable on July 2, 2010 to stockholders of record as of June 11, 2010.  This payment totaled $13,000.

During the second quarter of 2010, macro-economic conditions and the challenging economic environment continued to impact liquidity and credit quality across the financial markets.  While the recession has impacted the local economies in which the Company operates and holds out-of-state real estate loans, our liquidity position and capital resources remain strong and the Company anticipates that it will have sufficient funds to meet its current funding commitments.

The Office of Thrift Supervision (the “OTS”) requires the Bank to meet minimum tangible, leverage (core) and risk-based capital requirements.  As of June 30, 2010, the Bank exceeded all of its regulatory capital requirements.  The Bank’s required and actual capital levels as of June 30, 2010 and December 31, 2009 were as follows:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000's)		(000's)		(000's)
As of June 30, 2010:
Total Capital (to risk-weighted assets)	$48,868	15.7%	$24,906	8.0%	$31,133	10.0%
Tier I Capital (to risk-weighted assets)	45,012	14.4	12,453	4.0	18,680	6.0
Tier I (Core) Capital (to adjusted assets)	45,012	10.0	18,063	4.0	22,578	5.0
Tangible Capital (to adjusted assets)	45,012	10.0	6,774	1.5	-	-

As of December 31, 2009:
Total Capital (to risk-weighted assets)	$48,429	14.9%	$26,080	8.0%	$32,600	10.0%
Tier I Capital (to risk-weighted assets)	44,450	13.6	13,040	4.0	19,560	6.0
Tier I (Core) Capital (to adjusted assets)	44,450	9.8	13,636	3.0	22,727	5.0
Tangible Capital (to adjusted assets)	44,450	9.8	6,818	1.5	-	-

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

No material changes in the Company’s off-statement of financial condition arrangements occurred during the six months ended June 30, 2010.

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

Item 1A.  Risk Factors

The full impact of the Dodd-Frank Act on the operations of the Bank and Company are currently unknown given that much of the details and substance of the new laws will be determined through agency rulemaking.  The compliance burden and impact on the operations and profitability of the Bank and Company with respect to the Dodd-Frank Act are currently unknown, as the Dodd-Frank Act delegates to various federal agencies the task of implementing its many provisions through regulation. Hundreds of new federal regulations, studies and reports addressing all of the major areas of the new law, including the regulation of federal savings associations and their holding companies, will be required, ensuring that federal rules and policies in this area will be further developing for months and years to come.  Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations.

The elimination of the OTS and transfer of the OTS’s supervisory and rulemaking functions to various federal banking agencies will change the way that the Bank and Company are regulated.  As the OTS is due to be abolished 90 days after transferring its supervisory and rulemaking functions to various federal agencies, both the Bank and Company will be transitioning to the jurisdiction of new primary federal regulators, which will change the way that the Bank and Company are regulated.  Specifically, the OTS’s supervisory and rulemaking functions (except for consumer protection) relating to all federal savings associations will be transferred to the OCC, while the OTS’s supervisory and rulemaking functions relating to savings and loan holding companies and their non-depository institution subsidiaries (excluding subsidiaries of the federal savings association) will be transferred to the FRB.  While the OCC and FRB are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for thrifts and their holding companies under the Home Owners’ Loan Act (“HOLA”), the transition of supervisory functions from the OTS to the OCC (with respect to the Bank) and the FRB (with respect to the Company), could alter the operations of the Bank and Company so as to be more closely aligned with the OCC’s and FRB’s respective supervision of national banks and bank holding companies.  While the functions of the OTS pertaining to the Bank and Company will formally be transferred to the OCC and FRB in July 2011 (or else by January 2012 if a six-month extension is required), the Bank and the may see changes in the way they are supervised and examined sooner, and may experience operational challenges in the course of transition to their new regulators.

The new Bureau of Consumer Financial Protection (“BCFP”) may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of depository institutions offering consumer financial products or services including the Bank.  The BCFP has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers.  The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”).  The potential reach of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

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

NORTH CENTRAL BANCSHARES, INC.

Date: August 6, 2010	BY:	/s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: August 6, 2010	BY:	/s/ Jane M. Funk
Jane M. Funk, Chief Financial Officer and Treasurer