Form 10-Q
period 2010-09-30
NORTH CENTRAL BANCSHARES INC
filed 2010-11-05
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                               September 30, 2010

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2010
Common Stock, $.01 par value	1,351,448

NORTH CENTRAL BANCSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

Cash and due from banks:
Interest-bearing	$18,345,182	$12,804,849
Noninterest-bearing	7,952,614	8,961,321
Total cash and due from banks	26,297,796	21,766,170
Investments in certificates of deposit	14,280,000	-
Securities available-for-sale	42,399,500	23,175,201
Federal Home Loan Bank stock, at cost	3,380,300	3,924,700
Loans receivable, (net of allowance for loan loss of
$7,671,546 and $7,170,595 respectively)	336,987,565	374,854,993
Loans held for sale	769,188	1,333,933
Accrued interest receivable	1,753,282	1,867,970
Foreclosed real estate	3,688,684	1,709,128
Premises and equipment, net	11,587,509	11,882,839
Rental real estate	2,165,775	2,243,704
Title plant	671,704	671,704
Deferred taxes	2,360,725	2,230,971
Bank-owned life insurance	5,727,245	5,543,681
Prepaid FDIC assessment	1,486,194	1,877,699
Prepaid expenses and other assets	2,119,136	1,928,266

Total assets	$455,674,603	$455,010,959

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$349,147,741	$334,813,060
Borrowed funds	53,750,000	66,500,000
Advances from borrowers for taxes and insurance	802,834	1,792,790
Accrued expenses and other liabilities	2,008,626	3,626,291

Total liabilities	405,709,201	406,732,141

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 3,000,000
shares; 10,200 shares were issued and outstanding	10,132,589	10,118,581
Common stock, $.01 par value, authorized 15,500,000
shares; at September 30, 2010 and at December 31,
2009 1,351,448 and 1,348,448 shares were
issued and outstanding	13,494	13,471
Additional paid-in capital	18,052,390	18,009,468
Retained earnings, substantially restricted	21,152,342	19,924,798
Accumulated other comprehensive income	614,587	212,500

Total stockholders' equity	49,965,402	48,278,818

Total liabilities and stockholders' equity	$455,674,603	$455,010,959

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest income:
Loans receivable	$5,141,320	$5,878,253	$15,988,721	$18,063,597
Securities and cash deposits	335,154	279,356	869,374	846,533
	5,476,474	6,157,609	16,858,095	18,910,130

Interest expense:
Deposits	1,344,400	1,547,248	4,029,366	5,403,044
Borrowed funds	597,899	858,484	1,899,492	2,745,765
	1,942,299	2,405,732	5,928,858	8,148,809

Net interest income	3,534,175	3,751,877	10,929,237	10,761,321

Provision for loan losses	168,000	450,000	2,578,000	1,220,000
Net interest income after provision for loan losses	3,366,175	3,301,877	8,351,237	9,541,321

Noninterest income:
Fees and service charges	1,266,139	1,278,573	3,559,002	3,534,723
Abstract fees	175,187	223,456	481,871	722,947
Mortgage banking income	350,701	177,131	591,656	823,868
Loan prepayment fees	2,273	30,715	29,477	242,881
Other income	403,768	353,149	1,074,966	1,119,894

Total noninterest income	2,198,068	2,063,024	5,736,972	6,444,313

Investment securities gains (losses), net:
Total other-than-temporary impairment losses	-	-	-	(23,343)
Portion of loss recognized in other comprehensive
income (loss) before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	(23,343)
Realized securities gains (losses), net	-	5,540	7,652	(14,404)
Total securities gains (losses), net	-	5,540	7,652	(37,747)

Noninterest expense:
Compensation and employee benefits	1,928,708	1,856,575	5,698,440	5,568,730
Premises and equipment	460,204	464,459	1,445,629	1,393,290
Data processing	217,465	185,959	660,445	594,371
FDIC insurance expense	135,248	143,544	419,078	615,948
Foreclosed real estate impairment	7,147	34,500	323,605	118,963
Other expenses	1,138,599	1,170,527	3,296,100	3,655,248

Total noninterest expense	3,887,371	3,855,564	11,843,297	11,946,550

Income before income taxes	1,676,872	1,514,877	2,252,564	4,001,337

Provision for income taxes	511,900	513,100	588,000	1,323,500

Net income	$1,164,972	$1,001,777	$1,664,564	$2,677,837

Preferred stock dividends and accretion of discount	$132,230	$131,991	$396,508	$382,875

Net income available to common stockholders	$1,032,742	$869,786	$1,268,056	$2,294,962

Basic earnings per share	$0.77	$0.65	$0.94	$1.71

Dilluted earnings per share	$0.76	$0.65	$0.94	$1.71

Dividends declared per common share	$0.01	$0.01	$0.03	$0.03

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. ANDSUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2009 and 2010
(Unaudited)

						Accumulated
				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	Earnings	Income	Equity

Balance, January 1, 2009		$-	$13,421	$17,819,096	$17,240,779	$138,847	$35,212,143
Comprehensive income:
Net income	$2,677,837	-	-	-	2,677,837	-	2,677,837
Other comprehensive income, net of
reclassification adjustment and tax	314,148	-	-	-	-	314,148	314,148
Total comprehensive income	$2,991,985
Dividends on preferred stock		-	-	-	(306,000)	-	(306,000)
Dividends on common stock		-	-	-	(40,363)	-	(40,363)
Employee stock-based compensation		-	22	43,133	-	-	43,155
Issuance of preferred stock and common stock warrant		10,200,000	-	-	-	-	10,200,000
Discount of preferred stock		(99,268)		99,268
Accretion of discount on preferred stock		13,300	-	-	(13,300)	-	-
Balance, September 30, 2009		$10,114,032	$13,443	$17,961,497	$19,558,953	$452,995	$48,100,920

Balance, January 1, 2010		$10,118,581	$13,471	$18,009,468	$19,924,798	$212,500	$48,278,818
Comprehensive income:
Net income	$1,664,564	-	-	-	1,664,564	-	1,664,564
Other comprehensive income, net of
reclassification adjustment and tax	402,087	-	-	-	-	402,087	402,087
Total comprehensive income	$2,066,651
Dividends on preferred stock		-	-	-	(382,500)	-	(382,500)
Dividends on common stock		-	-	-	(40,512)	-	(40,512)
Employee stock-based compensation		-	23	42,922	-	-	42,945
Accretion of discount on preferred stock		14,008	-	-	(14,008)	-	-
Balance, September 30, 2010		$10,132,589	$13,494	$18,052,390	$21,152,342	$614,587	$49,965,402

See Notes to Consolidated Condensed Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,664,564	$2,677,837
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,578,000	1,220,000
Depreciation	692,495	675,338
Amortization and accretion	174,491	383,596
Deferred taxes	(373,000)	1,420,824
Stock-based compensation	42,945	43,155
Excess tax benefit related to stock-based compensation	-	18,550
(Gain) on sale of foreclosed real estate and loans, net	(572,142)	(823,694)
Provision for impairment on investments	-	23,343
Loss on sale or disposal of equipment and other assets, net	-	62
Write-down of other real estate owned	323,605	118,963
(Gain) loss on sale of investments	(7,652)	14,404
Increase in value of bank-owned life insurance	(183,564)	(187,867)
Proceeds from sales of loans held-for-sale	30,991,488	61,659,026
Originations of loans held-for-sale	(29,835,087)	(60,850,150)
Change in assets and liabilities:
Accrued interest receivable	114,688	197,177
Prepaid expenses and other assets	531,720	(518,771)
Accrued expenses and other liabilities	(1,611,140)	(920,599)

Net cash provided by operating activities	4,531,411	5,151,194

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	31,641,392	27,996,477
Purchase of loans	-	(14,428,954)
Purchase of investments in certificates of deposit	(16,473,000)	-
Purchase of securities available-for-sale	(29,481,954)	(8,032,172)
Proceeds from sale of securities available-for-sale	207,732	832,000
Proceeds from maturities and calls of securities available-for-sale	10,576,962	5,202,054
Proceeds from maturities on investments in certificates of deposit	2,193,000	-
Proceeds from redemption of Federal Home Loan Bank stock	717,600	-
Purchase of Federal Home Loan Bank stock	(173,200)	(46,600)
Purchase of premises, equipment and rental real estate	(319,236)	(449,824)
Net proceeds from sale of foreclosed real estate	939,177	1,428,536

Net cash provided by (used in) investing activities	(171,527)	12,501,517

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	14,334,681	(21,418,323)
Net (decrease) in advances from borrowers for taxes
and insurance	(989,956)	(1,062,139)
Proceeds from other borrowed funds	5,250,000	8,500,000
Payments of other borrowed funds	(18,000,000)	(18,023,176)
Proceeds from issuance of preferred stock and
common stock warrant	-	10,200,000
Excess tax benefit related to stock-based compensation	-	(18,550)
Common and preferred dividends paid	(422,983)	(346,333)

Net cash provided by (used in) financing activities	171,742	(22,168,521)

Net increase (decrease) in cash	4,531,626	(4,515,810)

CASH AND DUE FROM BANKS
Beginning	21,766,170	16,281,644
Ending	$26,297,796	$11,765,834

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for:
Interest paid to depositors	$4,132,907	$5,500,837
Interest paid on borrowings	1,899,492	2,745,765
Income taxes	1,584,693	48,162

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$3,268,407	$1,804,082

See Notes to Consolidated Condensed Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The consolidated condensed financial statements for the three and nine month periods ended September 30, 2010 and 2009 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

2.           EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings per common share reflects the potential dilution that would occur if the Company’s outstanding stock options and warrants were exercised and converted into common stock and the Company’s outstanding restricted stock was vested.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding stock options and warrants are exercised.  The incremental shares issuable upon exercise of the stock options and warrants, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009 is presented below.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Basic earnings per common share:
Net Income	$1,164,972		$1,001,777		$1,664,564		$2,677,837
Preferred stock dividends and accretion of discount	132,230		131,991		396,508		382,875
Net income available to common stockholders	$1,032,742		$869,786		$1,268,056		$2,294,962
Weighted average common shares outstanding - basic	1,347,948		1,342,948		1,346,612		1,341,779
Basic earnings per common share	$0.77		$0.65		$0.94		$1.71

Diluted earnings per common share:
Net income available to common stockholders	1,032,742		869,786		1,268,056		2,294,962
Weighted average common shares outstanding - basic	1,347,948		1,342,948		1,346,612		1,341,779
Effect of dilutive securities:
Stock Options	-	1	223	2	-	3	74	2
Restricted Stock	3,500		3,500		3,605		3,307
Common stock warrant	-	1	-	4	2,819		-	4
Total diluted average common shares issued and outstanding	1,351,448		1,346,671		1,353,036		1,345,160
Diluted earnings per common share	$0.76		$0.65		$0.94		$1.71

1For the three months ending September 30, 2010, options to purchase 65,200 shares of common stock and 99,157 shares of common stock warrants were not dilutive due to the exercise price of the options exceeding the average closing price of the Company common stock.
2For the 2009 periods, the stock options to purchase common stock totaled 67,400 shares.  Of the total shares, only 2,200 were included in the calculation, representing average dilutive shares of 223 and 74 for the three and nine month periods ended September 30, 2009 respectively.  The remaining shares were not dilutive due to the exercise price of the options exceeding the average closing price of the Company's common stock.
3For the nine months ending September 30, 2010, the stock options to purchase 65,200 shares of common stock were not dilutive due to the exercise price of the options exceeding the average closing price of the Company's common stock.
4For the three and nine months ending September 30, 2009, the common stock warrants were not dilutive due to the exercise price of the warrant exceeding the average closing price of the Company stock.

3.           SECURITIES

Securities available-for-sale as of September 30, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
State and local obligations	$3,859,764	$169,965	$(103)	$4,029,626
Mortgage-backed securities(1)	10,510,408	353,054	(2,843)	10,860,619
Collateralized mortgage obligations (1)	16,435,148	305,954	-	16,741,102
Corporate bonds	1,085,265	17,725	-	1,102,990
U.S. Government agencies	9,528,712	136,451	-	9,665,163
Total	$41,419,297	$983,149	$(2,946)	$42,399,500

Securities available-for-sale as of December 31, 2009 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Equity securities, mutual fund	$200,080	$6,801	$-	$206,881

Debt securities:
State and local obligations	4,215,913	112,114	(1,530)	4,326,497
Mortgage-backed securities (1)	10,872,331	302,038	(9,056)	11,165,313
U.S. Government agencies	7,552,007	5,163	(80,660)	7,476,510
	22,640,251	419,315	(91,246)	22,968,320
Total	$22,840,331	$426,116	$(91,246)	$23,175,201

(1) All mortgage backed securities and collateralized mortgage obligations consist of securities issued by government sponsored agencies.

Gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2010 and December 31, 2009, are summarized as follows:

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$89,897	$(103)	$-	$-	$89,897	$(103)
Mortgage-backed securities	1,270,994	(2,843)	-	-	1,270,994	(2,843)
Total	$1,360,891	$(2,946)	$-	$-	$1,360,891	$(2,946)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$353,470	$(1,530)	$-	$-	$353,470	$(1,530)
Mortgage-backed securities	1,013,063	(9,056)	-	-	1,013,063	(9,056)
U.S. Government agencies	3,919,340	(80,660)	-	-	3,919,340	(80,660)
Total	$5,285,873	$(91,246)	$-	$-	$5,285,873	$(91,246)

The unrealized losses for the above investment securities are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.  In addition, the Company does not have the intent to sell these investment securities and it is not more likely than not that the Company will be required to sell the securities before their anticipated recovery.

The amortized cost and fair value of debt securities as of September 30, 2010 by contractual maturity is shown below.  Certain securities have call features, which allow the issuer to call the security prior to maturity.  Maturities may differ from contractual maturities in mortgage-backed securities and collateralized mortgage obligations because the mortgage underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Debt Securities Available-for-Sale
	September 30, 2010
	Amortized
	Cost	Fair Value

Due in one year or less	$45,000	$44,919
Due from one to five years	7,341,421	7,432,980
Due from five to ten years	6,058,603	6,266,076
Due after ten years	1,028,718	1,053,804
Mortgage-backed securities and
collateralized mortgage obligations	$26,945,556	$27,601,721
	$41,419,298	$42,399,500

There were no sales of securities for the three months ended September 30, 2010.  Gross security gains from sales of securities were $5,540 for the quarter ended September 30, 2009.  Gross security gains from the sales of securities of $7,652 were realized for the nine months ended September 30, 2010 compared to gross security (losses) of ($14,404) for the same period in 2009.

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

The components of other comprehensive income, presented net of taxes for the nine months ended September 30, 2010 and 2009, are as follows:

	Nine Months Ended September 30,
	2010	2009
Other comprehensive income:

Securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding gain/(loss) arising during the period	$851	$(37,747)
(Gain)/loss recognized in earnings	(7,652)	37,747
Net unrealized gain on securities with other-than-temporary impairment before tax expense	(6,801)	-
Tax expense	-	-
Net unrealized (losses) on securities with other-than-temporary impairment, net of tax in other
comprehensive income	(6,801)	-

Other securities:
Unrealized holding gains arising during the period	652,134	492,090
Realized net (gains) losses recognized into net income	-	-
Net unrealized gains (losses) on other securities before tax (expense) benefit	652,134	492,090
Tax (expense) benefit	(243,246)	(177,942)
Net unrealized gains (losses) on other securities, net of tax in other comprehensive income	408,888	314,148
Total other comprehensive income	$402,087	$314,148

The components of accumulated other comprehensive income, presented net of taxes, and are shown in the following table:

	September 30, 2010	December 31, 2009
Accumulated other comprehensive income:

Unrealized gains on available for sale securities for which a portion of other-
than-temporary impairment has been recorded in earnings, net of tax of $0	$-	$6,801
at September 30, 2010 and December 31, 2009

Unrealized gains on available for sale securities which are not other-than-
temporarily impaired, net of tax of $365,616 and $122,370 at September 30,	614,587	205,699
2010 and December 31, 2009, respectively	$614,587	$212,500

5.           IMPAIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payment of principal and interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  The following is a summary of impaired loans at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Impaired loans without a valuation allowance	$8,162,796	$11,161,636
Impaired loans with a valuation allowance	$16,860,181	$11,593,200
Total impaired loans	$25,022,977	$22,754,836

Valuation allowance related to impaired loans	$3,679,795	$3,158,303

Total nonaccrual loans	$15,032,069	$14,349,340

Total loans past due ninety days or more and still accruing	$-	$-

Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$8,992,716	$5,698,054	$7,170,595	$5,379,155
Charge-offs	(1,496,146)	(199,333)	(2,090,121)	(657,843)
Recoveries	6,976	8,022	13,072	15,431
Net charge-offs	(1,489,170)	(191,311)	(2,077,049)	(642,412)
Provision charged to operations	168,000	450,000	2,578,000	1,220,000
Balance at end of period	$7,671,546	$5,956,743	$7,671,546	$5,956,743

6.           FAIR VALUE

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at September 30, 2010.  The Company’s securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as other real estate owned and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

Fair value measurements for assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2010

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale
State and local obligations	$-	$4,029,626	$-	$4,029,626
Mortgage-backed securities	-	10,860,619	-	10,860,619
Collateralized mortgage obligations	-	16,741,102	-	16,741,102
Corporate bonds	-	1,102,990	-	1,102,990
U.S. Government agencies	-	9,665,163	-	9,665,163
Total securities available-for-sale	$-	$42,399,500	$-	$42,399,500

	Fair Value Measurements at December 31, 2009

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale
Equity securities, mutual fund	$206,881	$-	$-	$206,881
State and local obligations	-	4,326,497	-	4,326,497
Mortgage-backed securities	-	11,165,313	-	11,165,313
U.S. Government agencies	-	7,476,510	-	7,476,510
Total securities available-for-sale	$206,881	$22,968,320	$-	$23,175,201

At December 31, 2009, a portion of the securities available-for-sale portfolio consisted of an equity security of a mortgage bond mutual fund investment.  The fair value used by the Company represents quoted market prices for the identical securities (Level 1 inputs).  This security was sold during the first quarter of 2010.

The remaining securities available-for-sale portfolio consists of mortgage-backed securities, collateralized mortgage obligations, government bonds, corporate bonds and municipal bond investments where fair values are obtained from an independent pricing service.  The fair values are determined by pricing models that consider observable market data, such as interest rate volatilities, yield curves, credit spreads and prices from market makers and live trading systems (Level 2 inputs).

Fair value measurements for assets measured at fair value on a non-recurring basis were as follows:

	Fair Value Measurements at September 30, 2010

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired loans	$-	$-	$13,180,386	$13,180,386
Foreclosed real estate	-	-	3,688,684	3,688,684
Total	$-	$-	$16,869,070	$16,869,070

	Fair Value Measurements at December 31, 2009

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Assets:
Impaired loans	$-	$-	$8,434,897	$8,434,897
Foreclosed real estate	-	-	1,709,128	1,709,128
Total	$-	$-	$10,144,025	$10,144,025

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

Loans:  For variable-rate loans that reprice frequently and have experienced no significant change in credit risk, fair values are based on carrying values.  Fair values for all other loans are estimated basedon discounted cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.

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
Commitments to extend credit: The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.  At September 30, 2010 and December 31, 2009 the carrying amount and fair value of the commitments were not significant.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(nearest 000)		(nearest 000)
Financial assets:
Cash and due from banks	$26,297,796	$26,298,000	$21,766,170	$21,766,000
Investments in certificates of deposit	14,280,000	14,284,000	-	-
Securities available-for-sale	42,399,500	42,400,000	23,175,201	23,175,000
FHLB stock	3,380,300	3,380,000	3,924,700	3,925,000
Loans, net	336,987,565	345,211,000	374,854,993	384,950,000
Loans held for sale	769,188	769,000	1,333,933	1,334,000
Accrued interest receivable	1,753,282	1,753,000	1,867,970	1,868,000
Financial liabilities:
Deposits	349,147,741	353,033,000	334,813,060	338,105,000
Borrowed funds	53,750,000	56,025,000	66,500,000	69,132,000
Accrued interest payable	227,263	227,000	330,804	331,000

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

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$5,476,474	$-	$5,476,474	$16,858,095	$-	$16,858,095
Interest expense	1,914,529	27,770	1,942,299	5,844,982	83,876	5,928,858
Net interest income (loss)	3,561,945	(27,770)	3,534,175	11,013,113	(83,876)	10,929,237
Provision for loan losses	168,000	-	168,000	2,578,000	-	2,578,000
Net interest income (loss) after
provision for loan losses	3,393,945	(27,770)	3,366,175	8,435,113	(83,876)	8,351,237
Noninterest income	1,787,587	410,481	2,198,068	4,462,737	1,274,235	5,736,972
Securities gains, net	-	-	-	7,652	-	7,652
Noninterest expense	3,499,150	388,221	3,887,371	10,601,520	1,241,777	11,843,297
Income (loss) before income taxes	1,682,382	(5,510)	1,676,872	2,303,982	(51,418)	2,252,564
Provision for income taxes	503,400	8,500	511,900	583,700	4,300	588,000
Net income (loss)	$1,178,982	$(14,010)	$1,164,972	$1,720,282	$(55,718)	$1,664,564
Inter-segment revenue (expense)	$172,138	$(172,138)	$-	$525,334	$(525,334)	$-
Total assets	$451,792,043	$3,582,560	$455,374,603	$451,792,043	$3,582,560	$455,374,603
Total deposits	$349,147,741	$-	$349,147,741	$349,147,741	$-	$349,147,741

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$6,157,609	$-	$6,157,609	$18,910,130	$-	$18,910,130
Interest expense	2,376,922	28,810	$2,405,732	8,061,643	87,166	5,743,077
Net interest income (loss)	3,780,687	(28,810)	3,751,877	10,848,487	(87,166)	10,761,321
Provision for loan losses	450,000	-	450,000	1,220,000	-	1,220,000
Net interest income (loss) after
provision for loan losses	3,330,687	(28,810)	3,301,877	9,628,487	(87,166)	9,541,321
Noninterest income	1,548,469	514,555	2,063,024	4,801,387	1,642,926	6,444,313
Securities gains (losses), net	5,540	-	5,540	(37,747)	-	(37,747)
Noninterest expense	3,391,860	463,704	3,855,564	10,492,892	1,453,658	11,946,550
Income before taxes	1,492,836	22,041	1,514,877	3,899,235	102,102	4,001,337
Provision for income taxes	493,200	19,900	513,100	1,245,400	78,100	1,323,500
Net income	$999,636	$2,141	$1,001,777	$2,653,835	$24,002	$2,677,837
Inter-segment revenue (expense)	$221,023	$(221,023)	$-	$663,986	$(663,986)	$-
Total assets	$449,451,351	$3,804,499	$453,255,850	$449,451,351	$3,804,499	$453,255,850
Total deposits	$328,751,602	$-	$328,751,602	$328,751,602	$-	$328,751,602

8.           DIVIDENDS

On August 15, 2010, the Company paid an aggregate cash dividend of $127,500 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United Stated Department of the Treasury.  On August 27, 2010, the Company declared a cash dividend of $0.01 per common share on its common stock, which was paid on October 8, 2010 to stockholders of record as of September 17, 2010.  This payment totaled $13,000.

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

10.           RECLASSIFICATIONS

Certain amounts in the prior period’s financial statements have been reclassified, with no effect on net income or stockholders’ equity, to be consistent with the current period classification.

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
Management believes the following were important factors in the Company’s performance during the three and nine month periods ended September 30, 2010:

•
During 2010, the economy began to show signs of recovery, as evidenced by an increase in consumer spending and stabilization of the labor market, the housing sector, and financial markets.  However, unemployment levels remained elevated, real estate values remained depressed and demand for housing was weak, due to distressed sales and tightened lending standards.

•
Loans amounted to $345.4 million and $383.4 million as of September 30, 2010 and December 31, 2009, respectively.  The loan portfolio decreased 9.89% during the nine months ended September 30, 2010.  The decline in the loan portfolio is primarily due to the decrease in loan volume due to a weakening of demand for new loans as payments and repayments exceeded originations in most loan categories and the Company’s curtailment of out of state lending during this period.  An increase in volume of residential mortgage refinancing activity from current borrowers, due to record low longer term mortgage interest rates, also contributed to the decrease in the loan portfolio as borrowers refinanced into longer term fixed rate mortgage loans which the Company generally sells on the secondary market.  Future opportunities for out of state lending for commercial real estate and multifamily real estate may be considered by the Company on a limited basis.

•
Non-performing loans increased $683,000 from $14.3 million at December 31, 2009 to $15.0 million at September 30, 2010.  The balance of non-performing loans continues to remain at historically high levels due to the continued elevated level of unemployment coupled with the decline in real estate values, particularly in some of the states in which we have purchased loans.  The Bank recorded a provision for loan losses of $168,000 during the third quarter of 2010 and an aggregate of $2.6 million for the nine months ended September 30, 2010, due to increases in certain factors in our general valuation allowance model and specific impairments, both primarily related to nonresidential commercial real estate and land and land development loans.

•
The Company has taken significant steps to reduce the risk of additional loan losses.  Specifically, a senior credit administration position was added in late 2009 to actively manage and monitor asset quality and problem loans.  The Company continues to monitor its loan portfolio with the objective of minimizing defaults or write-downs.  Despite these actions, the possibility of additional losses in loans and losses in the value of real estate owned can not be eliminated.  The Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•
Interest-bearing demand deposits increased $24.6 million for the nine months ended September 30, 2010, primarily as a result of the Company’s promotion of F1Rst Perks, a new transaction account product offering.

•
Capital remains strong, with stockholders’ equity as a percentage of total assets increasing to 10.97% at September 30, 2010 from 10.61% at December 31, 2009.  The Bank continues to be considered “well capitalized” under regulatory capital requirements with a total risk based capital ratio of 16.5% at September 30, 2010.

•	The Company has taken steps to increase liquidity with the investment of funds in securities available for sale and investments in certificates of deposit.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, into law.  Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the new law will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years.  The Dodd-Frank Act significantly affects the operations of thrifts and their holding companies as, among other things, it: (1) abolishes our primary federal regulator, the Office of Thrift Supervision (“OTS”), effective 90 days after the transfer of the OTS’s supervisory and other functions to the Federal Reserve Board (“FRB”), Federal Deposit Insurance Corporation (“FDIC”), and the Office of the Comptroller of the Currency (“OCC”); (2) creates the Bureau of Consumer Financial Protection, a new independent consumer watchdog agency housed within the FRB that will have primary rulemaking authority with respect to all federal consumer financial laws; (3) requires that formal capital requirements be imposed on savings and loan holding companies generally commencing July 2015; (4) codifies the “source of strength” doctrine for all depository institution holding companies; (5) grants to the U.S. Department of the Treasury, FDIC and the FRB broad new powers to seize, close and wind down “too big to fail” financial (including non-bank) institutions in an orderly fashion; (6) establishes a new Financial Stability Oversight Council that is charged with identifying and responding to emerging risks throughout the financial system, composed primarily of federal financial services regulators and chaired by the Secretary of the Treasury Department; (7) adopts new standards and rules for the mortgage industry; (8) adopts new bank, thrift and holding company regulation; (9) permanently increases the standard maximum deposit insurance limit to $250,000 per depositor, per institution for each account ownership category; (10) temporarily provides for unlimited deposit insurance coverage for “noninterest-bearing transaction accounts;” (11) repeals the long-standing statutory prohibition on the payment of interest on commercial demand deposits; (12) adopts new federal regulation of the derivatives market; (13) adopts the so-called Volcker Rule, substantially restricting proprietary trading by depository institutions and their holding companies; (14) imposes requirements for “funeral plans” by large, complex financial companies; (15) establishes new regulation of the asset securitization market through “skin in the game” and enhanced disclosure requirements; (16) establishes new regulation of interchange fees; (17) establishes new and enhanced compensation and corporate governance oversight for the financial services industry; (18) provides enhanced oversight of municipal securities; (19) provides a specific framework for payment, clearing and settlement regulation; (20) tasks the federal banking agencies with adopting new and enhanced capital standards for all depository institutions; and (21) significantly narrows the scope of federal preemption for national banks and federal thrifts.

We are currently evaluating the potential impact of the Dodd-Frank Act on our business, financial condition, results of operations and prospects and expect that some provisions of the new law may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act, a potential increase in competition for deposits resulting from the rise in cost of funding using non-deposit liabilities which will now be subject to FDIC assessments and the potential loss of interchange fee income from debit and credit card transactions.

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

Asset impairment judgments include evaluating the decline in fair value of available-for-sale securities below their cost.  Declines in fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses for the credit related portion of the loss, while the noncredit-related portion of the reduction in fair value is recorded in other comprehensive income.  In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to not sell the security and whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery.

FINANCIAL CONDITION

Total assets increased $664,000, or 0.1%, to $455.7 million at September 30, 2010, from $455.0 million at December 31, 2009.  The increase in assets was primarily due to an increase in cash and due from banks, securities available-for-sale and investments in certificates of deposits, offset in part by a decrease in loans receivable.  The increase in securities available-for-sale was primarily due to the purchase of $29.5 million of securities for the nine months ended September 30, 2010, offset in part by payments, maturities and the sale of securities in the 2010 period.  The increase in investments in certificates of deposits was due to the purchase of $16.5 million of certificates of deposit of other financial institutions offset in part by maturities during the nine months ended September 30, 2010.  The increases in securities available for sale and investments in certificates of deposit were primarily funded by loan repayments that exceeded loan originations and increases in deposits.

Net loans receivable decreased by $37.9 million, or 10.1%, to $337.0 million at September 30, 2010, from $374.9 million at December 31, 2009, primarily due to payments and prepayments of $73.4 million and loan sales of $31.0 million during the nine months ended September 30, 2010. These payments, prepayments, and loan sales were offset in part by the origination of $48.2 million of first mortgage loans primarily secured by one-to-four family residences and commercial real estate, and the origination of $20.9 million of consumer loans during the nine months ended September 30, 2010. The Company generally sells fixed-rate residential loans originated with maturities of 15 years or more in the secondary mortgage market in order to reduce interest rate risk.

At September 30, 2010, net loans consisted of (i) $139.8 million of one-to-four family real estate representing a decrease of $12.3 million from December 31, 2009, (ii) $73.5 million of nonresidential commercial real estate loans representing a decrease of $12.1 million from December 31, 2009, (iii) $54.3 million of multi-family real estate loans representing a decrease of $8.6 million from December 31, 2009, and (iv) $69.4 million of consumer loans representing a decrease of $4.8 million from December 31, 2009.  The decrease in the loan portfolio was primarily due to general decreases in demand for new loans and the Company’s curtailment of out of state lending.  With record low long term mortgage interest rates, the Company has also experienced significant refinancing activity in residential mortgages resulting in many borrowers refinancing into longer term fixed rate mortgages which the Company generally sells on the secondary market.  Future opportunities for out of state lending for commercial real estate and multifamily real estate may be considered by the Company on a limited basis.

At September 30, 2010, the Company’s loan portfolio included $96.2 million of loans secured by out of state properties, compared to $111.8 million at December 31, 2009.  These loans represented 27.8% of the Company’s total loan portfolio at September 30, 2010 compared to 29.2% at December 31, 2009 and are primarily multifamily and commercial real estate loans.  There were no originations or purchase of loans secured by out of state properties during the nine months ended September 30, 2010.

The following table provides information regarding nonaccrual loans and nonperforming assets.

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

First mortgage loans:
One- to four-family residential	$3,198	$4,323
Multifamily and commercial properties	11,028	9,033
Consumer loans	806	993
Total nonaccrual loans	15,032	14,349

90 days past due loans (still
accruing interest)	-	-
Other nonperforming loans	-	-
Total nonperforming loans	15,032	14,349

Total foreclosed real estate	3,689	1,709
Other nonperforming assets	-	42
Total nonperforming assets	$18,721	$16,100

Total nonaccrual loans to net loans receivable	4.46%	3.83%
Total nonaccrual loans to total assets	3.30%	3.15%
Total nonperforming assets to total assets	4.11%	3.54%

The allowance for loan loss was $7.7 million at September 30, 2010, compared to $7.2 million at December 31, 2009.  The allowance for loan losses at September 30, 2010 was 2.2% of loans and 51.0% of nonperforming loans, compared to 1.9% of loans and 50.0% of nonperforming loans at December 31, 2009, and 1.5% of loans and 49.1% of nonperforming loans at September 30, 2009.  Additions to the allowance for loan loss in the nine months ended September 30, 2010 were due to the continued depressed economic conditions, downgrades in internal risk ratings, primarily in certain nonresidential commercial real estate and land and land development loans, and reductions in appraised values.  The allowance for loan loss was favorably affected by a reduction in the impairment of a commercial construction loan that had previously been identified and valued as an impaired loan, based on new information regarding the collectability of the loan.  Net loans charged off for the quarter ended September 30, 2010 totaled $1.5 million compared to $191,000 for the quarter ended September 30, 2009.  The charge-offs consisted primarily of a commercial construction loan that had previously been identified and valued as an impaired loan.  Nonperforming loans were $15.0 million, or 4.4%, of total loans at September 30, 2010, compared to $14.4 million, or 3.8%, of total loans at December 31, 2009, and $12.1 million, or 3.1%, of total loans at September 30, 2009. Foreclosed real estate increased to $3.7 million at September 30, 2010 from $1.7 at December 31, 2009.

The following table sets forth information with respect to the Company’s loan delinquencies.  All loans 90 days or more delinquent are on nonaccrual.

	September 30, 2010			December 31, 2009
	Iowa	Out of State	Total	Iowa	Out of State	Total
	(Dollars in thousands)
One-to-four family mortgage loans:
Loans 60 to 89 days delinquent	$1,730	$-	$1,730	$1,555	$-	$1,555
Loans 90 days or more delinquent	3,160	-	3,160	2,823	1,500	4,323
Multifamily and commercial first mortgage loans:
Loans 60 to 89 days delinquent	-	490	490	-	-	-
Loans 90 days or more delinquent	520	8,324	8,844	5,873	3,160	9,033
Consumer loans:
Loans 60 to 89 days delinquent	86	-	86	292	-	292
Loans 90 days or more delinquent	806	-	806	993	-	993

The following table sets forth information with respect to the Company’s classified assets, which include nonperforming loans, impaired loans and foreclosed real estate.  The increase in classified assets primarily relate to nonresidential commercial real estate loans and commercial construction and land development loans.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Substandard assets	$26,604	$21,224
Doubtful assets	3,680	3,029
Loss assets	-	129
Total classified assets	$30,284	$24,382

Management believes that the allowance for loan losses was adequate as of September 30, 2010.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.  Due to potential changes in the real estate markets, it is at least reasonably possible that management’s assessment will change in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Deposits increased $14.3 million, or 4.3%, to $349.1 million at September 30, 2010, from $334.8 million at December 31, 2009, primarily reflecting increases in interest bearing demand deposits, noninterest-bearing deposits and savings accounts of $24.6 million, $2.6 million and $1.0 million, respectively, offset in part by decreases in certificates of deposits and money market balances of $12.6 million and $1.3 million respectively.  Interest bearing demand deposits increased primarily due to the Company’s promotion of F1Rst Perks which is a new deposit account introduced in late 2009 that offers a higher interest rate based on certain transactional activity.  Borrowings, primarily FHLB advances, decreased $12.8 million, or 19.2%, to $53.8 million at September 30, 2010, from $66.5 million at December 31, 2009.  This decrease was due to the normal repayment of borrowings due to maturities, offset by new FHLB advances of $5.3 million.

Total stockholders’ equity increased $1.7 million, or 3.1%, to $50.0 million at September 30, 2010, from $48.3 million at December 31, 2009, primarily due to earnings for the 2010 period, offset in part by dividends paid to stockholders.

RESULTS OF OPERATIONS

The following table shows selected financial results and ratios.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$1,164,972	$1,001,777	$1,664,564	$2,677,837

Average assets	459,220,298	454,626,835	457,264,518	466,262,878
Average stockholders equity	49,249,927	47,616,182	48,956,687	46,481,104

Return on assets	1.01%	0.88%	0.49%	0.77%

Return on equity	9.46%	8.42%	4.53%	7.68%

Efficiency ratio	67.82%	66.22%	71.06%	70.42%

Definitions of ratios:

Return on assets - annualized net income divided by average assets.
Return on equity - annualized net income divided by average stockholders equity.
Efficiency ratio - noninterest expense divided by the sum of noninterest income plus net interest income.

Net Income (Loss).  Net income increased by $163,000 to $1.2 million for the quarter ended September 30, 2010, compared to net income of $1.0 million for the quarter ended September 30, 2009.  The increase in net income was primarily due to an increase in noninterest income and decrease in provision for loan losses, offset in part by a decrease in net interest income and increase in noninterest expense.

Net income decreased by $1.0 million to $1.7 million for the nine months ended September 30, 2010, compared to $2.7 million for the nine months ended September 30, 2009.  The decrease in net income was primarily due to a decrease in noninterest income and an increase in provision for loan losses, offset in part by an increase in net interest income and decreases in noninterest expense and provision for income taxes.

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

	For the Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans	$353,016,079	$5,141,320	5.80%	$393,574,174	$5,878,253	5.94%
Securities available-for-sale	43,673,555	277,478	2.54%	30,350,837	278,328	3.67%
Investments in certificates of deposit	13,855,079	47,427	1.37%	-	-	0.00%
Interest-bearing cash	18,690,576	10,249	0.22%	2,256,241	1,028	0.18%
Total interest-earning assets	429,235,289	5,476,474	5.04%	426,181,252	6,157,609	5.75%
Noninterest-earning assets	29,985,009			28,445,583
Total assets	$459,220,298			$454,626,835

Liabilities and Equity:
Interest-bearing liabilities:
Demand and money market savings	$136,633,563	$270,415	0.79%	$96,197,168	$102,516	0.42%
Savings	30,378,618	12,214	0.16%	29,270,643	13,051	0.18%
Certificates of Deposit	165,400,775	1,061,771	2.55%	184,351,601	1,431,681	3.08%
Borrowed funds	54,704,301	597,899	4.34%	74,751,576	858,484	4.56%
Total interest-bearing liabilities	387,117,257	1,942,299	1.99%	384,570,988	2,405,732	2.48%
Noninterest-bearing liabilities	22,853,114			22,439,665
Total liabilities	409,970,371			407,010,653
Equity	49,249,927			47,616,182
Total liabilities and equity	$459,220,298			$454,626,835

Net interest income		$3,534,175			3,751,877

Net interest rate spread			3.05%			3.27%
Net interest margin			3.26%			3.51%

Ratio of average interest-earnings assets to
average interest-bearing liabilities			110.88%			110.82%

	For the Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans	$364,346,611	$15,988,721	5.85%	$397,062,355	$18,063,597	6.07%
Securities available-for-sale	35,761,476	753,531	2.81%	29,491,626	834,535	3.77%
Investments in certificates of deposit	8,077,388	84,714	1.40%	-	-	0.00%
Interest-bearing cash	19,405,024	31,129	0.21%	9,143,607	11,998	0.18%
Total interest-earning assets	427,590,499	16,858,095	5.26%	435,697,588	18,910,130	5.79%
Noninterest-earning assets	29,674,019			30,565,290
Total assets	$457,264,518			$466,262,878

Liabilities and Equity:
Interest-bearing liabilities:
Demand and money market savings	$126,609,624	$680,146	0.72%	$96,193,724	$351,034	0.49%
Savings	30,361,994	42,658	0.19%	28,402,468	41,472	0.20%
Certificates of Deposit	170,609,619	3,306,562	2.59%	197,044,223	5,010,538	3.40%
Borrowed funds	58,029,770	1,899,492	4.38%	75,948,164	2,745,765	4.83%
Total interest-bearing liabilities	385,611,007	5,928,858	2.06%	397,588,579	8,148,809	2.74%
Noninterest-bearing liabilities	22,696,824			22,193,195
Total liabilities	408,307,831			419,781,774
Equity	48,956,687			46,481,104
Total liabilities and equity	$457,264,518			$466,262,878

Net interest income		$10,929,237			$10,761,321

Net interest rate spread			3.20%			3.05%
Net interest margin			3.40%			3.29%

Ratio of average interest-earnings assets to
average interest-bearing liabilities			110.89%			109.59%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest income before provision for loan losses decreased by $218,000, or 5.8%, to $3.5 million for the quarter ended September 30, 2010, from $3.8 million for the quarter ended September 30, 2009.  The decrease was primarily due to a decrease in net interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) and an increase in the average balance of interest-bearing liabilities, offset in part by an increase in the average balance of interest-earning assets.  The interest rate spread decreased to 3.05% for the quarter ended September 30, 2010, from 3.27% for the quarter ended September 30, 2009.  The decrease in interest rate spread reflects a decrease in the yield on interest-earning assets, offset in part by a decrease in cost of funds.

Net interest income before provision for loan losses increased by $168,000, or 1.6%, to $10.9 million for the nine months ended September 30, 2010, from $10.8 million for the nine months ended September 30, 2009.  The increase was primarily due to an increase in net interest rate spread and a decrease in the average balance of interest-bearing liabilities, offset in part by a decrease in the average balance of interest-earning assets.  The interest rate spread increased to 3.20% for the nine months ended September 30, 2010, from 3.05% for the nine months ended September 30, 2009.  The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, a review of classified loans, a realistic determination of value and adequacy of underlying collateral, levels and trends of loan categories, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio.  The Company’s provision for loan losses was $168,000 and $450,000 for the quarters ended September 30, 2010 and 2009, respectively, representing a decrease of $282,000, or 62.7%.  The Company’s provision for loan losses was $2.6 million and $1.2 million for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $1.4 million, or 111%.  The increase in provision for loan losses for the nine months ended September 30, 2010 was primarily a result of continuing challenging economic conditions negatively impacting the construction and real estate development, commercial real estate, and consumer sectors.  Deterioration in collateral values supporting two out of state impaired real estate development loans indicated by updated appraisals contributed approximately $1.6 million to the provision for the nine months ended September 30, 2010.  The provision for loan loss for the three months ended September 30, 2010 was favorably impacted as a result of a reduction of an impairment taken in a prior period based on new information regarding the collectability of the loan.

Noninterest Income.  The following table shows the changes in the components of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	Change %	2010	2009	Change	Change %
Noninterest income:
Fees and service charges	$1,266,139	$1,278,573	$(12,434)	-1.0%	$3,559,002	$3,534,723	$24,279	0.7%
Abstract fees	175,187	223,456	(48,269)	-21.6%	481,871	722,947	(241,076)	-33.3%
Mortgage banking income	350,701	177,131	173,570	98.0%	591,656	823,868	(232,212)	-28.2%
Loan prepayment fees	2,273	30,715	(28,442)	-92.6%	29,477	242,881	(213,404)	-87.9%
Other income:
Increase in CSV - BOLI	62,610	64,146	(1,536)	-2.4%	183,564	187,867	(4,303)	-2.3%
Investment and Insurance sales	137,274	199,143	(61,869)	-31.1%	484,691	626,683	(141,992)	-22.7%
Foreclosed real estate net earnings	(34,799)	(39,099)	4,300	-11.0%	(87,456)	(64,385)	(23,071)	35.8%
Rental income	121,308	125,734	(4,426)	-3.5%	363,907	360,194	3,713	1.0%
All other	117,375	3,225	114,150	3539.5%	130,261	9,535	120,726	1266.1%
Total other income	$403,768	$353,149	$50,619	14.3%	$1,074,966	$1,119,894	$(44,928)	-4.0%

Total noninterest income	$2,198,068	$2,063,024	$135,044	6.5%	$5,736,972	$6,444,313	$(707,341)	-11.0%

Total noninterest income increased by $135,000, or 6.5%, to $2.2 million for the quarter ended September 30, 2010, from $2.1 million for the quarter ended September 30, 2009.  Total noninterest income decreased by $707,000, or 11.0%, to $5.7 million for the nine months ended September 30, 2010, from $6.4 million for the nine months ended September 30, 2009.  Mortgage banking income increased for the quarter due to an increase in demand for loans originated for the secondary market, but still decreased for the year due to lower mortgage loan demand in prior quarters.  Abstract fees also decreased due to the decline in mortgage loan demand and additional competition in our market.  Other income for the quarter increased primarily due to the Dodd-Frank Act that raised the maximum deposit insurance from $100,000 to $250,000 retroactive to January 1, 2008. The Company received from the FDIC  $90,000 that was previously written-off as uninsured balances maintained at an institution closed by the FDIC in 2008.  This was offset in part by a decrease in the volume of sales of insurance and annuities and an increase in net losses and expenses related to foreclosed real estate, offset by FDIC payment mentioned above.  Fees and service charges decreased for the quarter primarily due to a decrease in overdraft fees, offset in part by an increase in interchange fees associated with demand deposit accounts.

Securities Gains (Losses).   There were no sales of securities for the three months ended September 30, 2010.  Gross security gains from the sales of securities of $7,652 were realized for the nine months ended September 30, 2010.  Gross security gains/(losses) from the sales of securities of $5,540 and ($14,404) were realized for the three and nine months ended September 30, 2009, respectively. Other than temporary impairments recognized for the nine months ended September 30, 2009 were related to a mortgage bond mutual fund investment.  No other than temporary impairments were recognized in 2010.  Realized gain/(losses) were primarily related to the sale of the mortgage bond mutual fund investment that the Company no longer holds.

Noninterest Expense.  The following table shows the changes in the components of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	2009	Change	Change %	2010	2009	Change	Change %

Compensation and employee benefits	$1,928,708	$1,856,575	$72,133	3.9%	$5,698,440	$5,568,730	$129,710	2.3%
Premises and equipment	460,204	464,459	(4,255)	-0.9%	1,445,629	1,393,290	52,339	3.8%
Data processing	217,465	185,959	31,506	16.9%	660,445	594,371	66,074	11.1%
FDIC insurance expense	135,248	143,544	(8,296)	-5.8%	419,078	615,948	(196,870)	-32.0%
REO Impairment	7,147	34,500	(27,353)	-79.3%	323,605	118,963	204,642	172.0%
Other expense:
Advertising and promotions	93,863	139,317	(45,454)	-32.6%	252,148	374,998	(122,850)	-32.8%
Professional fees	142,612	209,049	(66,437)	-31.8%	440,219	624,854	(184,635)	-29.5%
Printing, postage, and supplies	109,189	106,542	2,647	2.5%	327,859	329,296	(1,437)	-0.4%
Checking account charges	84,788	96,362	(11,574)	-12.0%	253,038	283,284	(30,246)	-10.7%
Insurance	42,092	40,741	1,351	3.3%	127,594	123,949	3,645	2.9%
OTS general assessment	34,290	35,255	(965)	-2.7%	97,951	99,760	(1,809)	-1.8%
Telephone	36,615	35,284	1,331	3.8%	111,595	110,775	820	0.7%
Apartment operating costs	89,265	87,680	1,585	1.8%	263,334	259,124	4,210	1.6%
Employee costs	44,956	39,799	5,157	13.0%	159,275	132,362	26,913	20.3%
ATM expense	163,024	145,171	17,853	12.3%	471,859	434,145	37,714	8.7%
All other	297,905	235,327	62,578	26.6%	791,228	882,701	(91,473)	-10.4%
Total other expense	$1,138,599	$1,170,527	$(31,928)	-2.7%	$3,296,100	$3,655,248	$(359,148)	-9.8%

Total noninterest expense	$3,887,371	$3,855,564	$59,160	1.5%	$11,843,297	$11,946,550	$(103,253)	-0.9%

Total noninterest expense increased by $59,000, or 1.5%, to $3.9 million for the quarter ended September 30, 2010, from $3.9 million for the quarter ended September 30, 2009.  Total noninterest expense decreased by $103,000, or 0.9%, to $11.8 million for the nine months ended September 30, 2010, from $11.9 million for the nine months ended September 30, 2009.  Compensation and employee benefits increased due to an increase in pension plan and insurance expense for employees.  The increase in premises and equipment for the year was primarily due to increases in information technology enhancements.  The impairment on foreclosed real estate was primarily a result of further deterioration on out of state foreclosed real estate values indicated by updated appraisals.  FDIC insurance decreased due to the FDIC special assessment of $210,000 assessed in the quarter ended June 30, 2009. There have been no FDIC special assessments in 2010 and on October 19, 2010, the FDIC board adopted a new Restoration Plan that among other things, forgoes the uniform 3 basis point assessment rate increase previously scheduled to go into effect on January 1, 2011.  While the FDIC’s decision to forego the previously scheduled assessment rate increase keeps the current rate schedule in effect for the near term, it is likely that the FDIC will increase deposit insurance assessments in 2011 and beyond in order to meet the Deposit Insurance Fund (“DIF”) target reserve ratio of 1.35% by September 30, 2010, as required by the Dodd-Frank Act, and to address the depletion of the DIF due to a record rate of bank failures.  Other expenses decreased primarily due to decreases in professional fees and advertising and promotions.    The decrease in professional fees for the periods ended September 30, 2010 was due to a decrease in nonrecurring consulting fees and legal fees.

Income Taxes.  Provision for income taxes was relatively unchanged for the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009.  Provision for income taxes decreased by $736,000, or 55.6%, to $588,000 for the nine months ended September 30, 2010, compared to $1.3 million for the nine months ended September 30, 2009.  The decrease in income taxes was primarily due to a decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business growth.  The Company’s principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $26.3 million as of September 30, 2010, compared with $21.8 million as of December 31, 2009. The Company had additional borrowing capacity available from the FHLB of approximately $85.0 million at September 30, 2010.  In addition, the Company had $5.0 million in borrowing capacity available through lines of credit with correspondent banks as of September 30, 2010.  The Company was not drawing on any of these lines of credit as of September 30, 2010.  Net cash from continuing operating activities contributed $4.5 million and $5.2 million to liquidity for the nine months ended September 30, 2010 and 2009, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provide strong liquidity for the Company at September 30, 2010.

On January 9, 2009, the Company completed the issuance of $10.2 million of our Series A Preferred Stock and the Warrant under the TARP-CPP. Although the Bank would have remained “well capitalized” without these funds, this new equity investment increased the capacity to support economic activity and growth in each of the communities served by the Bank through responsible lending.

On August 15, 2010, the Company paid an aggregate cash dividend of $127,500 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Department of the Treasury.  On August 27, 2010, the Company declared a cash dividend of $0.01 per share of common stock, payable on October 8, 2010 to stockholders of record as of September 17, 2010.  This payment totaled $13,000.

During the third quarter of 2010, macro-economic conditions and the challenging economic environment continued to impact liquidity and credit quality across the financial markets.  While the recession has impacted the local economies in which the Company operates and holds out-of-state real estate loans, our liquidity position and capital resources remain strong and the Company anticipates that it will have sufficient funds to meet its current funding commitments.

The OTS requires the Bank to meet minimum tangible, leverage (core) and risk-based capital requirements.  As of September 30, 2010, the Bank exceeded all of its regulatory capital requirements.  The Bank’s required and actual capital levels as of September 30, 2010 and December 31, 2009 were as follows:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000's)		(000's)		(000's)
As of September 30, 2010:
Total Capital (to risk-weighted assets)	$49,961	16.5%	$24,249	8.0%	$30,311	10.0%
Tier I Capital (to risk-weighted assets)	46,207	15.2	12,124	4.0	18,187	6.0
Tier I (Core) Capital (to adjusted assets)	46,207	10.2	18,186	4.0	22,733	5.0
Tangible Capital (to adjusted assets)	46,207	10.2	6,820	1.5	-	-

As of December 31, 2009:
Total Capital (to risk-weighted assets)	$48,429	14.9%	$26,080	8.0%	$32,600	10.0%
Tier I Capital (to risk-weighted assets)	44,450	13.6	13,040	4.0	19,560	6.0
Tier I (Core) Capital (to adjusted assets)	44,450	9.8	13,636	3.0	22,727	5.0
Tangible Capital (to adjusted assets)	44,450	9.8	6,818	1.5	-	-

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

No material changes in the Company’s off-statement of financial condition arrangements occurred during the nine months ended September 30, 2010.

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

Item 1A.  Risk Factors

The following risk factors update our disclosure of risk factors included in Item 1A. to Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The full impact of the Dodd-Frank Act on the operations of the Bank and Company remain currently unknown given that much of the details and substance of the new laws will be determined through agency rulemaking.  The Dodd-Frank Act is comprehensive financial reform legislation enacted on July 21, 2010 that significantly impacts, among other things, the provision of consumer financial products and services by all financial institutions.  Implementation of the many provisions of the Dodd-Frank Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years.  Accordingly, the compliance burden and full impact on the operations and profitability of the Bank and Company with respect to the Dodd-Frank Act are currently unknown.  Based  on the provisions of the Dodd-Frank Act and anticipated implementing regulations, however, it is highly likely that banks and thrifts as well as their holding companies will be subject to significantly increased regulation and compliance obligations.

The elimination of the OTS and transfer of the OTS’s supervisory and rulemaking functions to various federal banking agencies will change the way that the Bank and Company are regulated.  As a result of changes mandated by the Dodd-Frank Act to the federal supervisory and regulatory framework for savings associations and their holding companies, both the Bank and Company will be transitioning to the jurisdiction of new primary federal regulators, which will change the way that the Bank and Company are regulated.  Specifically, the OTS’s supervisory and rulemaking functions (except for consumer protection) relating to all federal savings associations will be transferred to the OCC, while the OTS’s supervisory and rulemaking functions relating to savings and loan holding companies and their non-depository institution subsidiaries (excluding subsidiaries of the federal savings association) will be transferred to the FRB.  While the OCC and FRB are directed to implement existing OTS regulations, orders, resolutions, determinations and agreements for federal savings associations and their holding companies under the Home Owners’ Loan Act (“HOLA”), the transition of supervisory functions from the OTS to the OCC (with respect to the Bank) and the FRB (with respect to the Company), could alter the operations of the Bank and Company so as to be more closely aligned with the OCC’s and FRB’s respective supervision of national banks and bank holding companies.  While the functions of the OTS pertaining to the Bank and Company will formally be transferred to the OCC and FRB in July 2011 (or else by January 2012 if a six-month extension is required), the Bank and the Company may see changes in the way they are supervised and examined sooner, and may experience operational challenges in the course of transition to their new regulators.

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

NORTH CENTRAL BANCSHARES, INC.

Date: November 4, 2010	BY: /s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: November 4, 2010	BY: /s/ Jane M. Funk
Jane M. Funk, Chief Financial Officer and Treasurer