Form 10-K
period 2010-12-31
NORTH CENTRAL BANCSHARES INC
filed 2011-03-11
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2010

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

Yes ☐           No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of June 30, 2010 was $19,661,000.

As of March 11, 2011, there were issued and outstanding 1,351,448 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders are incorporated by reference to Items 10, 11, 12, 13 and 14 of Part III hereof.
2.     Portions of the 2010 Annual Report to Shareholders are incorporated by reference to Items 5, 6, 7, 7A and 8 of Part II hereof.

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

Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company’s control, and other factors discussed in this Form 10-K, as well as other factors identified in the Company’s filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	developments impacting the financial services industry and global credit markets, and the response of legislators and regulators thereto;

•	new laws and regulations aimed at stimulating the economy and mitigating the effects of the current global economic crisis;

•	the impact of special assessments by the Federal Deposit Insurance Corporation (the “FDIC”);

•	developments at other companies in our industry, including the potential failure of other financial institutions;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	changes in consumer spending and saving habits;

•	the strength of our loan portfolio, including potential defaults by borrowers and our realization of amounts below the amounts we are due on certain loans;

•	impairments to the value of investment securities held by us;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•	inflation, interest rate, market and monetary fluctuations;

•	our ability to attract and retain key personnel to implement our strategy and oversee our operations;

•	the impact of changes in laws and regulations applicable to the provision of financial services (including laws concerning taxes, banking, securities and insurance);

•	our success in gaining regulatory approval of products and services, when required;

•
the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	our ability to attract funds and raise capital when needed to support growth or ongoing operations;

•	our expansion into new market areas and the associated costs may reduce our profitability;

•	the availability of desirable avenues to deploy our existing capital;

•	our success at managing the risks involved in our business, including our ability to maintain an effective system of internal control over financial reporting;

•	limitations imposed on us by our articles of incorporation and bylaws which could restrict our ability to pursue growth opportunities; and

•
limitations imposed on us by virtue of the agreements we entered into with the United States Treasury in connection with our participation in the Troubled Asset Relief Program Capital Purchase Program (including any potential changes to these agreements required to comply with changes in applicable federal laws).

This list of important factors is not exclusive.  The Company and the Bank do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

ITEM 1.               BUSINESS

General

North Central Bancshares, Inc., an Iowa corporation formed in 1995, is the holding company for First Federal Savings Bank of Iowa, a federally chartered savings bank.  The Company owns 100% of the outstanding stock of the Bank.  The Company’s stock is traded on the Nasdaq Global Market under the symbol “FFFD.”

The Company conducts business as a unitary savings and loan holding company and the principal business of the Company consists of the operation of the Bank.  The Company’s executive offices are located at the home office of the Company at 825 Central Avenue, Fort Dodge, Iowa.  The Company’s telephone number is (515) 576-7531.

First Federal Savings Bank of Iowa

The Bank is a federally-chartered savings bank that conducts its operations from its main office located in Fort Dodge, Iowa and ten other branch offices located in Iowa.  Eight of the Bank’s offices are located in north central and central Iowa, in the cities of Fort Dodge (two locations), Nevada, Ames, Perry, Ankeny, Clive and West Des Moines.  Three of the Bank’s offices are located in southeast Iowa, in the cities of Burlington (two locations) and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was originally chartered in 1954, and on May 7, 1987, became a federally chartered savings bank.  The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank’s market areas, and investing such deposits in one-to-four family residential real estate mortgages, multifamily and commercial mortgages and consumer loans, with an emphasis on second mortgage loans.  The Bank’s deposits are insured by the FDIC.  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) system since 1954.  At December 31, 2010, the Bank had total assets of $452.3 million, total deposits of $349.8 million, and total stockholders’ equity of $49.2 million.

The Bank’s principal executive office is located at 825 Central Avenue, Fort Dodge, Iowa and its telephone number at that address is (515) 576-7531.  The Bank’s website address is www.firstfederaliowa.com.  Information on the website shall not be considered a part of this Form 10-K.

Market Area and Competition

The Company is a savings and loan holding company that conducts its activities through the Bank and the Bank’s subsidiaries to serve its primary market area of Webster, Story, Des Moines, Dallas, Polk, and Henry Counties, which are located in the central, north central and southeastern parts of the State of Iowa.  The Company’s market area is influenced by agriculture, manufacturing, retail sales, insurance, financial and other professional services and public education.  The Company is headquartered in Fort Dodge, the Webster County seat, where it also operates two branch offices.

The year 2010 was an extremely challenging one for the financial industry and the entire world economy.  The financial crisis and recession also impacted the local economies in the Company’s market area.  The unemployment rate for the month of December 2010 for Webster County was 7.5%, for Story County 4.5%, for Dallas County 5.1%, for Polk County 6.2%, for Henry County 8.5% and for Des Moines County 7.3%.  These compare to the national rate of 9.4% and the State of Iowa rate of 6.3%.

Prior to 2010, the Company originated and/or purchased loans (primarily one-to-four family, multifamily and commercial real estate loans) from outside the State of Iowa motivated by factors such as the type of loan demand in the Company’s overall market area, increased competition, and the Company’s decision to diversify its loan portfolio. During 2010, the Company curtailed its out of state lending due to declines in demand and management’s credit risk mitigation plans.  Future opportunities for out of state lending for commercial real estate and multifamily real estate may be considered by the Company on a limited basis.

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

Lending Activities

Loan Portfolio Composition.  The principal components of the Company’s loan portfolio are fixed-rate and adjustable-rate first mortgage loans secured primarily by one-to-four family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential and commercial real estate and secured and unsecured consumer loans, with an emphasis on second mortgage real estate loans.  At December 31, 2010, the Company’s total loans receivable was $341.2 million, of which $141.1 million, or 41.4%, were one-to-four family residential real estate first mortgage loans, $57.5 million, or 16.8%, were multifamily real estate first mortgage loans, primarily purchased by the Company, $69.3 million, or 20.3%, were commercial real estate first mortgage loans, primarily purchased by the Company, and $4.2 million, or 1.2%, were construction and land development loans.  Consumer loans, consisting primarily of second mortgage loans and automobile loans, totaled $69.2 million, or 20.3%, of the Company’s loan portfolio.

Loans to One Borrower.   Savings associations, such as the Bank, are generally subject to the same limits on loans to one borrower as are imposed on national banks.  Generally, under these limits, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association’s unimpaired capital and surplus.  Additional amounts may be lent, in an aggregate not exceeding 10% of unimpaired capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral.  Such collateral is defined to include certain debt and equity securities, but generally does not include real estate.  At December 31, 2010, it was the Company’s policy to limit loans to one borrower to $5.0 million, with higher limits subject to approval by our Board of Directors (“Board”).  At December 31, 2010, it was the Company’s policy to limit loans to related entities, corporate groups, or common guarantors to $7.0 million.  These limitations are more stringent than those imposed under regulatory requirements.  At December 31, 2010, the Company’s largest aggregate amount of outstanding loans to a single borrower or group of related borrowers totaled $5.1 million.  At December 31, 2010, the Company had no other lending relationship with an outstanding amount over $4.0 million.

Analysis of Loan Portfolio.  Set forth below are selected data relating to the composition of the Company’s loan portfolio by type of loan as of the dates indicated:

	At December 31,
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

			(Dollars in thousands)

First mortgage loans:
One-to-four family residential	$141,061	41.35%	$151,550	39.55%	$170,184	41.83%	$195,586	43.23%	$214,499	47.31%
Multifamily	57,461	16.84	63,470	16.57	57,968	14.25	56,587	12.51	65,807	14.52
Commercial	69,254	20.30	80,252	20.94	84,705	22.61	97,115	24.13	88,268	21.07
Construction and land development	4,194	1.23	12,196	3.18	15,720	2.08	29,456	3.84	19,331	2.67
Total first mortgage loans	271,970	79.72	307,468	80.25	328,577	80.77	378,744	83.71	387,905	85.57

Consumer loans:
Automobiles	$13,549	3.97	$14,777	3.86	$14,106	3.47	$12,667	2.80	$10,459	2.31
Second mortgage	51,349	15.05	55,824	14.57	58,001	14.26	54,586	12.06	49,070	10.82
Other	4,283	1.26	5,088	1.33	6,099	1.50	6,460	1.43	5,901	1.30
Total consumer loans	69,181	20.28	75,689	19.75	78,206	19.23	73,713	16.29	65,430	14.43

Total loans receivable	$341,151	100.00%	$383,157	100.00%	$406,783	100.00%	$452,457	100.00%	$453,335	100.00%

Less:
Undisbursed portion of construction loans	$296	0.09%	$1,005	0.26%	$840	0.21%	$2,364	0.52%	$1,217	0.27%
Unearned loan (premium) discount	(84)	(0.02)	(155)	(0.04)	(347)	(0.09)	(370)	(0.08)	(583)	(0.13)
Net deferred loan origination fees (costs)	331	0.10	281	0.07	124	0.03	119	0.03	165	0.04

Allowance for loan losses	6,147	1.80	7,171	1.87	5,379	1.32	3,487	0.77	3,493	0.77

Total loans receivable, net	$334,461	98.04%	$374,855	97.83%	$400,787	98.53%	$446,857	98.76%	$449,043	99.05%

Loan Maturity Schedule.  The following table sets forth the contractual maturity of the Company’s loan portfolio at December 31, 2010.  Overdraft lines of credit are reported as due within one year.

	At December 31, 2010

	Within	1-5	Beyond 5
	1 Year	Years	Years	Total

	(In thousands)
First mortgage loans:
One-to-four family residential	$3,177	$4,863	$133,021	$141,061
Multifamily	1,037	10,108	46,316	57,461
Commercial	10,014	26,121	33,119	69,254
Construction and land development	3,083	1,023	88	4,194
Consumer loans	4,578	35,890	28,713	69,181
Total	$21,889	$78,005	$241,257	$341,151

The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 2010 due after December 31, 2011.

	Due After December 31, 2011

	Fixed	Adjustable	Total

	(In thousands)
First mortgage loans:
One-to-four family residential	$37,264	$100,620	$137,884
Multifamily	10,338	46,086	56,424
Commercial	20,998	38,242	59,240
Construction and land development	1,111	-	1,111
Consumer loans	51,472	13,131	64,603
Total	$121,183	$198,079	$319,262

One-to-Four Family Residential Real Estate Loans.  Traditionally, the Company’s primary lending activity consists of the origination of fixed- and adjustable-rate one-to-four family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company’s market area.  The Company also originates one-to-four family, interest-only construction loans that convert to permanent loans after an initial construction period that typically runs up to twelve months.  At December 31, 2010, 27.7% of the Company’s residential real estate loans had fixed rates and 72.3% had adjustable rates.

The Company originates loans for the purposes of both holding to maturity in its portfolio and selling the loans in the secondary mortgage market. The Company’s one-to-four family, fixed-rate, residential real estate loans originated for its portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Freddie Mac and Fannie Mae purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market.  The Company generally sells fixed-rate loans with maturities of 15 years or greater in the secondary mortgage market.  For the year ended December 31, 2010, the Company sold $50.4 million of one-to-four family residential mortgage loans, generally for the purpose of lowering the Company’s interest rate risk.  One-to-four family portfolio loans are originated and underwritten according to policies approved by our board of directors.

Originations of one-to-four family fixed-rate first mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company’s interest rate gap position and loan products offered by the Company’s competitors.  The Company’s one-to-four family fixed-rate first mortgage loans amortize on a monthly basis with principal and interest due each month.  The Company also offers one-to-four family adjustable-rate first mortgage loans that adjust on an annual basis after the initial fixed rate term.

The initial fixed rate term of these loans are primarily five and seven years and the overall maturity of these loans may be up to 30 years.  The Company determines whether a customer qualifies for these loans based upon the initial fixed interest rate.

The Company establishes various annual and life-of-the-loan caps on adjustable rate mortgage (ARM) loan interest rate adjustments.  At December 31, 2010, the Company generally offered ARM loans with annual rate caps of 2.00% and maximum life-of-loan caps of 6.00% above the initial interest rate.   At present, the interest rate on the Company’s ARM loans are calculated by using the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year.  In addition, the Company establishes floors for each loan originated below which the interest rate on the loan may not adjust. One-to-four family residential ARM loans totaled $101.9 million, or 29.9%, of the Company’s total loan portfolio at December 31, 2010.

The primary purpose of offering ARM loans is to make the Company’s loan portfolio more interest rate sensitive.  ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase.  It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.  Management believes that the Company’s credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Market Risk – Interest Rate Sensitivity Analysis” in the 2010 Annual Report to Shareholders, which is included as Exhibit 13.1 to this Form 10-K and incorporated herein by reference.

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

Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.  The Company originates one-to-four family residential mortgage loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 96.5% of the lesser of the appraised value of the security property or the contract price.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to be at or below the 80% loan-to-value level.  The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion or title insurance on all properties securing real estate loans originated by the Company through the Bank.

Multifamily Residential and Commercial Real Estate Loans.  The Company’s loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $126.7 million, or 37.1%, of the Company’s total loan portfolio at December 31, 2010.  Of such loans, $81.4 million, or 64.2%, were purchased or originated by the Company and were secured by properties outside the State of Iowa.  The multifamily and commercial real estate loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings.  Multifamily residential and commercial real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of project.  See “Loan Originations, Solicitation, Processing, and Commitments ─ Purchased or Out of State Originated Loans.”

All multifamily or commercial real estate loans in excess of $1.0 million that are purchased or originated out of state are approved by the Company’s Senior Management Loan Committee as well as the board of directors.  All loans less than $1.0 million that are originated out of state are approved by the Company’s Senior Management Loan Committee and ratified by the board of directors.  Purchased loans are subject to the same underwriting standards as for loans originated by the Company.  Before a loan is purchased, the Company obtains copies of the original loan application, title insurance policy, appraisal and personal financial statements of any guarantors of the loan, and certified rent rolls. A member of the Company’s senior management also makes a personal inspection of the property securing the loan. Such purchases are made without recourse to the seller.

At December 31, 2010, $22.8 million, or 28.0%, of out of state multifamily and commercial real estate loans were serviced by the Bank.  At December 31, 2010, $58.6 million, or 72.0%, of the out of state multifamily and commercial real estate loans were serviced by the originating financial institution, mortgage company or alternate servicing financial institution.  The Company imposes a $3.0 million limit on the aggregate size of multifamily and commercial loans to any one borrower for loans secured by real estate located outside the State of Iowa and a $5.0 million limit on the aggregate size of multifamily and commercial loans to one borrower applied to loans secured by real estate located in Iowa.  The Company also imposes a $3.0 million and $4.0 million loan limit per secured property located outside and inside the State of Iowa, respectively.  Any exceptions to these limits must be specifically approved by the board of directors on a loan-by-loan basis within the Company’s legal lending limit.  See “Regulation – Regulation of Federal Savings Associations – Loans to One Borrower.”

Loans secured by multifamily and commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and such loans also typically have larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from such real estate projects is reduced, the borrower’s ability to repay the loan may be impaired.  As a result, these types of loans present greater potential loan delinquencies and loan losses than single-family residential loans.  At December 31, 2010, the Company had approximately $5.3 million of commercial real estate and multifamily loans that were nonperforming, all of which were out of state.

Construction and Land Development Lending.  The Company makes construction and land development loans to individuals for the construction of their residences as well as to builders for the construction of one-to-four family residences and commercial and multifamily real estate.  At December 31, 2010, the Company’s construction loan portfolio totaled $4.2 million, or 1.2%, of the Company’s total loan portfolio.  Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months.  These construction loans have rates and terms which generally match the one-to-four family ARM loan rates then offered by the Company, except that during the construction phase the borrower pays interest only.  Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

Construction and land development loans on commercial and multifamily real estate projects may be secured by land, apartments, small office buildings, strip retail centers, or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months.  During the construction phase the borrower pays interest only.  At December 31, 2010, the Company had approximately $3.7 million in commercial real estate construction and land development loans which included a total of $3.3 million of nonperforming loans associated with four unrelated borrowers.  At December 31, 2010, $2.8 million of these nonperforming loans were out of state.

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

Due to the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to accurately evaluate the total loan funds required to complete a project, the related loan-to-value ratios and the likelihood of ultimate success of the project.  Construction loans to borrowers other than owner-occupants also involve many of the same risks discussed above regarding multifamily and commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans.

Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which consists primarily of one-to-four family second mortgage loans, including home equity lines of credit. As of December 31, 2010, consumer loans totaled $69.2 million, of which second mortgage loans totaled $51.3 million, or 15.1%, of the Company’s total loan portfolio. The Company’s second mortgage loans generally have fixed interest rates for terms of three to five years. The Company’s home equity lines of credit are adjustable rate loans with terms up to ten years.  The Company’s second mortgage loans are generally secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 85%.  In recent years the Company originated one-to-four family second mortgage loans with a loan-to-value ratio of up to 100%; however during 2008 that limit was reduced to 95% and in 2009 the limit was further reduced to 85%.  Generally, second mortgage loans in excess of 85% loan-to-value are insured through a pool insurance product, unless the loan has secondary collateral.  These types of loans are subject to stricter underwriting guidelines.  As of December 31, 2010, the average principal amount of the Company’s second mortgage loans was approximately $24,000.

To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally up to 100% loan-to-value ratio for new cars. All of the Company’s automobile loans were originated by the Company and generally have terms of up to six years.  At December 31, 2010, automobile loans totaled $13.5 million, or 4.0%, of the Company’s total loan portfolio.

In addition, the Company also makes other types of consumer loans, including unsecured signature loans, for various purposes.   At December 31, 2010, other consumer loans totaled $4.3 million, or 1.3%, of the Company’s total loan portfolio. The minimum loan amount for unsecured signature loans is $2,000, the maximum loan amount for such loans is generally $5,000, and the average balance of such loans is approximately $2,400.

Commercial Business Lending. The Company originates a limited number of commercial business loans, which the Company includes with its consumer loan portfolio for reporting purposes. Such loans are generally secured and are originated for any business purpose, such as for the purchase of business equipment.

The Company’s business plan calls for an increase in commercial business lending and deposit/cash management services to small businesses in its current geographic market.  Commercial business lending will provide greater diversification of the loan portfolio in order to mitigate real estate concentrations.

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

After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, and amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan. At December 31, 2010, the Company had outstanding commitments to originate $2.1 million of loans. This amount does not include commitments to purchase loans, undisbursed overdraft loan privileges, undisbursed home equity lines of credit or the unfunded portion of loans in process.

    Purchased or Out of State Originated Loans. At December 31, 2010, the Company’s loan portfolio contained $91.5 million of loans secured by out of state properties.  These loans represented 26.9% of the Company’s total loan portfolio at December 31, 2010.  All of the one-to-four family, multifamily residential, commercial real estate and construction and land development loans in the Company’s loan portfolio which are purchased out of state by the Company are without recourse to the seller.  At December 31, 2010, the average balance of the Company’s out of state multifamily residential and commercial real estate loans was $678,000 and the largest loan had a principal balance of $3.2 million.  As of December 31, 2010, nonperforming loans secured by out of state properties totaled $8.1 million.

To supplement its origination of one-to-four family first mortgage loans, the Company also purchases first mortgage loans secured by out of state one-to-four family residences.  Due to economic conditions during 2009 and 2010, including the uncertainty surrounding real estate values in other geographical areas, the Bank did not purchase any out of state one-to-four residential real estate loans.  At December 31, 2010, $7.3 million, or 2.2%, of the Company’s total loan portfolio consisted of out of state one-to-four family loans.

There are certain risks with loans purchased by the Company that are not associated with loans the Company originates, such as risks associated with servicing of the loans.  At December 31, 2010, $18.6 million, or 20.3%, of purchased loans were serviced by the Bank.  At December 31, 2010, $72.9 million, or 79.7%, of purchased loans were serviced by the originating financial institution, mortgage company or alternate servicing financial institution.  Although the Company reviews each purchased loan using the Company’s underwriting criteria for originations and a Company officer performs an on-site inspection of each purchased multifamily and commercial real estate loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review.  In addition, the Company purchases loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with Bank-originated loans.  Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company’s market areas.  There can be no assurance that economic conditions in these out of state areas will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

In an effort to reduce the risk of loss on out of state purchased loans, the Company generally purchases loans that meet the underwriting policies for loans originated by the Company although specific rates and terms may differ from the rates and terms offered by the Company.  The Company requires appropriate documentation, and personal inspections of the underlying real estate collateral by a member of senior management prior to purchase.  The Company limits its out of state loan portfolio concentration within a single state to 100% of the Bank’s risk based capital.  The Company also limits its loan portfolio concentration to a single servicer to 100% of the Bank’s risk based capital.

Set forth below is a table of the Company’s out of state purchased or originated loans by state of origin as of December 31, 2010.

(in thousands)
	One-to-four	Multi-	Commercial	Construction and	Total Balance as of	Percentage as of
State	Family	Family	Real Estate	Land Development	December 31, 2010	December 31, 2010
Arizona	$-	$-	$2,644	$-	$2,644	2.9%
California	4,672	10,557	9,157	-	24,386	26.7
Colorado	-	5,204	876	-	6,080	6.6
Illinois	19	1,548	847	-	2,414	2.6
Michigan	-	2,014	-	-	2,014	2.2
Minnesota	-	2,255	733	-	2,988	3.3
Missouri	931	-	3,361	-	4,292	4.7
Nebraska	-	-	5,029	-	5,029	5.5
Oregon	-	2,459	950	-	3,409	3.7
Texas	150	-	1,853	-	2,003	2.2
Utah	-	-	7,320	-	7,320	8.0
Washington	-	9,745	1,615	-	11,360	12.4
Wisconsin	-	6,012	-	-	6,012	6.6
Other (1)	1,577	2,437	4,749	2,781	11,544	12.6
Total	$7,349	$42,231	$39,134	$2,781	$91,495	100.0%

(1) Includes 11 states, each with less than $2,000 individually.

    Origination, Purchase and Sale of Loans.  The table below shows the Company’s originations, purchases and sales of loans for the periods indicated.

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Total loans receivable at beginning of period	$383,157	$406,783	$452,457
Originations:
First mortgage loans:
One-to-four family residential	71,164	91,783	52,200
Multifamily	4,057	2,333	860
Commercial	9,354	8,182	4,946
Consumer loans:
Automobiles	7,728	8,801	9,849
Second mortgage	16,892	23,605	29,540
Other	3,454	4,338	5,312
Total	112,649	139,042	102,707

Loan Purchases:
First mortgage multifamily	-	9,449	13,154
First mortgage commercial	-	5,313	5,430
Loan Sales:
First mortgage one-to-four family	(50,400)	(69,601)	(41,823)

Transfer of mortgage loans to foreclosed
real estate	(4,442)	(2,647)	(2,678)
Repayments	(99,813)	(105,182)	(122,464)
Net loan activity	(42,006)	(23,626)	(45,674)
Total loans receivable at end of period	$341,151	$383,157	$406,783

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Net deferred fees and costs are recognized into income immediately upon prepayment of the related loan. At December 31, 2010, the net deferred loan origination fees for the Company totaled $331,000. Such fees vary with the type of loans and commitments made. The Company typically charges a document preparation fee on fixed- and adjustable-rate first mortgage loans.

Investment Securities

At December 31, 2010, the Company’s investment portfolio was comprised of state and local obligations, mortgage-backed securities, collateralized mortgage obligations, U.S. Government agency securities, and corporate bonds.  At December 31, 2010, $48,000 of the Company’s investment portfolio, was scheduled to mature in one year or less, $10.2 million was scheduled to mature within one to five years, and $38.2 million was scheduled to mature in more than five years.

Our investment securities portfolio is managed to provide both a source of liquidity and earnings. Our portfolio totaled $48.4 million at December 31, 2010, compared to $23.2 million at December 31, 2009. The increase was due primarily to the investment of increased liquidity generated by both deposit growth and reduced real estate loan activity during 2010.

We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, regulatory and overall portfolio allocation.  Yield (spread to Treasury securities), credit quality and duration were primary considerations in our decision to increase our investments in collateralized mortgage obligations.  All collateralized mortgage obligations in the Company’s investment securities portfolio at December 31, 2010 were issued by government sponsored agencies.

    Investment Portfolio.  The following table sets forth the carrying value of the Company’s investment portfolio at the dates indicated.

	At December 31,
	2010	2009	2008
	(In thousands)

Investment securities
Mortgage-backed securities (1)	$13,863	$11,165	$19,754
Collateralized mortgage obligations (1)	19,288	-	-
U.S. government agency securities	8,694	7,477	-
State and local obligations	4,990	4,326	1,772
Corporate bonds	1,601	-	-
Mutual funds	-	207	1,230
Equity securities	-	-	82
Total investment securities	48,436	23,175	22,838

(1) These securities are issued by FNMA, FHLMC and GNMA. All are backed by residential mortgage loans.

    Investment Portfolio Maturities.  The following table summarizes the maturity distribution scheduled with corresponding weighted average yields of securities.  Mortgage-backed securities and collateralized mortgage obligations are included in maturity categories based on their stated maturity date.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

	At December 31,2010
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

Investment securities:
Mortgage-backed securities	$3	5.96%	$1	5.43%	$2,422	3.00%	$11,437	3.12%	$13,863	3.10%
Collateralized mortgage obligations	-	-	752	1.47	1,244	2.22	17,292	2.29	19,288	2.25
U.S. government agency securities	-	-	6,569	2.25	-	-	2,125	3.32	8,694	2.51
State and local obligations	45	3.60	1,261	3.41	3,081	3.91	603	3.69	4,990	3.75
Corporate bonds	-	-	1,601	3.08	-	-	-	-	1,601	3.08
Total securities available-for-sale	$48	3.74%	$10,184	2.47%	$6,747	3.27%	$31,457	2.69%	$48,436	2.72%

At December 31, 2010, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an account greater than 10% of the Company’s shareholder’s equity.

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

Deposits.  During 2010, the Company attracted consumer and commercial deposits principally from within its market area through the offering of a broad selection of deposit products including noninterest-bearing demand accounts, interest bearing accounts, savings accounts, money market savings, certificates of deposit and individual retirement accounts.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  The maximum rate of interest which the Company may pay is not established by regulatory authority.  The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.  Public fund deposits totaled $27.3 million at December 31, 2010, an increase of $14.1 million from December 31, 2009.  The Company also utilizes brokered certificates of deposit as an alternative wholesale funding source.  As of December 31, 2010, the Company had $558,000 in brokered certificates of deposit compared to $601,000 at December 31, 2009.

Deposit Portfolio.  At December 31, 2010, components of the Company’s deposit portfolio were represented by the various types of deposit programs described below.

Weighted					Percentage
Average			Minimum		of Total
Interest Rate	Original Term	Checking and Savings Deposits	Balance	Balances	Deposits
				(Dollars in
				thousands)

0.00%	None	Noninterest-bearing demand	$50	$19,089	5.5%
0.35%	None	Interest-bearing demand	50	116,866	33.4
0.10%	None	Savings accounts	25	30,714	8.8
0.42%	None	Money market savings	2,500	34,000	9.7
		Total non-maturing deposits		200,669	57.4

		Certificates of Deposit

0.14%	1-3 months	Fixed term, fixed rate	$1,000	$48	0.0%
0.42%	4-6 months	Fixed term, fixed rate	1,000	846	0.2
0.68%	7-9 months	Fixed term, fixed rate	1,000	6,228	1.8
1.11%	10-12 months	Fixed term, fixed rate	1,000	36,510	10.4
1.72%	13-24 months	Fixed term, fixed rate	1,000	28,647	8.2
2.35%	25-36 months	Fixed term, fixed rate	1,000	7,077	2.0
3.08%	37-48 months	Fixed term, fixed rate	1,000	22,091	6.3
4.00%	49-60 months	Fixed term, fixed rate	1,000	47,686	13.7
4.13%	61 months or greater	Fixed term, fixed rate	1,000	31	0.0
		Total certificates of deposit		149,164	42.6

		Total deposits		$349,833	100.0%

    The following table summarizes the aggregate deposit balances in the various types of deposit accounts offered by the Company for the dates indicated.

	(Dollars in thousands)

	Balance	Balance	Balance
	12/31/10	12/31/09	12/31/08
Noninterest bearing demand	$19,089	$16,185	$15,201
Interest bearing demand	116,866	77,694	57,877
Savings accounts	30,714	28,866	26,128
Money market savings	34,000	36,095	34,228
Certificates of deposit that mature:
within 12 months	77,083	110,154	150,426
within 12-36 months	43,680	42,028	46,647
beyond 36 months	28,401	23,791	19,663
Total	$349,833	$334,813	$350,170

    The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

	At December 31,
	2010	2009	2008
	(In thousands)
Rate:

1.99% or less	$66,782	$74,847	$1,266
2.00-2.99%	25,509	27,247	45,490
3.00-3.99%	30,745	38,226	78,812
4.00% or greater	26,128	35,653	91,168
	$149,164	$175,973	$216,736

    The following table sets forth the amount and maturities of certificates of deposit at December 31, 2010.

	Amount Due
	Less
	Than 1	1-2	2-3	3-4	4-5
	Year	Years	Years	Years	Years	Total
	(In thousands)
Rate:

1.99% or less	$55,872	$8,990	$1,057	$411	$452	$66,782
2.00-2.99%	8,086	1,791	3,362	5,099	7,171	25,509
3.00-3.99%	1,119	499	13,881	12,590	2,656	30,745
4.00% or greater	12,006	13,375	725	-	22	26,128
	$77,083	$24,655	$19,025	$18,100	$10,301	$149,164

    The following table indicates the amount of the Company’s certificates of deposit, including brokered certificates of deposit, greater than $100,000 by time remaining until maturity at December 31, 2010.

Certificates
of Deposit over
Remaining Maturity	$100,000
(In thousands)

Three months or less	$2,438
Three through six months	2,257
Six through twelve months	7,195
Over twelve months	13,699
Total	$25,589

Borrowings

Deposits are the Company’s primary source of funds. The Company may also obtain funds from the FHLB.   FHLB advances are collateralized by selected assets of the Company. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the Office of Thrift Supervision (“OTS”) and the FHLB.

	At or For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
FHLB advances:
Maximum balance	$66,500	$82,349	$97,379
Average balance	56,551	74,438	90,250
Balance at year end	49,250	66,500	82,349
Weighted average interest
rate at end of the period	3.77%	4.47%	4.91%
Weighted average interest
rate during the period	4.30%	4.75%	5.03%

Title Abstract Business

A component of the Company’s operating strategy to increase non-interest income is through the abstract company business conducted by a wholly owned subsidiary of the Bank, First Iowa Title Services, Inc. (“First Iowa”).  First Iowa provides real estate title abstracting services in Webster and Boone counties of Iowa.  These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate.  This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels.  The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company.  Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise.  Institutions can purchase title insurance for their own protection or to sell loans in the secondary market.  First Iowa had nine employees as of December 31, 2010.

Insurance and Annuity Business

Another component of the Company’s operating strategy to increase non-interest income is through First Federal Investment Services, Inc. (“First Federal Investments”), a wholly owned subsidiary of the Bank.  The activities of First Federal Investments include the sale of life insurance on mortgage loans, and credit life and accident and health insurance on consumer loans made by the Company. In addition, First Federal Investments sells life insurance, annuity products, mutual funds and other noninsured products.  First Federal Investments had five employees as of December 31, 2010.

Mortgage Company Business

First Iowa Mortgage, Inc. is a wholly-owned subsidiary of the Bank.  First Iowa Mortgage, Inc. originated first mortgage loans and subsequently sold those loans and the mortgage servicing rights to investors.  First Iowa Mortgage, Inc. currently is inactive and these services are provided by the Bank.

Multifamily Apartment Buildings

On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership (“Northridge Partnership”), a subsidiary of the Bank, with the Fort Dodge Housing Corporation (“FDHC”), a non-profit Iowa corporation formed to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area.  The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge.  Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes.  A 44-unit apartment complex was completed on February 1, 1997.  The tax credits for the year ended December 31, 2010 amounted to approximately $12,000.  The final federal income tax credits amounting to approximately $12,000 associated with this project will be recognized in 2011.

On October 24, 1996, the Company formed the Northridge Apartments Limited Partnership II (“Northridge Partnership II”), a subsidiary of the Bank, to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area.  Northridge Partnership II was awarded low-income housing tax credits in 2002 by the Iowa Finance Authority.  These credits were awarded to construct a 23-unit apartment building in Fort Dodge, Iowa, which was completed on March 31, 2003.  The tax credits associated with this project for the year ended December 31, 2010 amounted to approximately $127,000.  The tax credits will continue for an additional 2.3 year period.

Personnel

At December 31, 2010, the Company had 137 full-time equivalent employees (including the nine employees of First Iowa and the five employees of First Federal Investments).  None of the Company’s employees are represented by a collective bargaining group.  Management believes that it enjoys good relations with its personnel.

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

Bad Debt Reserves.  The Bank is a “large bank” as of December 31, 2010 and is no longer permitted to maintain a reserve for bad debts with respect to loans.  The Bank instead utilizes the tax charge-off method for bad debt tax deductions.

Distributions. To the extent that the Bank makes “nondividend distributions” to shareholders, such distributions will be considered to result in distributions from the Bank’s “base year reserve,” i.e., its reserve as of December 31, 1987, to the extent thereof and then from its supplemental reserve for losses on loans, and an amount based on the amount distributed will be included in the Bank’s taxable income.  Nondividend distributions include distributions in excess of the Bank’s current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Bank’s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not constitute nondividend distributions and, therefore, will not be included in the Bank’s income.

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

Corporate Alternative Minimum Tax.  The Internal Revenue Code (the “Code”) imposes a tax on alternative minimum taxable income (“AMTI”) at a rate of 20%. Only 90% of AMTI can be offset by AMTI minimum tax net operating loss carryovers, of which there are none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items.

Dividends-Received Deduction.  The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

State and Local Taxation

Iowa, Colorado and Washington Taxation.  The Company and the Bank’s subsidiaries file Iowa corporation tax returns and the Bank files an Iowa franchise income tax return, Colorado income tax return and Washington business and occupation tax return.

The Iowa corporate income tax rate ranges from 6% to 12% depending upon Iowa taxable income.  Interest from federal securities is not taxable for purposes of the Iowa corporate income tax.

Iowa imposes a financial institution franchise tax, in lieu of the corporate income tax, on the Iowa franchise taxable income of thrift institutions at the rate of 5%.  Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes.  The net operating loss carryforward rules are similar to the federal rules.  However, Iowa no longer allows carrybacks of net operating losses for tax years beginning on or after January 1, 2009.

Colorado’s corporate income tax is imposed on domestic and foreign corporations at a flat rate of 4.63% on net income derived from Colorado sources.  The Bank is subject to Colorado income tax on interest income derived from loans, purchased or originated, in the state of Colorado.

The Bank is subject to Washington business and occupation tax for gross income derived from loans secured by property located in the State of Washington at a flat rate of 1.80%.

REGULATION
General

North Central Bancshares, Inc. is regulated as a savings and loan holding company by the OTS.  The Company is required to file reports with, and otherwise comply with, the rules and regulations of the OTS and of the SEC under federal securities laws.

First Federal Savings Bank of Iowa, a wholly owned subsidiary of the Company, is a federally chartered savings bank.  The Bank is subject to regulation, examination and supervision by the OTS, as its primary regulator, and the Federal Deposit Insurance Corporation (the “FDIC”), as its deposit insurer.  The Bank files reports with the OTS concerning its activities and financial condition.  The OTS and FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the Bank’s capital levels, classification of assets and establishment of adequate loan loss reserves for regulatory purposes.

As discussed below in the section “Developments in Regulation of the Financial Sector,” both the Company and Bank will be transitioning to the jurisdiction of new and separate primary federal regulators on July 21, 2011 (or else by January 21, 2012, if a six-month extension is determined to be necessary by the Secretary of the Treasury), and the OTS will be abolished 90 days thereafter.

The following discussion is intended to provide a summary of the material statutes and regulations applicable to savings and loan holding companies and federal savings associations, and does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Savings and Loan Holding Companies

The Company is registered as a unitary savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements.  In addition, the OTS has general enforcement authority over the Company and any of its non-functionally regulated subsidiaries.  Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association.  Unlike bank holding companies, savings and loan holding companies are not subject to formal regulatory capital requirements although, as discussed below, financial reform legislation enacted in July 2010 requires that formal capital requirements be imposed on savings and loan holding companies generally beginning in July 2015.

As a grandfathered unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to satisfy the qualified thrift lender, or “QTL,” test.  See “Regulation of Federal Savings Associations - Qualified Thrift Lender Test” for a discussion of the QTL requirements. In addition, the Gramm-Leach-Bliley Act prohibits the sale of grandfathered savings and loan holding companies to nonfinancial companies.  This prohibition is intended to restrict the transfer of grandfathered rights to other entities, and thereby prevent evasion of the limitation on the creation of new unitary savings and loan holding companies.

The Home Owners’ Loan Act, as amended (the “HOLA”), prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring control (as defined under OTS Regulations) of a savings association without obtaining prior OTS approval.  In addition, a savings and loan holding company is prohibited from directly or indirectly acquiring (i) through mergers, consolidation or a purchase of assets, another savings association or a holding company thereof, or acquiring all or substantially all of the assets of such association or company without prior OTS approval; and (ii) control of any depository institution that is not insured by the FDIC (except through a merger with and into the holding company’s savings association subsidiary that is approved by the OTS).

A savings and loan holding company also may not acquire as a separate subsidiary a savings association that has a principal office outside of the state where the principal office of its subsidiary savings association is located, except (i) in the case of certain emergency acquisitions approved by the FDIC; (ii) if such holding company controls a savings association subsidiary that operated a home or branch office in such additional state as of March 5, 1987; or (iii) if the laws of the state in which the savings association to be acquired is located specifically authorize a state chartered savings association to be acquired by a savings association chartered by the state where the acquiring savings association or savings and loan holding company is located or by a holding company that controls such a state chartered association.

OTS regulations prohibit service at a savings and loan holding company by any person convicted of certain criminal offenses or who agreed to enter into a pre-trial diversion (or similar program) in connection with a prosecution for such criminal offenses.  The regulation implements a provision of the Federal Deposit Insurance Act that prevents persons who are currently prohibited from serving at an insured institution from serving at a holding company that controls such institution.  Persons convicted of criminal offenses involving dishonesty, breach of trust or money laundering are generally prohibited from serving at an insured depository institution or its holding company.  OTS has the authority to review proposed appointments on a case-by-case basis, and by regulation has provided two narrow exemptions for limited situations.

Transactions between the Company or its subsidiaries and the Bank are subject to various conditions and limitations.  See “Regulation of Federal Savings Associations - Transactions with Affiliates” and “Regulation of Federal Savings Associations - Limitation on Capital Distributions.”

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

Regulation of Federal Savings Associations

Business Activities.  The Bank derives its lending and investment powers from the HOLA and OTS regulations promulgated thereunder.  Under these laws and regulations, the Bank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and other types of specified assets.  The Bank may also establish service corporations that may engage in activities not otherwise permissible for the Bank, including certain real estate equity investments and securities and insurance brokerage.  The Bank’s authority to invest in particular types of loans or other investments is limited by federal law and regulation.

Capital Requirements.  OTS regulations require savings associations such as the Bank to meet three minimum capital standards:

(1)	a tangible capital ratio requirement of 1.5% of total assets, as adjusted under the OTS regulations;

(2)
a leverage ratio requirement of 4.0% of core capital to such adjusted total assets (3.0% if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System); and

(3)
a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets, provided that the amount of supplementary capital used to satisfy this requirement shall not exceed the amount of core capital.

In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights.  Risk-weights are assigned by the OTS under its capital regulations, and are based on the risks found by the OTS to be inherent in the type of asset.  Risk-weights range from 0% for cash and obligations issued by the United States Government or its agencies and certain other assets, to 100% for consumer, commercial, home equity and construction loans and certain other assets.

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

At December 31, 2010, the Bank met and exceeded each of its capital requirements.  The table below presents the Bank’s regulatory capital at December 31, 2010, as compared to the OTS regulatory capital requirements:

		Capital
	Bank Capital	Requirements	Excess Capital
	(In thousands)

Tangible capital	$46,278	$6,786	$39,492
Core capital	46,278	18,096	28,182
Risk-based capital	50,029	24,194	25,835

Prompt Corrective Action Regulations.  Under the OTS “prompt corrective action” regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations.  For this purpose, a savings association is placed in one of the following five categories based on the association’s capital:

•           well capitalized;

•           adequately capitalized;

•           undercapitalized;

•           significantly undercapitalized; or

•           critically undercapitalized.

At December 31, 2010, the Bank met the criteria for being considered “well capitalized.”  When appropriate, the OTS can require corrective action by a savings association’s holding company under the “prompt corrective action” provisions of federal law.

Limitation on Capital Distributions.  The OTS imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including the payment of cash dividends.  A savings association that is the subsidiary of a savings and loan holding company must file a notice or application with the OTS at least 30 days before making a capital distribution.  Among other circumstances that may trigger an application filing, an application is required if the total amount of an institution’s capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to the Bank’s net income for that year plus the Bank’s retained net income for the previous two years.

The OTS may disapprove a notice of application if the:

•           Bank would be undercapitalized following the distribution;

•           proposed capital distribution raises safety and soundness concerns; or

•           capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity.  The Bank is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.  If the OTS determines that a holding company’s savings association subsidiary is heavily reliant on affiliates for funding, OTS may require the holding company to establish a segregated, earmarked deposit with the savings association subsidiary, or that the savings association diversify its funding sources.

Insurance of Deposit Accounts.  The Bank is a member of, and pays deposit assessments to, the Deposit Insurance Fund (“DIF”) which is administered by the FDIC.  The DIF was formed on March 31, 2006, following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005 (the “Deposit Insurance Fund Act”). In addition to merging the insurance funds, the Deposit Insurance Fund Act established a statutory minimum and maximum designated reserve ratio range for the DIF between 1.15% and 1.50% and granted the FDIC greater flexibility in establishing the required reserve ratio. Market developments in recent years have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The Dodd-Frank Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010 and is discussed below, eliminates the maximum limitation on the reserve ratio and establishes a minimum designated reserve ratio of 1.35% and requires the FDIC to take steps to reach this goal for estimated insured deposits by September 30, 2020.

All deposit accounts held at the Bank are insured up to $250,000 per depositor, per institution for each account ownership category. This standard maximum deposit insurance coverage was raised from $100,000 first on a temporary basis under the Emergency Economic Stabilization Act of 2008 and then made permanent under the Dodd-Frank Act. In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution’s premium has historically generally been based on the balance of insured deposits and the degree of risk the institution poses to the DIF.

On December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009, all non-exempt insured depository institutions were required to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 was used for 2010. That rate is to be increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation also assumes a five percent annual deposit growth rate, increased quarterly, through the end of 2012. As provided for in the final rule implementing the prepaid assessment requirement, an institution accounts for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009. Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as they would normally. Under the final rule, the FDIC stated that its requirement for prepaid assessments does not preclude the FDIC from changing assessment rates or from further revising the risk-based assessment system in future years, pursuant to notice-and-comment rulemaking procedures provided by statute.  Therefore, continued actions by the FDIC could significantly increase the Bank’s noninterest expense in fiscal 2011 and for the foreseeable future.

On February 7, 2011, the FDIC Board approved a final rule that implements a new deposit insurance assessment system for insured depository institutions, including a new pricing structure for institutions with more than $10 billion in assets. The new assessment structure modifies an institution’s current deposit insurance assessment base from adjusted domestic deposits to an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act.  Pursuant to the final rule, Tier 1 capital would be used as the measure for tangible equity. Depository institutions with less than $1 billion in assets will report average weekly balances during the calendar quarter, unless they elect to report daily averages. Since the new assessment base would be larger than the current base, the new assessment structure includes revisions to the total base assessment rate schedule by lowering assessment rates, after adjustments, to a range between 2.5 and 9 basis points for depository institutions in the lowest risk category, and 30 to 45 basis points for institutions in the highest risk category. The various adjustments incorporated into the schedule take into account the heightened risk with respect to certain types of funding such as unsecured debt and brokered deposits. The final rule eliminates the secured liability adjustment and includes a new adjustment requirement for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution.

The final rule calls for the indefinite suspension of dividends whenever the fund reserve ratio exceeds 1.50%. In lieu of dividends, however, the final rule sets out additional rate schedules with progressively lower rates that would go into effect without further action by the FDIC Board when the fund reserve ratio reaches certain milestones. Importantly, the final rule retains the FDIC Board’s flexibility to adopt actual rates that are higher or lower than total base assessment rates without requiring further notice-and-comment rulemaking, but provides that: (1) the FDIC Board cannot increase or decrease rates from one quarter to the next by more than 2 basis points; and (2) cumulative increases and decreases cannot be more than 2 basis points higher or lower than the total base assessment rates.

The changes would generally take effect as of April 1, 2011 and would be reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011. The Company and Bank are currently evaluating the impact that the new assessment base final rule will have on our financial position and results of operations. While the final rule is expected to have a positive effect on small institutions (those with less than $10 billion in assets) given that, in the aggregate, the large bulk of such institutions are expected to see a decrease in assessments, the impact of the final rule, and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect the Company’s liquidity and financial results in future periods.

In addition to deposit insurance assessments, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  At December 31, 2010, the FDIC assessed DIF-insured deposits 1.02 basis points per $100 of deposits to cover those obligations.  The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF based on quarterly Call Report and Thrift Financial Report submissions by commercial banks and thrifts, respectively.  This obligation will continue until the Financing Corporation bonds mature in 2017 through 2019.

Moreover, as a participant in a FDIC program that terminated on December 31, 2010, under which the FDIC provided an unlimited guarantee for noninterest bearing transaction accounts, the Bank has also been subject to an annual rate surcharge on its noninterest-bearing transaction deposit amounts over $250,000.  As with all prior surcharges associated with the program, the surcharge for the last period ending December 31, 2010, will be collected through the normal assessment cycle.  For additional information on the FDIC program known as the Transaction Account Guarantee Program, see “Developments in Regulation of the Financial Sector – Actions Taken by Congress and Bank Regulatory Agencies in Response to Market Instability.”

Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management does not know of any practice, condition or violation that might lead to termination of deposit insurance for the Bank.

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

In addition, the OTS has adopted regulations that authorize, but do not require, the OTS to require the submission of a compliance plan from a savings association that has been given notice that it is not satisfying safety and soundness standards.  If, after being notified, a savings association fails to submit an acceptable plan or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency.  Further, the OTS may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law.  If a savings association fails to comply with such an order, the OTS may seek to enforce the order in judicial proceedings and/or impose civil money penalties.

Loans to One Borrower.  As noted above, the Bank is generally subject to the same limits on loans to one borrower as a national bank.  With specified exceptions, the Bank’s total loans or extensions of credit to a single borrower cannot exceed 15% of the Bank’s unimpaired capital and surplus which does not include accumulated other comprehensive income.  The Bank may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily-marketable collateral.  The Bank currently complies with applicable loans-to-one-borrower limitations.

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

The Bank may also satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code of 1986.  The Bank met the QTL test at December 31, 2010, and in each of the prior 12 months, and therefore is a “qualified thrift lender.”

If the Bank fails the QTL test, it must promptly come into compliance, operate under certain restrictions on its activities or convert to a bank charter, which would cause the Company to be regulated as a bank holding company, subject to the Bank Holding Company Act of 1956, as amended and the rules and regulations of the Federal Reserve.

Transactions with Affiliates.  The Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W, as made applicable to federal savings associations by the HOLA and OTS regulations.  In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions, referred to as “covered transactions,” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate.  Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank.  In addition, applicable regulations prohibit a savings association from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

Loans to Insiders.  The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve, as made applicable to federal savings associations by the HOLA and OTS regulations.  Among other things, these provisions require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with third parties and that do not involve more than the normal risk of repayment or present other features that are unfavorable to the Bank; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by the Bank’s board of directors.

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), as implemented by OTS regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for the Bank, nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  Rather, the CRA requires the OTS, in connection with its examination of the Bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.  In particular, CRA regulations rate an institution based on its actual performance in meeting community needs by means of an assessment system that focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its assessment area(s);

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

The CRA also requires all institutions to publicly disclose their CRA ratings.  The Bank received the highest rating of “Outstanding” in its most recent examination.

Consumer Protection and Other Laws and Regulations.  The Bank is subject to various laws and regulations dealing generally with consumer protection matters. The Bank may be subject to potential liability under these laws and regulations for material violations. The Bank’s lending operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth In Lending Act, governing disclosures of credit terms for open-end and closed-end loan products to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

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

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Servicemembers’ Civil Relief Act, providing certain protections to members of the armed forces while in active military service;

•	Real Estate Settlement Procedures Act, governing disclosures of fee estimates that would be incurred by a borrower during the mortgage process; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to deposit transactions, such as the:

•	Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about their deposit accounts at depository institutions;

•
Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Prohibitions Against Tying Arrangements.  As a federal savings association, the Bank is subject to prohibitions on certain tying arrangements.  The Bank is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates rather than from a competitor of the institution or its affiliates.

Privacy Provisions.  The Bank has a privacy policy in place and is required to disclose its privacy policy, which includes identifying parties with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter.  The Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties except under limited circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Affiliate Marketing.  The federal banking agencies, including the OTS, have issued a joint rule implementing Section 214 of the FACT Act, which provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations.  In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations.  The rule permits opt-out notices to be given by any affiliate that has a preexisting business relationship with the consumer and permits a joint notice from two or more affiliates.  Moreover, such notice would not be applicable to the company using the information if it has a pre-existing business relationship with the consumer.  The notice that is required under the FACT Act may be combined with other required disclosures to be provided under other provisions of law, including notices required under the privacy provisions of the Gramm-Leach-Bliley Act.

Identity Theft.  The federal banking agencies, including the OTS, issued a joint rule implementing Section 315 of the FACT Act, requiring each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (a “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Among the requirements under the rule, the Bank is required to adopt “reasonable policies and procedures” to:

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

Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.  Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

•
financial institutions must establish an anti-money laundering program that includes, at a minimum: (i) internal policies, procedures, and controls designed to detect and prevent money laundering activities, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program;

•	financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

•
financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures, and controls to detect and report instances of money laundering through those accounts;

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

The Office of Foreign Assets Control (“OFAC”), which is a division of the U.S. Department of the Treasury (“Treasury”), is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress.  The Bank and the Company, like all United States companies and individuals, are prohibited from transacting business with the individuals and entities named on OFAC’s list of Specially Designated Nationals and Blocked Persons.  If the Bank finds a name on any transaction account or wire transfer that is on an OFAC list, the Bank is required to investigate, and if the match is confirmed, the Bank must take additional actions including freezing such account, filing a suspicious activity report and notifying the FBI.  Failure to comply may result in fines and other penalties.  OFAC has issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Enforcement.  The OTS has primary enforcement responsibility over savings associations, including the Bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers.  In general, these enforcement actions may be initiated in response to violations of laws and regulations, or other unsafe or unsound practices.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System.  Each FHLB serves as a central credit facility for its member institutions by extending advances up to a maximum aggregate amount.  The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to the greater of $10,000 or 0.12% of the total assets of the Bank.  The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances.  These percentages are subject to change by the FHLB of Des Moines.  The Bank was in compliance with this requirement with an investment of $3.0 million in FHLB of Des Moines stock at December 31, 2010.

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

Federal Reserve System.  Under the Federal Reserve Act and the Federal Reserve’s regulations, the Bank is required to maintain reserves against its transaction accounts (primarily negotiable order of withdrawal (“NOW”) and regular checking accounts).  The regulations exempt the first $10.7 million of otherwise reservable balances from the reserve requirements.  A 3% reserve is required for transaction account balances over $10.7 million and up to $58.8 million.  Transaction account balances over $58.8 million are subject to a reserve requirement of approximately $1.44 million plus 10% of any amount over $58.8 million.  The Bank is in compliance with the foregoing reserve requirements.  Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the OTS.  Furthermore, effective February 27, 2010, the Federal Reserve completed the consolidation of its check processing regions such that, going forward, there is only one check-processing region for purposes of Regulation CC and there are no longer any checks that would be considered nonlocal for purposes of determining funds availability timeframes for check deposits.

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

Federal Securities Laws.  The Company’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As a result, the Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

Listing on Nasdaq.  The Company’s common stock is listed on the Nasdaq Global Market.  In order to maintain such listing, the Company is subject to certain corporate governance requirements, including:

•	a majority of its board must be composed of independent directors;

•
a requirement to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the Financial Industry Regulatory Authority and by Exchange Act regulations;

•	requirements for its nominating committee and compensation committee to also be composed entirely of independent directors, except under exceptional and limited circumstances; and

•	a requirement for each of its audit committee and nominating committee to have a publicly available written charter.

Sarbanes-Oxley Act of 2002.  As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing including:

•	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s regulator and the FDIC; the Company’s assessment of internal control over financial reports is included in Part II, Item 9A of this 10-K;

•
a requirement that an independent accountant for a large accelerated filer or accelerated filer must provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting; pursuant to a permanent exemption granted under the Dodd-Frank Act for smaller reporting companies, the Company is not subject to the independent accountant attestation requirement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies, including how they interact with the company’s independent auditors; and

•	a range of enhanced disclosure requirements as well as penalties for fraud and other violations.

Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers.  The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

Developments in Regulation of the Financial Sector

Actions taken by Congress and bank regulatory agencies in response to recent market instability.  In response to volatility in the U.S. financial system in recent years, Congress and the Obama Administration as well as the federal banking agencies, have taken various actions as part of a comprehensive strategy to stabilize the financial system and housing markets, and to strengthen U.S. financial institutions.  The following discussion is intended to provide a general summary of major governmental actions initiated in recent years that have affected the Company and Bank within the last year and are likely to continue.

Emergency Economic Stabilization Act of 2008.  The Emergency Economic Stabilization Act of 2008 (“EESA”), enacted on October 3, 2008, provided the Secretary of the Treasury with authority to, among other things, establish the Troubled Asset Relief Program (“TARP”) to purchase from financial institutions up to $700 billion of troubled assets, including residential or commercial mortgages and related securities, obligations, or other instruments.  As a component of the TARP program, on October 14, 2008, the Treasury announced the Capital Purchase Program (“CPP”) under EESA, pursuant to which the Treasury would purchase up to $250 billion of senior preferred shares from qualifying financial institutions on standardized terms.  The Company is a participant in the TARP-CPP and as such, is required to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, the President signed the American Recovery and Reinvestment Act of 2009 (“ARRA”) into law as a $787 billion dollar economic stimulus.  The stimulus includes discretionary spending for among other things, infrastructure projects, increased unemployment benefits and food stamps, as well as tax relief for individuals and businesses.  Among other things, the ARRA amended certain provisions of EESA, including replacing Section 111 of EESA in its entirety.  The new Section 111 allows a TARP recipient, subject to consultation with the appropriate federal banking agency, to repay any assistance previously received pursuant to the program without regard to the source of replacement funds or any waiting period.  Under Section 111 of EESA, as amended, and the implementing regulations of the SEC and Treasury, the Company and its subsidiaries must comply with certain standards and requirements regarding executive compensation and corporate governance, including a requirement to permit at each annual or other meeting of the Company’s shareholders, a separate shareholder vote to approve, on a non-binding advisory basis, the executive compensation paid by the Company for as long as TARP funds remain outstanding.

Legislative and Agency Programs Being Phased Out. Various recovery programs implemented in connection with legislative and agency efforts described above in response to deteriorating economic conditions during 2007-2009 have either been phased out in 2010 or are in the course of being phased out.  For example, the FDIC established the Temporary Liquidity Guarantee Program (“TLGP”) in October 2008 to (i) guarantee certain debt issued by FDIC-insured institutions and certain holding companies on or after October 14, 2008 through June 30, 2009, which was extended to October 31, 2009; and (ii) provide unlimited insurance coverage for non-interest bearing transaction accounts through December 31, 2009, which was extended to December 31, 2010.  The Debt Guarantee Program (“DGP”) component of the TLGP was intended to provide liquidity to the inter-bank lending market and promote stability in the unsecured funding market.  Entities issuing guaranteed debt under the DGP were bound by the program’s requirements, which included the payment of assessments that are determined by multiplying the amount of FDIC-guaranteed debt times the term of the debt (expressed in years) times an annualized assessment rate.  Neither the Company nor the Bank has issued any guaranteed debt under the DGP.

Under the Transaction Account Guarantee Program (“TAGP”) component of the TLGP, non-interest bearing transaction accounts were fully insured through December 31, 2010.  Non-interest bearing transaction accounts are generally defined as any deposit accounts with respect to which interest is neither accrued nor paid and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal, including traditional demand deposit checking accounts that allow for an unlimited number of deposits and withdrawals at any time.  However, for purposes of the TAGP, the FDIC included in the definition of noninterest-bearing transaction account: (i) accounts commonly known as Interest on Lawyers Trust Accounts (“IOLTAs”) and functionally equivalent accounts; and (ii) NOW accounts with interest rates no higher than 0.50 percent through June 30, 2010 and 0.25 percent after June 30, 2010 for which the insured depository institution at which the account is held has committed to maintain the interest rate at or below 0.50 percent through June 30, 2010 and 0.25 percent after June 30, 2010. As a participant of the TAGP, the Bank was bound by the requirements of the program, including the quarterly payment of an annualized assessment of 15, 20, or 25 basis points, depending on its risk category, on any deposit amounts exceeding the existing deposit insurance limit of $250,000.  For a discussion on deposit insurance assessment requirements applicable to the Bank, see  “Regulation of Federal Savings Associations ─ Insurance of Deposit Accounts.”

Effective January 1, 2011, and as a result of the Dodd-Frank Act, the FDIC offers a temporary modified program that provides full deposit insurance coverage for noninterest-bearing transaction accounts for a two-year period ending December 31, 2012. The new law applies to all insured depository institutions and, unlike the TAGP, no opt outs are permitted and neither low-interest NOW accounts nor IOLTAs are covered.  There is no separate assessment applicable on these covered accounts but all institutions are required to report qualifying accounts beginning on December 31, 2010, for purposes of quantifying the FDIC’s exposure under this program.

The Dodd-Frank Wall Street Reform and Consumer Protection Act. On July 21, 2010, the President signed the Dodd-Frank Act into law. Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. The Dodd-Frank Act significantly affects the operations of federal savings associations (including the Bank) and their holding companies (including the Company) as, among other things, it: (1) abolishes our primary federal regulator, the OTS, effective 90 days after the transfer of the OTS’s supervisory and other functions to the FRB, FDIC, and the OCC; (2) creates the Bureau of Consumer Financial Protection, a new independent consumer watchdog agency housed within the FRB that will have primary rulemaking authority with respect to all federal consumer financial laws; (3) requires that formal capital requirements be imposed on savings and loan holding companies generally commencing July

2015; (4) codifies the “source of strength” doctrine for all depository institution holding companies; (5) grants to the Treasury, FDIC and the FRB broad new powers to seize, close and wind down “too big to fail” financial (including non-bank) institutions in an orderly fashion; (6) establishes a new Financial Stability Oversight Council that is charged with identifying and responding to emerging risks throughout the financial system, composed primarily of federal financial services regulators and chaired by the Secretary of the Treasury; (7) adopts new standards and rules for the mortgage industry; (8) adopts new bank, thrift and holding company regulation; (9) permanently increases the standard maximum deposit insurance amount to $250,000 per depositor, per institution for each account ownership category; (10) temporarily provides for unlimited deposit insurance coverage for “noninterest-bearing transaction accounts;” (11) repeals the long-standing statutory prohibition on the payment of interest on demand deposits including commercial transaction accounts; (12) adopts new federal regulation of the derivatives market; (13) adopts the so-called Volcker Rule, which substantially restricts proprietary trading by depository institutions and their holding companies; (14) imposes requirements for “funeral plans” by large, complex financial companies; (15) establishes new regulation of the asset securitization market through “skin in the game” and enhanced disclosure requirements; (16) establishes new regulation of interchange fees; (17) establishes new and enhanced compensation and corporate governance oversight for the financial services industry; (18) provides enhanced oversight of municipal securities; (19) provides a specific framework for payment, clearing and settlement regulation; (20) tasks the federal banking agencies with adopting new and enhanced capital standards for all depository institutions; and (21) significantly narrows the scope of federal preemption for national banks and federal savings associations.

Given that much of the details and substance of the new laws will be determined through agency rulemaking, the full impact of the Dodd-Frank Act on the business and operations of the Company and Bank currently cannot be fully assessed.  We are monitoring developments and evaluating the potential impact of the Dodd-Frank Act on our business, financial condition, results of operations and prospects and expect that some provisions of the new law may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act.  Moreover, the so-called Durbin Amendment to the Dodd-Frank Act has the potential to decrease up to 70% of debit card interchange revenue for community banks including the Bank.  Finally, given that the supervisory functions of the OTS in regard to the Company and Bank will formally be transferred to the Federal Reserve and OCC, respectively, on July 21, 2011 (or else by January 21, 2012, if a six-month extension is required), we may see changes in the way we are supervised and examined sooner, and may experience operational challenges in the course of transition to our new regulators.

Truth in Lending Act regulatory amendments.  The Federal Reserve has made various amendments to Regulation Z, which implements the Truth in Lending Act (“TILA”) and pertains to disclosure requirements and advertising matters applicable to both closed-end and open-end credit, which became effective in 2010 or have effective dates in 2011. For example, on December 22, 2010, the Federal Reserve approved an interim rule that clarified certain aspects of an earlier interim rule implementing a statutory amendment to TILA that requires mortgage lenders to disclose examples of how a loan's interest rate or monthly payments can change by imposing new mortgage disclosure requirements to better alert borrowers to the risks of payment increases before they take out mortgage loans with variable rates or payments.  Lenders were given the option of complying with either the Federal Reserve’s earlier interim rule as originally published, in accordance with an original effective date of January 30, 2011, or as revised by the interim rule until October 1, 2011, at which time compliance with the revised interim rule will become mandatory. Other recent amendments to Regulation Z include an amendment requiring that consumers receive notice of the sale or transfer of their mortgage loans (effective January 1, 2011) and an amendment to protect consumers from unfair or abusive lending practices that can arise from certain loan originator compensation practices (effective April 1, 2011). Finally, the Federal Reserve also announced an interim final rule amending Regulation Z that generally became effective December 27, 2010, with requirements to ensure that real estate appraisals are based on the appraiser’s independent professional judgment and that creditors and their agents pay customary and reasonable fees to appraisers. Additional proposed rules to amend the TILA are currently being considered by the Federal Reserve.

Truth in Savings Act regulatory amendments. The Federal Reserve also made other regulatory amendments that became effective in 2010, including to Regulation DD, which implements the Truth in Savings Act governing disclosure and advertising matters relating to deposit accounts. For example, amendments addressing depository institutions’ disclosure practices related to overdraft services became effective January 1, 2010.

On May 28, 2010, the Federal Reserve made clarification amendments to address questions that have arisen and provide further guidance regarding compliance with certain aspects of the final overdraft rules, for example to explain that the prohibition in Regulation E on assessing overdraft fees without the consumer's affirmative consent applies to all institutions, including those with a policy and practice of declining automated teller machine (ATM) and one-time debit card transactions when an account has insufficient funds.

New statutes, regulations and guidance are regularly proposed and promulgated that potentially contain wide-ranging changes to the statutes, regulations and guidance impacting the competitive relationships of financial institutions operating and doing business in the United States.  We cannot predict whether or in what form any proposed statute, regulation or other guidance will be adopted or promulgated, or the extent to which the business of either the Company or the Bank may be affected.  These include potential changes to the bankruptcy laws that could force modifications of mortgage loans currently held by the Bank, issues involving the existing regulatory structure in place to oversee the operations of the Bank and the Company, potential mortgage reforms that could adversely affect the operations and current business model of the Bank and/or the Company, as well as additional programs or changes to existing government programs that the Bank and Company participate in and/or rely on for their current operations.

ITEM 1A.	RISK FACTORS

RISK FACTORS

The elimination of the OTS and transfer of the OTS’s supervisory and rulemaking functions to various federal banking agencies will change the way that the Company and Bank are regulated.  As a result of changes mandated by the Dodd-Frank Act to the federal supervisory and regulatory framework for savings associations and their holding companies, both the Company and Bank will be transitioning to the jurisdiction of new primary federal regulators, which will change the way that we are regulated. Specifically, the OTS’s supervisory and rulemaking functions (except for consumer protection) relating to all federal savings associations will be transferred to the OCC, while the OTS’s supervisory and rulemaking functions relating to savings and loan holding companies and their non-depository institution subsidiaries will be transferred to the Federal Reserve. The Dodd-Frank Act generally directs the OTS’s successor agencies to implement existing OTS regulations, orders, resolutions, determinations and agreements for federal savings associations and their holding companies under the HOLA until such regulation, order, resolution, determination or agreement is modified, terminated, set aside, or otherwise superseded in accordance with applicable law by the successor agency.  We expect that the transition of supervisory functions from the OTS to the OCC (with respect to the Bank) and the Federal Reserve (with respect to the Company) could alter the operations of the Company and Bank so as to be more closely aligned with the OCC’s and Federal Reserve’s respective supervision of national banks and bank holding companies. While the functions of the OTS pertaining to the Company and Bank will formally be transferred to the OCC and Federal Reserve in July 2011 (or else by January 2012 if a six-month extension is required), we may see changes in the way we are supervised and examined sooner, and may experience operational challenges in the course of transition to our new regulators.

The new Bureau of Consumer Financial Protection, or BCFP, may reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.  The BCFP has broad rulemaking authority to administer and carry out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers. The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service (“UDAP authority”). Given that the designated transfer date for the formal transfer of rulemaking functions from each of the various federal banking agencies in regard to the federal consumer financial laws is currently scheduled for July 21, 2011 (subject to a possible six-month extension), the potential reach of the BCFP’s broad new rulemaking powers and UDAP authority on the operations of financial institutions offering consumer financial products or services including the Bank is currently unknown.

Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition. Market developments have significantly depleted the DIF and reduced the ratio of reserves to insured deposits. The FDIC Board recently approved a final rule that implements a new deposit insurance assessment system for insured depository institutions.  Among other things, the new assessment structure modifies an institution’s current deposit insurance assessment base from adjusted domestic deposits to an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act.  The new assessment base would be larger than the current base, however the new assessment structure includes revisions to the total base assessment rate schedule by lowering assessments rates, after adjustments, to a range between 2.5 and 45 basis points depending on an institution’s risk category, subject to progressively lower rates as the DIF reserve ratio reaches certain milestones.  Importantly, the final rule retains flexibility for the FDIC Board to adopt actual rates that are higher or lower than total base assessment rates without requiring further notice-and-comment rulemaking, subject to limitations providing that: (1) the FDIC Board cannot increase or decrease rates from one quarter to the next by more than 2 basis points; and (2) cumulative increases and decreases cannot be more than 2 basis points higher or lower than the total base assessment rates.  While the final rule is expected to have a positive effect on small institutions (those with less than $10 billion in assets) given that, in the aggregate, the large bulk of such institutions are expected to see a decrease in assessments, the impact of the final rule, and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect the Company’s liquidity and financial results in future periods.

The full impact of the Dodd-Frank Act on the operations of the Company and Bank are currently unknown, given that much of the details and substance of the new laws will be determined through agency rulemaking. The Dodd-Frank Act is comprehensive financial reform legislation that significantly impacts, among other things, the provision of consumer financial products and services by all financial institutions. Implementation of the many provisions of the Dodd-Frank Act will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years. Accordingly, the compliance burden and full impact on the operations and profitability of the Company and Bank with respect to the Dodd-Frank Act currently cannot be fully assessed. Based on the provisions of the Dodd-Frank Act and anticipated implementing regulations, however, it is highly likely that the Company and Bank, as well as all other banks or thrifts and their holding companies will be subject to significantly increased regulation and compliance obligations.

Recently enacted legislation may not result in stabilization of the U.S. financial system, which could have a material adverse effect on our business and various aspects of our financial results. In recent years, the U.S. Congress and the Obama Administration have taken actions that were intended to help stabilize and provide liquidity to the financial system.  There can be no assurance, however, as to the actual impact that the various legislative actions taken by Congress or any governmental programs will have on the financial markets.  The failure of the legislation or programs to serve their intended purposes, or the worsening of the current financial market conditions, could have a material adverse effect on our business, our financial condition, the results of our operations, our access to credit or the trading price of our common stock as well as the financial condition of our customers.  It could also result in declines in our investment portfolio which could be “other-than-temporary impairments.”

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. We are subject to extensive regulation, supervision and examination by the OTS, as the current primary regulator of both the Company and the Bank, and by the FDIC as the insurer of the Bank’s deposits up to certain limits.  (As noted above, both the Company and Bank will be transitioning to the jurisdiction of new primary federal regulators in July 2011 as a result of the Dodd-Frank Act.)  We also belong to the FHLB System and, as a member of such system, we are subject to certain limited regulations promulgated by the FHLB of Des Moines. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the TILA, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in a banking regulator’s supervisory policies or examination procedures, whether by our primary federal banking regulator, the FDIC, other state or federal regulators, the U.S. Congress or the Iowa legislature, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our local economy may affect our future growth possibilities.  We are in uncertain economic times, including uncertainty with respect to financial markets that have been volatile in recent years as a result of sub-prime mortgage related issues and other matters.  Unlike many larger institutions with nationwide operations, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies and geographic locations.  Our success significantly depends upon the growth in population, income levels, deposits and housing starts in our current market area, which is primarily located in Webster, Story, Des Moines, Dallas, Polk, and Henry Counties, Iowa.  The financial crisis and recession has negatively impacted our local economy and any further downturn in our local economy may further limit funds available for deposits and may negatively affect our borrowers’ ability to repay their loans on a timely basis.  If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable or worsen, our business may not be successful. A continued economic downturn would likely lead to a deterioration of the credit quality of our loan portfolio and reduce our level of customer deposits, which in turn would hurt our business. If the current economic conditions as a whole, or in our geographic market areas, do not improve, borrowers may be less likely to repay their loans as scheduled or at all.  Moreover, the value of real estate or other collateral that may secure our loans could be adversely affected by local economic conditions.

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

•
Consumer Loans. Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of repayment on the loan due to depreciation, damage, or loss.

Any additional downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.  Despite recent signs of improvement in the economy, given the high percentage of our assets represented, directly or indirectly, by loans and the importance of lending to our overall business, a relapse of the economy into recessionary conditions would likely have a negative impact on our business, our ability to serve our customers and our results of operations.  If the current economic environment worsens or does not improve, our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.  Any further downturn in the real estate market or local economy could exacerbate this risk.

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

The results of our operations may be adversely affected if asset valuations cause other-than-temporary impairment charges.  We may be required to record future impairment charges on our investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Company’s investment portfolio in future periods. If an impairment charge is significant enough, it could affect the ability of the Bank to upstream dividends to the Company, which could have a material adverse effect on the Company’s liquidity and its ability to pay dividends to shareholders and could also negatively impact its regulatory capital ratios and result in the Bank not being classified as “well capitalized” for regulatory purposes.

Changes in interest rates could adversely affect our results of operations and financial condition. Our profitability, like that of most financial institutions, depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which could result in a decrease in our net interest income.

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

We depend on our executive officers and key personnel to continue the implementation of our long-term business strategy and could be harmed by the loss of their services. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our president and chief executive officer as well as our executive vice president that each contain a non-compete provision, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

In addition, because of our participation in the TARP-CPP, we are subject to standards on compensation paid to our executives imposed by the U.S. Treasury.  The standards include (1) limits on compensation that exclude incentives for the Company’s Senior Executive Officers to take unnecessary and excessive risks that threaten the value of the Company; (2) a provision for the recovery of any bonus, retention award, or incentive compensation paid to the Company’s Senior Executive Officers or to any of the Company’s next 20 most highly compensated employees based on certain financial statements or other criteria that are later found to be materially inaccurate; (3) a prohibition on the Company from making any payments to the Senior Executive Officers or to any of the next five most highly compensated employees for departure from the Company for any reason, except for payments for services performed or benefits accrued; (4) a prohibition on the Company’s ability to pay bonuses and certain other compensation to the Company’s Chief Executive Officer, except with respect to certain restricted stock awards or to the extent that a bonus is required by a valid employment contract; (5) a prohibition on any compensation plan that would encourage manipulation of the Company’s reported earnings for the purposes of enhancing employee compensation; (6) a requirement for the Company’s Chief Executive Officer and Chief Financial Officer to provide certain certifications regarding the foregoing; (7) certain requirements with respect to the Company’s Personnel and Compensation Committee; (8) a requirement to adopt a company-wide policy regarding excessive or luxury expenditures; (9) a requirement to permit a nonbinding “say on pay” shareholder vote to be included in the Company’s proxy statement with respect to an annual meeting of stockholders; and (10) authorizing the Secretary of the U.S. Treasury to review certain compensation paid to the Company’s Senior Executive Officers and the next 20 most highly-compensated employees to determine whether any such payments were inconsistent with the purposes of the foregoing.   Since these restrictions apply until the U.S. Treasury no longer holds any of the Series A Preferred Stock or the associated Warrant to purchase our common stock, we could potentially be subject to these restrictions indefinitely.  These restrictions could limit our ability to attract and retain key managerial talent.

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

            If external funds were not available, this could adversely impact our growth and prospects.  We rely on retail deposits, the amortization and prepayment of loans, the maturity and calls of investment securities, our operations and advances from the FHLB of Des Moines to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Des Moines or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized” we will be unable to continue with uninterrupted access to the brokered funds markets. In addition, certain Federal Home Loan Banks have experienced lower earnings from time to time and paid out lower dividends to its members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, require additional capital contributions by its member banks, and reduce or eliminate the dividends paid by the FHLB of Des Moines. Should this occur, we could have difficulty meeting our short term liquidity needs and the Bank’s net interest income could be affected.  In addition, future problems at the Federal Home Loan Banks could also cause the value of the equity investment we have in the stock of FHLB of Des Moines to decline or become impaired.  As of December 31, 2010, we held approximately $3.0 million in FHLB of Des Moines stock, representing approximately 0.67 percent of our total assets.

We may not be able to raise capital in the future on acceptable terms or at all.  We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources, in part as a result of the sale of the Series A Preferred Stock to the U.S. Treasury, will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

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

Our Articles of Incorporation and bylaws may prevent a transaction you may favor or may limit our growth opportunities, which could cause the market price of our common stock to decline. Certain provisions of our articles of incorporation, including the certificate of designations with respect to the Series A Preferred Stock, (the “Articles of Incorporation”) and bylaws and applicable provisions of Iowa and federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of the Company through a tender offer, business combination, proxy contest or some other method, even though you might be in favor of the transaction.

We may not be able to pay dividends in the future in accordance with past practice and our ability to increase future dividends is subject to the U.S. Treasury’s consent.  Our ability to pay dividends to our stockholders is primarily dependent on the Bank’s earnings.  The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank’s earnings, capital requirements, financial condition and other factors considered relevant by the Company’s board of directors.  In addition, the agreements governing the issuance of the Series A Preferred Stock and the Warrant in connection with the TARP-CPP restrict our ability to pay dividends in certain circumstances and to increase our dividend without the U.S. Treasury’s consent. As long as there is Series A Preferred Stock outstanding, no dividends may be paid on our common stock unless all dividends on the Series A Preferred Stock have been paid in full.

The Series A Preferred Stock and Common Stock Warrant issued to the U.S. Treasury in connection with the TARP-CPP will impact net income available to our common stockholders and our earnings per share.  The dividends declared on our Series A Preferred Stock will reduce the net income available to common stockholders and our earnings per common share.  Additionally, the Warrant to purchase our common stock issued to the U.S. Treasury in conjunction with the Series A Preferred Stock may be dilutive to our earnings per share.  The Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of our business.

The Series A Preferred Stock is equity and is subordinate to all of our existing and future indebtedness. Regulatory and contractual restrictions may limit or prevent us from paying dividends on the Series A Preferred Stock and our common stock, and the Series A Preferred Stock places no limitations on the amount of indebtedness that we and our subsidiaries may incur in the future.  Shares of the Series A Preferred Stock are equity interests in the Company and do not constitute indebtedness.

As such, the Series A Preferred Stock, like our common stock, ranks junior to all indebtedness and other non-equity claims on the Company with respect to assets available to satisfy claims on the Company, including in a liquidation of the Company. Additionally, unlike indebtedness, where principal and interest would customarily be payable on specified due dates, in the case of preferred stock like the Series A Preferred Stock, as with our common stock, dividends are payable only when, as and if authorized and declared by, our Board and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our Board deems relevant.  In addition, as an Iowa corporation, under Iowa law we are subject to restrictions on payments of dividends out of lawfully available funds.

The Series A Preferred Stock does not limit the amount of debt or other obligations we or our subsidiaries may incur in the future. Accordingly, we and our subsidiaries may incur substantial amounts of additional debt and other obligations that will rank senior to the Series A Preferred Stock or to which the Series A Preferred Stock will be structurally subordinated.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock or the Series A Preferred Stock.  We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Accordingly, the per share value of our common stock or the Series A Preferred Stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Holders of the Series A Preferred Stock have limited voting rights.  Until and unless we are in arrears on our dividend payments on the Series A Preferred Stock for six dividend periods, whether or not consecutive, the holders of the Series A Preferred Stock will have no voting rights except with respect to certain fundamental changes in the terms of the Series A Preferred Stock and certain other matters and except as may be required by Iowa law. If dividends on the Series A Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the total number of positions on the Company’s Board will automatically increase by two and the holders of the Series A Preferred Stock, acting as a class with any other parity securities having similar voting rights, will have the right to elect two individuals to serve in the new director positions. This right and the terms of such directors will end when we have paid in full all accrued and unpaid dividends for all past dividend periods.

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

The Company conducts its business through its main office located in Fort Dodge, Iowa and ten full-service offices located in Fort Dodge, Nevada, Ames, Perry, Ankeny, Clive, West Des Moines, Burlington (two locations) and Mount Pleasant, Iowa all of which are owned by the Company.  In addition, First Iowa Title owns an office building in Fort Dodge, Iowa and leases a second office in Boone, Iowa; First Federal Investments owns land and an office building in Fort Dodge, Iowa; Northridge Partnership owns a multifamily apartment building in Fort Dodge, Iowa; and Northridge Partnership II owns a multifamily apartment building in Fort Dodge, Iowa.  We believe that our facilities are suitable and adequate for our present needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is incorporated herein by reference to the Company’s 2010 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Shareholder Information,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.  See Part III, Item 12, for the equity compensation plan information required by this Item.

There were no purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2010.  As of December 31, 2010, there were 64,250 shares of common stock available to be purchased as part of the Company’s previously publicly announced repurchase plan.  However, as a result of its participation in the TARP-CPP, the Company is currently restricted from repurchasing its common stock without prior consent of the Treasury.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the Company’s 2010 Annual Report to Shareholders under the heading “Selected Consolidated Financial and Other Data,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to the Company’s 2010 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to the Company’s 2010 Annual Report to Shareholders under the heading “Quantitative and Qualitative Disclosures about Market Risk,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the Company’s 2010 Annual Report to Shareholders under the headings “Independent Auditor’s Report,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

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

Due to its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2010.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2010, the internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

Management has conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  The disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter ending December 31, 2010, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Registrant is included under the headings “Information with Respect to Nominees and Continuing Directors,” “Nominees for Election as Directors,” “Continuing Directors,” “Executive Officers Who Are Not Directors or Nominees,” “Board and Committee Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2011, which has been filed with the SEC and is incorporated herein by reference.

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

Information relating to executive compensation is included under the heading “Executive Compensation” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2011, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings “Principal Shareholders of the Company” and “Security Ownership of Management” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2011, which has been filed with the SEC and is incorporated herein by reference.

The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2010.

			Number of securities
			remaining available for future
	Number of securities		issuance under equity
	to be issued upon	Weighted-average	compensation plans
Plan category	exercise of outstanding	exercise price of	(excluding securities
	options	outstanding options	reflected in column (a))
	a	b	c

Equity compensation
plans approved by security	48,200	$29.10	107,605
holders

Equity compensation
plans not approved by	17,000	$38.38	-
security holders 1

Total	65,200	$31.52	107,605	2

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

Information regarding certain relationships and related transactions is included under the heading “Transactions with Certain Related Persons” and “Board of Directors and Management” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2011, which has been filed with the SEC and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the aggregate fees billed for each of the last two fiscal years by the Company’s principal accountant is included under the heading “Principal Accountant Fees and Services” and “Audit Committee Preapproval Policy” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 22, 2011, which has been filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements, Schedules and Exhibits

1.
The consolidated statements of financial condition of North Central Bancshares, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2010, 2009, and 2008, together with the related notes and the report of the independent registered public accounting firm of McGladrey & Pullen, LLP, are incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

2.	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	See Exhibit Index on following page.

(b)           Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)
3.2	Bylaws of North Central Bancshares, Inc., as amended	(3)
3.3	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock	(4)
4.1	Federal Stock Charter of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge)	(2)
4.3	Specimen Stock Certificate of North Central Bancshares, Inc.	(2)
4.4	Bylaws of First Federal Savings Bank of Iowa, as amended	(3)
4.5	Specimen of stock certificate representing Series A Preferred Stock	(5)
4.6	Warrant to Purchase up to 99,157 shares of Common Stock.	(5)
10.1	Tax Allocation Agreement between North Central Bancshares, Inc. and Subsidiaries	(3)
10.2+	North Central Bancshares, Inc. 1996 Stock Option Plan	(6)
10.3+	Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan	(7)
10.4+	Form of Stock Option Agreement	(8)
10.5+	Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(2)
10.5A+	Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(9)
10.5B+	Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(9)
10.6+	ESOP Loan Documents, dated September 3, 1996	(10)
10.7+	Employment Agreement between First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and David M. Bradley, amended and restated as of December 14, 2007	(11)
10.8+	Form of Employment Agreement between North Central Bancshares, Inc. and David M. Bradley, amended and restated as of December 14, 2007	(11)
10.9+	Employment Agreement between First Federal Savings Bank of Iowa and C. Thomas Chalstrom, amended and restated as of December 14, 2007	(11)
10.10+	Employment Agreement between North Central Bancshares, Inc. and C. Thomas Chalstrom, amended and restated as of December 14, 2007	(11)
10.11+	Employment Agreement between First Federal Savings Bank of Iowa and Kyle C. Cook	(11)
10.12+	Employment Agreement between North Central Bancshares, Inc. and Kyle C. Cook	(11)
10.13+	Amended and Restated Retention Agreement between First Federal Savings Bank of Iowa and Kirk A. Yung	(11)

Exhibit No.	Description	Reference No.
10.14+	North Central Bancshares, Inc. 2006 Stock Incentive Plan	(12)
10.15+	North Central Bancshares, Inc. 2006 Incentive Award Plan	(13)
10.16+	Form of Restricted Stock Award Notice	(14)
10.17+	Novation of Employment Agreements between North Central Bancshares, Inc., First Federal Savings Bank of Iowa, and David M. Bradley dated October 31, 2007	(15)
10.18	Letter Agreement, dated January 9, 2009, including the Securities Purchase Agreement – Standard Terms incorporated by reference therein, between the Company and the United States Department of the Treasury	(5)
10.19	Form of Waiver, executed by each of David M. Bradley, Kyle C. Cook, C. Thomas Chalstrom, and Kirk A. Yung	(5)
10.20+	Form of Omnibus Amendment Agreement, executed by each of David M. Bradley, Kyle C. Cook, C. Thomas Chalstrom, and Kirk A. Yung	(5)
10.21+	First Federal Savings Bank of Iowa Supplemental Retirement and Deferred Compensation Plan, as amended and restated effective as of January 1, 2005	(16)
10.22+	Resignation, Settlement, and Release Agreement dated as of December 31, 2009 between First Federal Savings Bank of Iowa and Kyle C. Cook	*
10.22+	Consulting Services Agreement dated as of December 31, 2009 between First Federal Savings Bank of Iowa and Kyle C. Cook	*
13.1	North Central Bancshares, Inc. 2010 Annual Report to Shareholders	(17)
14.1	Code of Ethics for Senior Financial Officers of North Central Bancshares, Inc.	(3)
21.1	Subsidiaries of the Registrant	*
23.1	Consent of McGladrey & Pullen, LLP	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
99.1	Section 30.15 Certification	*

+	Indicates a management contract or compensatory plan or arrangement.

*	Filed herewith.

(1)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2009.

(2)	Incorporated herein by reference to Registration Statement No. 33-80493 on Form S-1 filed with the SEC on December 18, 1995, as amended.

(3)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(4)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2009.

(5)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 15, 2009.

(6)	Incorporated herein by reference to Registration Statement No. 333-33089 on form S-8 filed with the SEC on August 7, 1997.

(7)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1998.

(8)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on July 3, 2007.

(9)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2002.

(10)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 1997.

(11)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on December 20, 2007.

(12)	Incorporated herein by reference to Registration Statement No. 333-133810 on form S-8 filed with the SEC on May 4, 2006.

(13)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2006.

(14)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on May 3, 2007.

(15)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007.

(16)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on February 27, 2009.

(17)	Incorporated herein by reference to the Annual Report on Form ARS filed with the SEC on March 11, 2011.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Central Bancshares, Inc.
Date: March 11, 2011	/s/ David M. Bradley
By: David M. Bradley
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David M. Bradley David M. Bradley	President, Chief Executive Officer, Director, and Chairman of the Board (Principal Executive Officer)	03/11/11

/s/ Jane M. Funk Jane M. Funk	Chief Financial Officer	03/11/11

/s/ Robert H. Singer, Jr. Robert H. Singer, Jr.	Director	03/11/11

/s/ Thomas E. Stanberry Thomas E. Stanberry	Director	03/11/11

/s/ Mark M. Thompson Mark M. Thompson	Director	03/11/11

/s/ Randall L. Minear Randall L. Minear	Director	03/11/11

/s/ Paul F. Bognanno Paul F. Bognanno	Director	03/11/11

/s/ C. Thomas Chalstrom C. Thomas Chalstrom	Director	03/11/11