Form 10-Q
period 2011-03-31
NORTH CENTRAL BANCSHARES INC
filed 2011-05-11
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                               March 31, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2011
Common Stock, $.01 par value	1,355,073

2

NORTH CENTRAL BANCSHARES, INC.

3

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

Cash and due from banks:
Interest-bearing	$29,287,282	$13,563,234
Noninterest-bearing	11,375,107	7,040,574
Total cash and cash equivalents	40,662,389	20,603,808
Investments in certificates of deposit	8,414,000	12,689,000
Securities available-for-sale	54,918,963	48,435,771
Federal Home Loan Bank stock, at cost	2,516,900	3,017,200

Loans receivable	327,974,347	340,607,428
Allowance for loan losses	(6,241,074)	(6,146,861)
Loans receivable, net	321,733,273	334,460,567

Loans held for sale	230,000	332,178
Accrued interest receivable	1,705,619	1,754,292
Foreclosed real estate	3,354,298	4,586,399
Premises and equipment, net	11,484,706	11,498,583
Rental real estate	2,116,901	2,144,400
Title plant	671,704	671,704
Deferred taxes	1,963,591	2,151,594
Bank-owned life insurance	5,845,966	5,787,864
Prepaid FDIC assessment	1,219,401	1,353,121
Prepaid expenses and other assets	2,770,383	2,777,185

Total assets	$459,608,094	$452,263,666

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$367,426,237	$349,832,904
Borrowed funds	39,250,000	49,250,000
Advances from borrowers for taxes and insurance	972,525	1,828,430
Accrued expenses and other liabilities	2,106,460	2,177,042

Total liabilities	409,755,222	403,088,376

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, authorized 3,000,000
shares; at March 31, 2011 and at December 31,
2010 10,200 shares were issued and outstanding	10,142,235	10,137,381
Common stock ($.01 par value, authorized 15,500,000
shares; at March 31, 2011 and at December 31,
2010 1,351,448 shares were issued and outstanding	13,510	13,502
Additional paid-in capital	18,080,484	18,066,437
Retained earnings, substantially restricted	21,591,658	21,047,295
Accumulated other comprehensive income (loss)	24,985	(89,325)

Total stockholders' equity	49,852,872	49,175,290

Total liabilities and stockholders' equity	$459,608,094	$452,263,666

See Notes to Consolidated Financial Statements.

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Interest income:
Loans receivable	$4,759,385	$5,553,110
Securities and cash deposits	416,222	234,676
	5,175,607	5,787,786

Interest expense:
Deposits	1,215,498	1,327,510
Borrowed funds	390,615	694,595
	1,606,113	2,022,105

Net interest income	3,569,494	3,765,681

Provision for loan losses	300,000	800,000
Net interest income after provision for loan losses	3,269,494	2,965,681

Noninterest income:
Fees and service charges	1,149,944	1,076,762
Abstract fees	131,219	142,621
Mortgage banking income	116,059	112,187
Loan prepayment fees	1,200	10,079
Other income	235,668	322,948

Total noninterest income	1,634,090	1,664,597

Investment securities gains (losses), net:
Total other-than-temporary impairment losses	-	-
Portion of loss recognized in other comprehensive
income (loss) before taxes	-	-
Net impairment losses recognized in earnings	-	-
Realized securities gains (losses), net	-	7,652
Total securities gains (losses), net	-	7,652

Noninterest expense:
Compensation and employee benefits	1,879,448	1,889,859
Premises and equipment	504,805	501,090
Data processing	193,452	213,123
FDIC insurance expense	143,811	143,817
Foreclosed real estate impairment	71,538	9,958
Other expenses	1,144,398	994,975

Total noninterest expense	3,937,452	3,752,822

Income before income taxes	966,132	885,108

Provision for income taxes	275,900	256,500

Net income	$690,232	$628,608

Preferred stock dividends and accretion of discount	$132,354	$132,109

Net income available to common stockholders	$557,878	$496,499

Basic earnings per share	$0.41	$0.37

Dilluted earnings per share	$0.41	$0.37

Dividends declared per common share	$0.01	$0.01

See Notes to Consolidated Financial Statements.

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2010 and 2011
(Unaudited)

						Accumulated
				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	Earnings	Income	Equity

Balance, January 1, 2010		$10,118,581	$13,471	$18,009,468	$19,924,798	$212,500	$48,278,818
Comprehensive income:
Net income	$628,608	-	-	-	628,608	-	628,608
Other comprehensive (loss), net of
reclassification adjustment and tax	(44,966)	-	-	-	-	(44,966)	(44,966)
Total comprehensive income	$583,642
Dividends on preferred stock		-	-	-	(127,500)	-	(127,500)
Dividends on common stock		-	-	-	(13,484)	-	(13,484)
Employee stock-based compensation		-	8	13,107	-	-	13,115
Accretion of discount on preferred stock		4,609	-	-	(4,609)	-	-
Balance, March 31, 2010		$10,123,190	$13,479	$18,022,575	$20,407,813	$167,534	$48,734,591

Balance, January 1, 2011		$10,137,381	$13,502	$18,066,437	$21,047,295	$(89,325)	$49,175,290
Comprehensive income:
Net income	$690,232	-	-	-	690,232	-	690,232
Other comprehensive income, net of
reclassification adjustment and tax	114,310	-	-	-	-	114,310	114,310
Total comprehensive income	$804,542
Dividends on preferred stock		-	-	-	(127,500)	-	(127,500)
Dividends on common stock		-	-	-	(13,515)	-	(13,515)
Employee stock-based compensation		-	8	14,047	-	-	14,055
Accretion of discount on preferred stock		4,854	-	-	(4,854)	-	-
Balance, March 31, 2011		$10,142,235	$13,510	$18,080,484	$21,591,658	$24,985	$49,852,872

See Notes to Consolidated Financial Statements

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$690,232	$628,608
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	300,000	800,000
Depreciation	216,416	236,067
Amortization and accretion	57,242	45,866
Deferred taxes	120,000	(238,000)
Stock-based compensation	14,055	13,115
(Gain) on sale of foreclosed real estate and loans, net	(81,350)	(82,580)
Write-down of foreclosed real estate	71,538	9,958
(Gain) on sale of investments	-	(7,652)
Increase in value of bank-owned life insurance	(58,102)	(59,743)
Proceeds from sales of loans held-for-sale	6,273,106	6,333,825
Originations of loans held-for-sale	(6,054,869)	(5,403,470)
Change in assets and liabilities:
Accrued interest receivable	48,673	(4,616)
Prepaid expenses and other assets	158,664	330,085
Accrued expenses and other liabilities	(95,085)	(516,380)

Net cash provided by operating activities	1,660,520	2,085,083

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	11,752,590	11,500,458
Purchase of investments in certificates of deposit	-	(4,176,000)
Proceeds from maturities on investments in certificates of deposits	4,275,000	-
Purchase of securities available-for-sale	(10,233,887)	(7,523,828)
Proceeds from sale of securities available-for-sale	-	207,732
Proceeds from maturities and calls of securities available-for-sale	3,857,898	925,066
Proceeds from redemption of Federal Home Loan Bank stock	500,300	375,600
Purchase of premises, equipment and rental real estate	(175,040)	(101,758)
Net proceeds from sale of foreclosed real estate	1,838,301	547,574

Net cash provided by investing activities	11,815,162	1,754,844

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	17,593,333	7,294,153
Net (decrease) in advances from borrowers for taxes
and insurance	(855,905)	(800,846)
Payments of other borrowed funds	(10,000,000)	(9,000,000)
Common and preferred dividends paid	(154,529)	(154,469)

Net cash provided by (used in) financing activities	6,582,899	(2,661,162)

Net increase in cash	20,058,581	1,178,765

CASH AND DUE FROM BANKS
Beginning	20,603,808	21,766,170
Ending	$40,662,389	$22,944,935

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)	Three Months Ended
	March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$1,630,573	$2,019,419
Income taxes	3,065	184,591

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$674,430	$362,092

See Notes to Consolidated Financial Statements.

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The consolidated financial statements for the three month period ended March 31, 2011 and 2010 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The consolidated  financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting policy for loans receivable, net:  Loans that management has the intent and ability to hold for the foreseeable future, or until payoff or maturity occurs, are classified as held for investment.  These loans are stated at the amount of unpaid principal adjusted for charge-offs, the allowance for estimated losses on loans, any unamortized net deferred fees and/or costs on originated loans and net unearned premiums (discounts), with interest income recognized on the interest method based upon those outstanding loan balances.  Loan origination fees net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.  Premiums (discounts) on first mortgage loans purchased are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.  As assets are held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.

Loans are placed on nonaccrual status when the full and timely collection of interest and principal becomes uncertain, or when the loan becomes 90 days past due (unless the loan is both well-secured and in the process of collection).  When a loan is placed on nonaccrual status, the accrued unpaid interest receivable is reversed against interest income.  Income is subsequently recognized on a cash or cost recovery basis until, in management’s judgment, the borrower’s ability to make periodic interest and principal payments is no longer in doubt.  Generally, a loan is returned to accrual status when (a) all delinquent interest and principal payments become current under the terms of the loan agreement or (b) the loan is both well-secured and in the process of collection and collectability is no longer doubtful.

The allowance for loan losses is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible.  A disciplined process and methodology are used to establish the allowance for loan losses.  While the methodology attributes portions of the allowance to specific portfolios, the entire allowance for loan losses is available to absorb credit losses in the total loan portfolio.  To determine the total allowance for loan losses, a reserve is estimated for each component of the portfolio, including loans analyzed individually and loans analyzed on a pooled basis.  The allowance for loan losses consists of amounts applicable to: (1) commercial real estate, (2) construction and land development, (3) multi-family real estate, (4) residential real estate, and (5) consumer loans.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as updated information becomes available.

To determine the residential real estate and consumer portfolio components of the allowance, loans are pooled by portfolio and losses are estimated using historical loss experience and management’s evaluation of the impact of risks associated with trends in delinquencies, concentrations of credit and regional and macro economic factors.

INDEX

An individual impairment assessment is performed for residential real estate and consumer loans whose terms have been modified in a troubled debt restructuring (TDR).  These loans are excluded from the pooled analysis.

The component of the allowance for the non-impaired commercial portfolio is estimated through the application of loss factors to loans grouped as nonresidential, multifamily and construction and development.  Loss factors are derived from historical loss experience, trends in delinquencies, concentrations of credit and regional and macro economic factors.

The commercial component of the allowance also includes an amount for the estimated impairment in individually identified impaired loans and commercial loans whose terms have been modified in a TDR.

For loans that are classified as impaired, including those loans modified in a TDR, a specific allowance is established when the discounted cash flows or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative and environmental factors.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Management evaluates loans for indicators of impairment upon substandard classification.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any and any subsequent changes are included in the allowance for loan losses.

Reflected in all components of the allowance for loan losses is an amount for imprecision or uncertainty, which represents management’s judgment of risks inherent in the process and assumptions used in establishing the allowance.  This imprecision considers economic environmental factors and other subjective factors.

Loans are generally charged off, fully or partially, when management judges the asset to be uncollectible or repayment is deemed to extend beyond a reasonable time frame.

2.           EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings per common share reflects the potential dilution that would occur if the Company’s outstanding stock options and warrants were exercised and converted into common stock and the Company’s outstanding restricted stock was vested.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding stock options and warrants are exercised.  The incremental shares issuable upon exercise of the stock options and warrants, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2011 and 2010 is presented below.

INDEX

	Three Months Ended March 31,
	2011	2010
Basic earnings per common share:
Net Income	$690,232	$628,608
Preferred stock dividends and accretion of discount	132,354	132,109
Net income available to common stockholders	$557,878	$496,499
Weighted average common shares outstanding - basic	1,347,948	1,344,948
Basic earnings per common share	$0.41	$0.37

Diluted earnings per common share:
Net income available to common stockholders	557,878	496,499
Weighted average common shares outstanding - basic	1,347,948	1,344,948
Effect of dilutive securities:
Stock Options1	-	-
Restricted Stock	3,500	3,500
Common stock warrant2	6,083	-
Total diluted average common shares issued and	1,357,531	1,348,448
outstanding
Diluted earnings per common share	$0.41	$0.37

1For the periods ending March 31, 2011 and 2010, outstanding options to purchase common stock totaled
51,700 and 65,200, respectively. These options were not dilutive because the exercise price of the options exceeded the average closing price for the Company's common stock.
2For the period ending March 31, 2010, the common stock warrants were not dilutive because the exercise price of the warrants exceeded the average closing price for the Company's common stock.

3.           SECURITIES

Securities available-for-sale as of March 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
State and local obligations	$6,772,231	$75,740	$(140,087)	$6,707,884
Mortgage-backed securities(1)	15,892,543	279,019	(140,658)	16,030,904
Collateralized mortgage obligations (1)	23,450,082	105,487	(162,771)	23,392,798
Corporate bonds	2,122,323	7	(12,805)	2,109,525
U.S. Government agencies	6,641,935	76,708	(40,791)	6,677,852
Total	$54,879,114	$536,961	$(497,112)	$54,918,963

Securities available-for-sale as of December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
State and local obligations	5,103,472	25,888	(139,697)	4,989,663
Mortgage-backed securities (1)	13,735,714	290,895	(163,780)	13,862,829
Collateralized mortgage obligations (1)	19,469,375	59,302	(240,553)	19,288,124
Corporate bonds	1,622,912	-	(21,676)	1,601,236
U.S. Government agencies	8,646,763	93,659	(46,503)	8,693,919
Total	$48,578,236	$469,744	$(612,209)	$48,435,771

(1) All mortgage backed securities and collateralized mortgage obligations consist of securities issued by FNMA, FHLMC or
GNMA and are backed by residential mortgage loans.

INDEX

Gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2011 and December 31, 2010, are summarized as follows:

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$2,463,242	$(140,087)	$-	$-	$2,463,242	$(140,087)
Mortgage-backed securities	7,402,520	(140,658)	-	-	7,402,520	(140,658)
Collateralized mortgage obligations	11,677,423	(162,771)	-	-	11,677,423	(162,771)
Corporate bonds	1,603,890	(12,805)	-	-	1,603,890	(12,805)
U.S. Government agencies	1,585,124	(40,791)	-	-	1,585,124	(40,791)
Total	$24,732,199	$(497,112)	$-	$-	$24,732,199	$(497,112)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	3,096,965	$(139,697)	$-	$-	$3,096,965	$(139,697)
Mortgage-backed securities	5,810,547	(163,780)	-	-	5,810,547	(163,780)
Collateralized mortgage obligations	12,776,228	(240,553)	-	-	12,776,228	(240,553)
Corporate bonds	1,601,236	(21,676)	-	-	1,601,236	(21,676)
U.S. Government agencies	1,577,870	(46,503)	-	-	1,577,870	(46,503)
Total	$24,862,846	$(612,209)	$-	$-	$24,862,846	$(612,209)

The total number of securities in the investment portfolio in an unrealized loss position at March 31, 2011 was 36 compared to 35 at December 31, 2010.  The Company conducts quarterly reviews to identify and evaluate each investment that has an unrealized loss.  The unrealized losses for the above investment securities are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.  The review takes into consideration the intent of the Company to not sell the security or whether it is more-likely-than-that the Company will be required to sell the security before its anticipated recovery, as well as other qualitative factors.

The amortized cost and fair value of debt securities as of March 31, 2011 by contractual maturity is shown below.  Certain securities have call features, which allow the issuer to call the security prior to maturity.  Maturities may differ from contractual maturities in mortgage-backed securities and collateralized mortgage obligations because the mortgage underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Debt Securities Available-for-Sale
	March 31, 2011
	Amortized
	Cost	Fair Value

Due in one year or less	$45,000	$44,597
Due from one to five years	8,079,184	8,136,846
Due from five to ten years	3,922,363	3,952,972
Due over 10 years	3,489,942	3,360,846
Mortgage-backed securities and
collateralized mortgage obligations	39,342,625	39,423,702
	$54,879,114	$54,918,963

INDEX

There were no sales of securities for the three months ended March 31, 2011 compared to a gross security gain from the sale of a security of $7,652 for the three months ended March 31, 2010.

4.           OTHER COMPREHENSIVE INCOME

Credit-related losses on debt securities with other than temporary impairment (OTTI) are recorded in current earnings, while the noncredit-related portion of the reduction in fair value is recorded in other comprehensive income.  The Company’s component of other comprehensive income consists of the unrealized holding gains and losses on available for sale investment securities which are considered temporary in nature.

The components of other comprehensive income, presented net of taxes for the three months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended March 31,
	2011	2010
Other comprehensive income:

Securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding gain/(loss) arising during the period	$-	$851
(Gain)/loss recognized in earnings	-	(7,652)
Net unrealized gain on securities with other-than-temporary impairment before tax expense	-	(6,801)
Tax expense	-	-
Net unrealized (losses) on securities with other-than-temporary impairment, net of tax in other
comprehensive income (loss)	-	(6,801)

Other securities:
Unrealized holding gains (losses) arising during the period	182,313	(60,870)
Realized net (gains) losses recognized into net income (loss)	-	-
Net unrealized gains (losses) on other securities before tax (expense) benefit	182,313	(60,870)
Tax (expense) benefit	(68,003)	22,705
Net unrealized gains (losses) on other securities, net of tax in other comprehensive income (loss)	114,310	(38,165)
Total other comprehensive income (loss)	$114,310	$(44,966)

INDEX

5.           LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at March 31, 2011 and December 31, 2010 are summarized as follows:

	March 31, 2011	December 31, 2010
First mortgage loans:
Secured by one- to four-family residences	$137,943,801	$141,061,321
Secured by:
Multifamily properties	55,752,885	57,461,170
Commercial properties	64,493,958	69,253,792
Construction and land development loans	3,693,023	4,193,756
Total first mortgage loans	261,883,667	271,970,039

Consumer loans:
Automobile	13,049,708	13,548,710
Second mortgage	49,813,418	51,349,053
Other	4,166,221	4,282,717
Total consumer loans	67,029,347	69,180,480

Total loans	328,913,014	341,150,519

Undisbursed portion of construction loans	(689,941)	(295,609)
Unearned premiums, net	76,307	83,528
Net deferred loan origination fees	(325,033)	(331,010)
	$327,974,347	$340,607,428

Activity in the allowance for loan losses by segment for the three months ended March 31, 2011 and year ended December 31, 2010 is summarized in the following table.

	For the Three Months Ended March 31, 2011
				1-4 Family
	Commercial	Construction and	Multi-Family	Residential
	Real Estate	Land Development	Real Estate	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning balance	$2,555,094	$354,911	$803,850	$1,009,630	$1,423,376	$6,146,861
Charge-offs	(101,123)	(70,000)	-	(14,955)	(25,349)	(211,427)
Recoveries	-	-	-	127	5,513	5,640
Provisions	36,191	4,349	66,587	20,653	172,220	300,000
Ending balance	$2,490,162	$289,260	$870,437	$1,015,455	$1,575,760	$6,241,074

	For the Year Ended December 31, 2010
				1-4 Family
	Commercial	Construction and	Multi-Family	Residential
	Real Estate	Land Development	Real Estate	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning balance	$1,991,889	$2,510,656	$620,475	$679,097	$1,368,478	$7,170,595
Charge-offs	(539,000)	(3,491,360)	(26,243)	(511,065)	(563,920)	(5,131,588)
Recoveries	-	-	-	675	16,179	16,854
Provisions	1,102,205	1,335,615	209,618	840,923	602,639	4,091,000
Ending balance	$2,555,094	$354,911	$803,850	$1,009,630	$1,423,376	$6,146,861

INDEX

Activity in the allowance for loan losses for the three months ended March 31, 2011 and March 31, 2010 are summarized as follows:

	March 31, 2011	March 31, 2010

Balance, beginning	$6,146,861	$7,170,595
Provision charged to income	300,000	800,000
Loans charged off	(211,427)	(214,193)
Recoveries	5,640	4,495
Balance, ending	$6,241,074	$7,760,897

The following table presents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010.

	March 31, 2011
				1-4 Family
	Commercial	Construction and	Multi-Family	Residential
	Real Estate	Land Development	Real Estate	Real Estate	Consumer	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$1,169,995	$167,000	$303,802	$102,038	$377,211	$2,120,046
Collectively evaluated for impairment	1,320,167	122,260	566,635	913,417	1,198,549	4,121,028
Total ending allowance balance	$2,490,162	$289,260	$870,437	$1,015,455	$1,575,760	$6,241,074

Loans:
Individually evaluated for impairment	$11,804,502	$2,770,342	$1,558,628	$5,277,721	$1,014,038	$22,425,231
Collectively evaluated for impairment	52,689,456	922,681	54,194,257	132,666,080	66,015,309	306,487,783
Total ending loan balance	$64,493,958	$3,693,023	$55,752,885	$137,943,801	$67,029,347	$328,913,014

	December 31, 2010
				1-4 Family
	Commercial	Construction and	Multi-Family	Residential
	Real Estate	Land Development	Real Estate	Real Estate	Consumer	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$1,121,500	$237,000	$201,500	$85,111	$115,683	$1,760,794
Collectively evaluated for impairment	1,433,594	117,911	602,350	924,519	1,307,693	4,386,067
Total ending allowance balance	$2,555,094	$354,911	$803,850	$1,009,630	$1,423,376	$6,146,861

Loans:
Individually evaluated for impairment	$12,194,848	$3,301,345	$1,558,628	$5,167,369	$607,064	$22,829,254
Collectively evaluated for impairment	57,058,944	892,411	55,902,542	135,893,952	68,573,416	318,321,265
Total ending loan balance	$69,253,792	$4,193,756	$57,461,170	$141,061,321	$69,180,480	$341,150,519

INDEX

The following table summarizes the recorded investment in impaired loans by segment, including loans for which no impairment is recorded, loans for which an impairment is recorded, and the resulting allowance for the impairment by segment as of March 31, 2011 and December 31, 2010.

	March 31, 2011			December 31, 2010

		Unpaid Principal	Associated		Unpaid Principal	Associated
	Carrying Amount	Balance	Allowance	Carrying Amount	Balance	Allowance
With no specific allowance recorded:
Commercial Real Estate	$1,365,098	$1,365,098	$-	$1,584,352	$1,852,852	$-
Construction and Land Development	892,017	2,962,017	-	892,017	2,962,017	-
Multi-Family Real Esate	-	-	-	-	-	-
1-4 Family Residential Real Estate	4,453,416	4,677,047	-	4,560,823	4,872,752	-
Consumer	378,179	387,172	-	433,793	442,786	-
With an allowance recorded:
Commercial Real Estate	10,439,404	10,439,404	1,169,995	10,610,496	10,610,496	1,121,500
Construction and Land Development	1,878,325	1,878,325	167,000	2,409,328	2,409,328	237,000
Multi-Family Real Esate	1,558,628	1,558,628	303,802	1,558,628	1,558,628	201,500
1-4 Family Residential Real Estate	824,305	824,305	102,038	606,546	606,546	85,111
Consumer	635,859	635,859	377,211	173,271	173,271	115,683
Total:
Commercial Real Estate	11,804,502	11,804,502	1,169,995	12,194,848	12,463,348	1,121,500
Construction and Land Development	2,770,342	4,840,342	167,000	3,301,345	5,371,345	237,000
Multi-Family Real Esate	1,558,628	1,558,628	303,802	1,558,628	1,558,628	201,500
1-4 Family Residential Real Estate	5,277,721	5,501,352	102,038	5,167,369	5,479,298	85,111
Consumer	1,014,038	1,023,031	377,211	607,064	616,057	115,683
	$22,425,231	$24,727,855	$2,120,046	$22,829,254	$25,488,676	$1,760,794

The following table summarizes the average balances and interest income recognized related to impaired loans for the three months ended March 31, 2011.

	Average	Interest
	Balance	Income

Commercial Real Estate	12,051,100	119,575

Construction and Loan Development	2,948,643	-

Multi-Family Real Estate	1,558,628	-

1-4 Family Residential Real Estate	5,154,061	69,305

Consumer	919,527	11,494
	22,631,959	200,314

Credit Quality Indicators

Credit quality indicators are used by management in determining the allowance for loan losses.  The primary credit quality indicators used by management include loan classification and delinquency status.  These indicators are used to identify and evaluate trends and deterioration in the loan portfolio.

The primary credit quality indicator used by management in the commercial real estate, construction and land development, and multi-family real estate loan portfolios is the internal classification of the loans.  Loans in these portfolios that are over $500,000 are reviewed annually at which time they are assigned a classification.  Loans may also be reviewed prior to the annual review cycle based on current information that becomes available regarding the borrower’s ability to service the loan.  Loans may be classified as watch, special mention, substandard, or doubtful.

INDEX

An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Assets that do not expose the bank to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve management’s close attention are designated as special mention.  If left uncorrected, these potential weaknesses could increase the level of risk to the Bank in the future.  Commercial loans to borrowers whose most recent financial information shows deterioration in the earliest stages and warrant greater than routine attention and monitoring by management are designated as watch.

The primary credit quality indicator used by management in the residential real estate and consumer loan portfolios is the delinquency status of the loans.

The following table summarizes the recorded investment in loan segments by credit quality indicator as of March 31, 2011 and December 31, 2010.  Past due status is reported as of December 31, 2010.  Internal classification ratings reflect the most recent classification assigned generally based on an annual review performed during 2010.

Commercial Loans
Credit risk profile by internally assigned grade

	March 31, 2011				December 31, 2010
	Commercial	Construction and	Multi-Family		Commercial	Construction and	Multi-Family
	Real Estate	Land Development	Real Estate	Total	Real Estate	Land Development	Real Estate	Total
Grade:
Pass	$48,011,034	$922,681	$51,593,833	$100,527,548	$53,092,384	$892,411	$53,291,156	$107,275,951
Watch	4,242,059	-	2,600,424	6,842,483	3,966,560	-	2,611,386	6,577,946
Special Mention	436,363	-	-	436,363	-	-	-	-
Substandard	10,730,058	2,603,342	1,254,826	14,588,226	11,073,348	3,064,345	1,357,128	15,494,821
Doubtful	1,074,444	167,000	303,802	1,545,246	1,121,500	237,000	201,500	1,560,000
	$64,493,958	$3,693,023	$55,752,885	$123,939,866	$69,253,792	$4,193,756	$57,461,170	$130,908,718

Residential Real Estate and Consumer Loans
Credit risk profile based on delinquency status

	March 31, 2011				December 31, 2010
	1-4 Family				1-4 Family
	Residential	Second	Other Consumer		Residential	Second	Other Consumer
	Real Estate	Mortgage	Loans	Total	Real Estate	Mortgage	Loans	Total
Current	$134,982,741	$48,849,122	$17,034,839	$200,866,702	$137,430,650	$50,136,653	$17,590,417	$205,157,720
Past due 30-89 days	1,422,935	357,107	145,629	1,925,671	1,473,094	786,900	203,341	2,463,335
Past due 90 days and greater	1,538,125	607,189	35,461	2,180,775	2,157,577	425,500	37,669	2,620,746
	$137,943,801	$49,813,418	$17,215,929	$204,973,148	$141,061,321	$51,349,053	$17,831,427	$210,241,801

INDEX

An aging analysis of the recorded investment in loans by segment at March 31, 2011 and December 31, 2010 is summarized as follows.

	30-89 Days	90 Days Past Due
	Past Due	and Greater	Total Past Due	Current	Total
March 31, 2011
Commercial Loans:
Commercial Real Estate	$-	$195,682	$195,682	$64,298,276	$64,493,958
Construction and Land Development	-	1,620,395	1,620,395	2,072,628	3,693,023
Multi-Family Real Estate	-	1,558,628	1,558,628	54,194,257	55,752,885
1-4 Family Residential Real Estate	1,422,935	1,538,125	2,961,060	134,982,741	137,943,801
Consumer:
Second mortgage	357,107	607,189	964,296	48,849,122	49,813,418
Other consumer loans	145,629	35,461	181,090	17,034,839	17,215,929
	$1,925,671	$5,555,480	$7,481,151	$321,431,863	$328,913,014

December 31, 2010
Commercial Loans:
Commercial Real Estate	$-	$440,193	$440,193	$68,813,599	$69,253,792
Construction and Land Development	-	1,411,752	1,411,752	2,782,004	4,193,756
Multi-Family Real Estate	373,518	1,558,628	1,932,146	55,529,024	57,461,170
1-4 Family Residential Real Estate	1,473,094	2,157,577	3,630,671	137,430,650	141,061,321
Consumer:
Second mortgage	786,900	425,500	1,212,400	50,136,653	51,349,053
Other consumer loans	203,341	37,669	241,010	17,590,417	17,831,427
	$2,836,853	$6,031,319	$8,868,172	$332,282,347	$341,150,519

A commercial loan totaling $10,537 was greater than 90 days past due and still accruing interest at March 31, 2011, compared to none at December 31, 2010.

Nonaccrual loans at March 31, 2011 and December 31, 2010 by segment are summarized below:

	March 31, 2011	December 31, 2010
Commercial Loans:
Commercial Real Estate	$3,513,095	$5,408,650
Construction and Land Development	2,770,342	1,679,839
Multi-Family Real Estate	1,558,628	1,558,628
1-4 Family Residential Real Estate	2,164,285	2,459,406
Consumer:
Second mortgage	669,479	425,500
Other consumer loans	35,461	37,669
	$10,711,290	$11,569,692

6.           FAIR VALUE

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at March 31, 2011.  The Company’s securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as other real estate owned and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

INDEX

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

Fair value measurements for assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2011
	(dollars in thousands)

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Debt securities:
State and local obligations	$-	$6,707,884	$-	$6,707,884
Mortgage-backed securities	-	16,030,904	-	16,030,904
Collateralized mortgage obligations	-	23,392,798	-	23,392,798
Corporate bonds	2,109,525	-	-	2,109,525
U.S. Government agencies	-	6,677,852	-	6,677,852
Total securities available-for-sale	$2,109,525	$52,809,438	$-	$54,918,963

	Fair Value Measurements at December 31, 2010
	(dollars in thousands)

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale
State and local obligations	$-	$4,989,663	$-	$4,989,663
Mortgage-backed securities	-	13,862,829	-	13,862,829
Collateralized mortgage obligations	-	19,288,124	-	19,288,124
Corporate bonds	1,601,236	-	-	1,601,236
U.S. Government agencies	-	8,693,919	-	8,693,919
Total securities available-for-sale	$1,601,236	46,834,535	-	48,435,771

When available, quoted market prices are used to determine the fair value on investment securities and such items are classified within Level I of the fair value hierarchy.  Examples include equity securities, U.S. Treasury securities and certain corporate bonds. For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable.  Securities measured at fair value by such methods are classified as Level 2. The fair values of Level 2 securities are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers, and live trading systems.  Certain securities are not valued based on observable inputs and are, therefore, classified as Level 3.  The fair value of these securities is based on management’s best estimates.  The Company’s policy is to recognize transfer between levels at the end of each reporting period, if applicable.  There were no transfers between levels during the three months ended March 31, 2011.

INDEX

Fair value measurements for assets measured at fair value on a non-recurring basis were as follows:

	Fair Value Measurements at March 31, 2011
	(dollars in thousands)

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$-	$-	$13,312,026	$13,312,026
Foreclosed real estate	-	-	3,354,298	3,354,298
Total	$-	$-	$16,666,324	$16,666,324

	Fair Value Measurements at December 31, 2010
	(dollars in thousands)

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$-	$-	$13,597,475	$13,597,475
Foreclosed real estate	-	-	4,586,399	4,586,399
Total	$-	$-	$18,183,874	$18,183,874

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

INDEX

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

Commitments to extend credit:  The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.  At March 31, 2011 and December 31,2010 the carrying amount and fair value of the commitments were not significant.

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(nearest 000)		(nearest 000)
Financial assets:
Cash and due from banks	$40,662,389	$40,662,000	$20,603,808	$20,604,000
Investments in certificates of deposit	8,414,000	8,414,000	12,689,000	12,689,000
Securities available-for-sale	54,918,963	54,919,000	48,435,771	48,436,000
FHLB stock	2,516,900	2,517,000	3,017,200	3,017,000
Loans, net	321,733,273	330,317,000	334,460,567	341,055,000
Loans held for sale	230,000	230,000	332,178	332,000
Accrued interest receivable	1,705,619	1,706,000	1,754,292	1,754,000
Financial liabilities:
Deposits	367,426,237	370,482,000	349,832,904	353,328,000
Borrowed funds	39,250,000	40,676,000	49,250,000	51,118,000
Accrued interest payable	137,577	138,000	162,034	162,000

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

INDEX

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$5,175,607	$-	$5,175,607	$5,787,786	$-	$5,787,786
Interest expense	1,578,898	27,215	1,606,113	1,994,037	28,068	2,022,105
Net interest income (loss)	3,596,709	(27,215)	3,569,494	3,793,749	(28,068)	3,765,681
Provision for loan losses	300,000	-	300,000	800,000	-	800,000
Net interest income (loss) after
provision for loan losses	3,296,709	(27,215)	3,269,494	2,993,749	(28,068)	2,965,681
Noninterest income	1,238,890	395,200	1,634,090	1,240,943	423,654	1,664,597
Securities gains (losses), net	-	-	-	7,652	-	7,652
Noninterest expense	3,528,032	409,420	3,937,452	3,323,797	429,025	3,752,822
Income (loss) before income taxes	1,007,567	(41,435)	966,132	918,547	(33,439)	885,108
Provision for income taxes	280,100	(4,200)	275,900	263,700	(7,200)	256,500
Net income (loss)	$727,467	$(37,235)	$690,232	$654,847	$(26,239)	$628,608
Inter-segment revenue (expense)	$144,150	$(144,150)	$-	$175,274	$(175,274)	$-
Total assets	$456,147,437	$3,460,657	$459,608,094	$448,802,731	$3,625,259	$452,427,990
Total deposits	$367,426,237	$-	$367,426,237	$342,107,213	$-	$342,107,213

8.           DIVIDENDS

On February 25, 2011, the Company declared a cash dividend of $0.01 per common share on its common stock, which was paid on April 1, 2011 to stockholders of record as of March 11, 2011.  On February 15, 2011, the Company paid an aggregate cash dividend of $127,500 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United States Department of the Treasury.

9.           CURRENT ACCOUNTING DEVELOPMENTS

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends ASC 820-10 to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the roll forward activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company’s adoption of this guidance did not have an impact on its financial condition or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables, by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  The objective of enhancing these disclosures is to improve a financial statement user’s understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.  The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010, which for the Company was the annual reporting period ending December 31, 2010.  However, the disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010, which for the Company is the quarterly period beginning January 1, 2011.  Those disclosures include the activity in the allowance for credit losses for each period. In January 2011, the FASB temporarily delayed the effective date of the disclosures required for troubled debt restructured loans (TDR) for public companies.

INDEX

Since the provisions of ASU 2010-20 are disclosure related, the Company’s adoption of this guidance has not and is not expected to have an impact on its financial condition or results of operations.

In April 2011, the FASB issued amended guidance clarifying for creditors which restructured loans are considered TDR.  To qualify as a TDR, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulty.  The amended guidance is effective for public companies for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position.

10.           SUBSEQUENT EVENT

Subsequent events have been evaluated through the date financial statements included herein are filed with the Securities and Exchange Commission.  Through that date, there were no events requiring recognition or disclosure, except for the following item.

On April 22, 2011, the Board of Directors of the Company and the Bank adopted a Plan of Reorganization and Charter Conversion to convert the Bank from a federal savings association to an Iowa chartered commercial bank and reorganize the Company as a bank holding company.  Upon completion of this charter conversion, the Bank would become an Iowa state-chartered commercial bank regulated by the Iowa Division of Banking and the Board of Governors of the Federal Reserve System.  Upon completion of the charter conversion, the Board of Governors of the Federal Reserve System would regulate the Company.  In connection with the adoption of the Plan, the Bank has filed an application with the Iowa Division of Banking to convert the Bank to an Iowa chartered commercial bank.  The Bank intends to file an application for membership in the Federal Reserve System.  In addition, the Company intends to file an application with the Board of Governors of the Federal Reserve System to reorganize as a bank holding company.  The Bank has filed a notification with the Office of Thrift Supervision (“OTS”) of its intent to convert to an Iowa commercial bank (and in connection with such notice, return the Bank’s charter to the OTS).

Item 2.  Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries, including the Bank, that are subject to various factors which could cause actual results to differ materially from these estimates, including those set forth in Part I, Item 1A — Risk Factors included in the Company’s 2010 Annual Report on Form 10-K.  These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments.  The Company’s actual results may differ from the results discussed in the forward-looking statements.  The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking statements contained herein.

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

INDEX

Management believes the following were important factors in the Company’s performance during the three month period ended March 31, 2011:

•
The economy continues to show signs of recovery, as evidenced by an increase in consumer spending and stabilization of the labor market, the housing sector, and financial markets. However, unemployment levels remained elevated, real estate values remained depressed and demand for housing continued to be weak.

•
Loans amounted to $328.9 million as of March 31, 2011 compared to $341.2 million as of December 31, 2010, representing a decrease of 3.6%.  The decline in the loan portfolio is primarily the result of a decrease in loan volume due to low demand for new loans as payments and prepayments exceeded originations in most loan categories.

•
Nonperforming assets decreased $2.1 million from $16.2 million at December 31, 2010 to $14.1 million at March 31, 2011.  The Bank recorded a provision for loan losses of $300,000 for the three months ended March 31, 2011 compared to $800,000 for the same period in 2010.  The Company continues to monitor its loan portfolio with the objective of minimizing defaults or write-downs. Despite these actions, the possibility of additional losses in loans and losses in the value of real estate owned can not be eliminated.

•	Deposits increased $17.6 million for the first three months of the year. Growth occurred primarily in interest bearing demand deposits, savings, money markets and certificates of deposit.
•
Capital remains strong with average stockholders equity as a percentage of average total assets increasing to 11.0% at March 31, 2011 from 10.8% at December 31, 2010. The Bank continues to be considered “well capitalized” under regulatory capital requirements with a total risk based capital ratio of 17.3% at March 31, 2011.

•	The Company has increased liquidity as it continues investing funds in securities available-for-sale and investments in certificates of deposits.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President on July 21, 2010.  Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years.  Many of the provisions of the Dodd-Frank Act affecting the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act.

Given that many of the new laws mandated by the Dodd-Frank Act which affect the Company and Bank are not yet effective at this time and much of the details and substance of such new laws will be shaped through the rulemaking process, the full impact of the Dodd-Frank Act on the business and operations of the Company and Bank currently cannot be fully assessed.  For example, the Dodd-Frank Act repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts beginning July 21, 2011.  The ultimate impact of this change in law on the operations of the Company and Bank has not yet been determined.  Also, the so-called Durbin Amendment has the potential to decrease up to 70% of debit card interchange revenue for community banks including the Bank, despite the provision of an exemption for small banks, however as a result of public comments and debate over the new law in recent months during the implementation process, it is difficult to assess the potential impact of the new law on the Company and Bank, as the final form of the implementing regulations is unclear.  Moreover, notwithstanding the Bank’s application with the Iowa Division of Banking to convert to a state commercial bank, the Dodd-Frank Act provides that the supervisory functions of the Bank’s and Company’s current primary regulator, the OTS, will formally be transferred to the OCC (with respect to the Bank) and the Federal Reserve (with respect to the Company) on July 21, 2011 (or else by January 21, 2012, if a six-month extension is required).

INDEX

In particular, the Federal Reserve recently indicated its intent to apply certain parts of its current consolidated supervisory program for bank holding companies (including significantly enhanced reporting requirements) to savings and loan holding companies after assuming supervisory responsibility for savings and loan holding companies on the transfer date.  Accordingly, whether or not the Bank and Company are approved to become a state-chartered commercial bank and bank holding company, respectively, before the transfer date, we may see changes in the way we are supervised and examined sooner, and may experience operational challenges in the course of transition to our new regulators.

We are continuing to closely monitor developments and evaluate the potential impact of the Dodd-Frank Act on our business, financial condition, results of operations and prospects and expect that some provisions of the new law may have adverse effects on us, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act.

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

The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” of the Company’s 2010 Annual Report on Form 10-K.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to the allowance for loan losses and asset impairment judgments.

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

Asset impairment judgments include evaluating the decline in fair value of available-for-sale securities below their cost.  Declines in fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses for the credit related portion of the loss, while the noncredit-related portion of the reduction in fair value is recorded in other comprehensive income.  In estimating OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the lack of intent of the Company to sell the security and whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery.

Asset impairment judgments also include evaluation of fair value of foreclosed real estate.  Foreclosed real estate is initially recorded at fair value less estimated selling costs.  Subsequently it is carried at the lower of cost or fair value less estimated selling costs.  Fair value is estimated through current appraisals or listing prices.  Estimated fair values may be adjusted by management to reflect current economic and market conditions.

INDEX

FINANCIAL CONDITION

Total assets increased $7.3 million, or 1.6%, to $459.6 million at March 31, 2011, from $452.3 million at December 31, 2010.  The increase in assets was primarily due to an increase in cash and due from banks and securities available-for-sale that resulted primarily from cash provided by increases in deposits, loan payments and prepayments that exceeded originations and the maturity of investments in certificates of deposit.  Cash provided by these activities was also used to repay borrowed funds upon maturity.

Net loans receivable decreased by $12.7 million, or 3.8%, to $321.7 million at March 31, 2011, from $334.5 million at December 31, 2010, primarily due to payments and prepayments of $22.2 million and loan sales of $6.1 million during the three months ended March 31, 2011. These payments, prepayments, and loan sales were offset in part by the origination of $11.1 million of first mortgage loans primarily secured by one-to-four family residences and commercial real estate, and the origination of $5.7 million of consumer loans during the three months ended March 31, 2011. The Company generally sells fixed-rate residential loans originated with maturities of more than 15 years in the secondary mortgage market in order to reduce interest rate risk.

At March 31, 2011, net loans consisted of (i) $136.6 million of one-to-four family real estate representing a decrease of $3.5 million from December 31, 2010, (ii) $64.8 million of nonresidential commercial real estate loans representing a decrease of $5.1 million from December 31, 2010, (iii) $54.9 million of multi-family real estate loans representing a decrease of $1.8 million from December 31, 2010, and (iv) $65.4 million of consumer loans representing a decrease of $2.3 million from December 31, 2010.  The decrease in the loan portfolio was primarily due to general decreases in demand for new loans and the Company’s curtailment of out of state lending starting in 2010.  With record low long-term mortgage interest rates, the Company has also experienced significant refinancing activity in residential mortgages resulting in many borrowers refinancing into longer term fixed rate mortgages which the Company generally sells on the secondary market.  Future opportunities for out of state lending for commercial real estate and multifamily real estate may be considered by the Company on a limited basis.

At March 31, 2011, the Company’s loan portfolio included $86.5 million of loans secured by out of state properties, compared to $91.5 million at December 31, 2010.  These loans represented 26.3% of the Company’s total loan portfolio at March 31, 2011 compared to 26.9% at December 31, 2010 and are primarily multifamily and commercial real estate loans.  There were no originations or purchases of commercial loans secured by out of state properties during the three months ended March 31, 2011.

INDEX

The following table provides information regarding nonaccrual loans and nonperforming assets.

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

First mortgage loans:
One- to four-family residential	$2,164	$2,460
Multifamily and commercial properties	7,842	8,647
Consumer loans	705	463
Total nonaccrual loans	10,711	11,570

90 days past due loans (still
accruing interest)	11	-
Other nonperforming loans	-	-
Total nonperforming loans	10,722	11,570

Total foreclosed real estate	3,354	4,586
Other nonperforming assets	22	-
Total nonperforming assets	$14,098	$16,156

Total nonaccrual loans to net loans receivable	3.33%	3.46%
Total nonaccrual loans to total assets	2.33%	2.56%
Total nonperforming assets to total assets	3.07%	3.57%

The allowance for loan loss was $6.2 million at March 31, 2011, compared to $6.1 million at December 31, 2010.  The allowance for loan losses at March 31, 2011 was 1.9% of loans and 58.2% of nonperforming loans, compared to 1.8% of loans and 53.1% of nonperforming loans at December 31, 2010, and 2.1% of loans and 52.8% of nonperforming loans at March 31, 2010.

Management believes that the allowance for loan losses was adequate as of March 31, 2011.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.  Due to potential changes in the real estate markets, it is at least reasonably possible that management’s assessment will change in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Deposits increased $17.6 million, or 5.0%, to $367.4 million at March 31, 2011, from $349.8 million at December 31, 2010, primarily reflecting increases in interest bearing demand deposits, money market, savings accounts and certificates of deposits of $4.3 million, $6.1 million, $2.6 million and $5.2 million, respectively, offset in part by a decrease in noninterest bearing deposits of $600,000.  Interest bearing demand deposits increased primarily due to the Company’s continued promotion of F1Rst Perks which is a deposit account that offers a higher interest rate based on certain transactional activity.  Other deposit increases were a result of activity in public funds deposit accounts.  Borrowings, which consist of FHLB advances, decreased $10.0 million, or 20.3%, to $39.3 million at March 31, 2011, from $49.3 million at December 31, 2010.  This decrease was due to the normal repayment of borrowings due to maturities.

Total stockholders’ equity increased $678,000, or 1.4%, to $49.9 million at March 31, 2011, from $49.2 million at December 31, 2010, primarily due to earnings for the 2011 period, offset in part by dividends paid to stockholders.

INDEX

RESULTS OF OPERATIONS

The following table shows selected financial results and ratios.

	Three Months Ended March 31,
	2011	2010
Net income	$690,232	$628,608

Average assets	451,668,232	456,276,867
Average stockholders equity	49,473,381	48,640,617

Return on assets	0.61%	0.55%

Return on equity	5.58%	5.17%

Efficiency ratio	75.67%	69.11%

Definitions of ratios:

Return on assets - annualized net income divided by average assets.
Return on equity - annualized net income divided by average stockholders equity.
Efficiency ratio - noninterest expense divided by the sum of noninterest income plus net interest income.

Net Income (Loss).  Net income increased by $62,000 to $690,000 for the quarter ended March 31, 2011, compared to net income of $629,000 for the quarter ended March 31, 2010.  The increase in net income was primarily due to a decrease in provision for loan losses, offset in part by a decrease in net interest income and an increase in noninterest expenses.

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

INDEX

Data for the three months ended March 31:

	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans	$334,558,557	$4,759,385	5.72%	$376,160,171	$5,553,110	5.94%
Securities available-for-sale	53,568,546	370,753	2.77%	27,979,694	221,556	3.17%
Investments in certificates of deposit	11,305,326	35,686	1.28%	644,710	2,248	1.41%
Interest-bearing cash	19,225,734	9,783	0.21%	21,922,317	10,872	0.20%
Total interest-earning assets	$418,658,163	$5,175,607	4.97%	$426,706,892	$5,787,786	5.45%
Noninterest-earning assets	33,010,069			29,569,975
Total assets	$451,668,232			$456,276,867

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$152,169,618	$315,676	0.84%	$117,147,812	$179,352	0.62%
Savings	31,406,321	10,403	0.13%	29,851,447	14,760	0.20%
Certificates of Deposit	151,906,364	889,419	2.37%	174,797,944	1,133,398	2.63%
Borrowed funds	42,583,333	390,615	3.72%	63,001,854	694,595	4.47%
Total interest-bearing liabilities	$378,065,636	$1,606,113	1.72%	$384,799,057	$2,022,105	2.13%
Noninterest-bearing liabilities	24,129,215			22,837,193
Total liabilities	$402,194,851			$407,636,250
Equity	49,473,381			48,640,617
Total liabilities and equity	$451,668,232			$456,276,867

Net interest income		$3,569,494			$3,765,681

Net interest rate spread			3.25%			3.32%
Net interest margin			3.41%			3.53%

Ratio of average interest-earnings assets to
average interest-bearing liabilities			110.74%			110.89%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest income before provision for loan losses decreased by $196,000, or 5.2%, to $3.6 million for the quarter ended March 31, 2011, from $3.8 million for the quarter ended March 31, 2010.  The decrease was primarily due to a decrease in net interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) and a decrease in the average balance of interest-earning assets, offset in part by a decrease in the average balance of interest-bearing liabilities.  The interest rate spread decreased to 3.25% for the quarter ended March 31, 2011, from 3.32% for the quarter ended March 31, 2010.  The decrease in interest rate spread reflects a decrease in the yield on interest-earning assets, offset in part by a decrease in cost of funds.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, a review of classified loans, a realistic determination of value and adequacy of underlying collateral, levels and trends of loan categories, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio.  The Company’s provision for loan losses was $300,000 and $800,000 for the quarters ended March 31, 2011 and 2010, respectively, representing a decrease of $500,000, or 62.5%.  The provision for loan loss for the three months ended March 31, 2011 was impacted in part by the overall reduction in the size of the loan portfolio and the identification of fewer new impaired loans.

INDEX

Noninterest Income.  The following table shows the changes in the components of noninterest income.

	Three Months Ended March 31,
	2011	2010	Change	Change %
Noninterest income:
Fees and service charges	$1,149,944	$1,076,762	$73,182	6.8%
Abstract fees	131,219	142,621	(11,402)	-8.0%
Mortgage banking income	116,059	112,187	3,872	3.5%
Loan prepayment fees	1,200	10,079	(8,879)	-88.1%
Other income:
Increase in CSV - BOLI	58,102	59,743	(1,641)	-2.7%
Investment and Insurance sales	163,942	170,895	(6,953)	-4.1%
Foreclosed real estate net earnings	(135,128)	(41,060)	(94,068)	229.1%
Rental income	121,819	121,657	162	0.1%
All other	26,933	11,713	15,220	129.9%
Total other income	$235,668	$322,948	$(87,280)	-27.0%

Total noninterest income	$1,634,090	$1,664,597	$(30,507)	-1.8%

Total noninterest income decreased by $31,000, or 1.8%, to $1.6 million for the quarter ended March 31, 2011, from $1.7 million for the quarter ended March 31, 2010.  Abstract fees decreased for the quarter primarily due to additional competition in our market. The decrease in other income was primarily related to an increase in net losses and expenses related to foreclosed real estate.  Fees and service charges increased for the quarter primarily due to an increase in interchange fees associated with demand deposit accounts, service fee income related to an increase in loans serviced by the Company and an increase in overdraft fees. Mortgage banking income increased for the quarter due to a slight increase in demand for loans originated for the secondary market.

Securities Gains (Losses).   There were no sales of securities for the three months ended March 31, 2011.  Gross security gains from the sales of securities of $7,652 were realized for the three months ended March 31, 2010. This realized gain was related to the sale of the mortgage bond mutual fund investment that the Company no longer holds.

INDEX

Noninterest Expense.  The following table shows the changes in the components of noninterest expense.

	Three Months Ended March 31,
	2011	2010	Change	Change %
Noninterest expense:
Compensation and employee benefits	$1,879,448	$1,889,859	$(10,411)	-0.6%
Premises and equipment	504,805	501,090	3,715	0.7%
Data processing	193,452	213,123	(19,671)	-9.2%
FDIC insurance expense	143,811	143,817	(6)	0.0%
Foreclosed real estate impairment	71,538	9,958	61,580	618.4%
Other expense:
Advertising and promotions	85,624	66,508	19,116	28.7%
Professional fees	172,058	142,050	30,008	21.1%
Printing, postage, and supplies	118,385	92,798	25,587	27.6%
Checking account charges	66,600	82,914	(16,314)	-19.7%
Insurance	37,752	42,750	(4,998)	-11.7%
OTS general assessment	32,197	34,329	(2,132)	-6.2%
Telephone	34,907	32,571	2,336	7.2%
Apartment operating costs	95,447	89,836	5,611	6.2%
Employee costs	56,612	42,622	13,990	32.8%
ATM expense	162,127	145,842	16,285	11.2%
All other	282,689	222,755	59,934	26.9%
Total other expense	$1,144,398	$994,975	$149,423	15.0%

Total noninterest expense	$3,937,452	$3,752,822	$184,630	4.9%

Total noninterest expense increased by $185,000, or 4.9%, to $3.9 million for the quarter ended March 31, 2011, from $3.8 million for the quarter ended March 31, 2010.  The increase in foreclosed real estate impairment was primarily a result of further deterioration of foreclosed real estate values indicated by updated appraisals.  The increase in other expenses was primarily due to increases in legal fees related to loan collection and other corporate matters, an increase in postage and office supplies and advertising costs associated with the timing of targeted advertising campaigns. Compensation and employee benefits decreased due to a decrease in the number of full time equivalent employees, offset in part by an increase in pension plan expense.

Income Taxes.  Provision for income taxes increased by $19,000, or 7.6%, to $276,000 for the quarter ended March 31, 2011, compared to $257,000 for the quarter ended March 31, 2010.  The increase in income taxes was primarily due to an increase in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business growth.  The Company’s principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $40.7 million as of March 31, 2011, compared with $20.6 million as of December 31, 2010. The Company had additional borrowing capacity available from the FHLB of approximately $96.4 million at March 31, 2011.  In addition, the Company had $5.0 million in borrowing capacity available through lines of credit with correspondent banks as of March 31, 2011.  The Company had not drawn on any of these lines of credit as of March 31, 2011.  Net cash from continuing operating activities contributed $1.7 million and $2.1 million to liquidity for the three months ended March 31, 2011 and 2010, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at March 31, 2011.

INDEX

On January 9, 2009, the Company completed the issuance of $10.2 million of our Series A Preferred Stock and the Warrant under the TARP-CPP. Although the Bank would have remained “well capitalized” without these funds, this new equity investment increased the capacity to support economic activity and growth in each of the communities served by the Bank through responsible lending.

On February 15, 2011, the Company paid an aggregate cash dividend of $127,500 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the United Stated Department of the Treasury.  On February 25, 2011, the Company declared a cash dividend of $0.01 per common share on its common stock, which was paid on April 1, 2011 to stockholders of record as of March 11, 2011.

During the first quarter of 2011, macro-economic conditions and the challenging economic environment continued to impact liquidity and credit quality across the financial markets.  While the recession has impacted the local economies in which the Company operates and holds out-of-state real estate loans, our liquidity position and capital resources remain strong and the Company anticipates that it will have sufficient funds to meet its current funding commitments.

The OTS requires the Bank to meet minimum tangible, leverage (core) and risk-based capital requirements.  As of March 31, 2011, the Bank exceeded all of its regulatory capital requirements.  The Bank’s required and actual capital levels as of March 31, 2011 and December 31, 2010 were as follows:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000's)		(000's)		(000's)
As of March 31, 2011:
Total Capital (to risk-weighted assets)	$50,620	17.3%	$23,382	8.0%	$29,227	10.0%
Tier I Capital (to risk-weighted assets)	46,997	16.1	11,691	4.0	17,536	6.0
Tier I (Core) Capital (to adjusted assets)	46,997	10.2	18,367	4.0	22,959	5.0
Tangible Capital (to adjusted assets)	46,997	10.2	6,888	1.5	-	-

As of December 31, 2010:
Total Capital (to risk-weighted assets)	$50,029	16.5%	$24,194	8.0%	$30,242	10.0%
Tier I Capital (to risk-weighted assets)	46,278	15.3	12,097	4.0	18,145	6.0
Tier I (Core) Capital (to adjusted assets)	46,278	10.2	18,096	4.0	22,620	5.0
Tangible Capital (to adjusted assets)	46,278	10.2	6,786	1.5	-	-

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

No material changes in the Company’s off-statement of financial condition arrangements occurred during the three months ended March 31, 2011.

INDEX

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there has been no material changes in the quantitative and qualitative information about market risk provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Please see the Company’s 2010 Annual Report on Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

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

INDEX

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

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       NORTH CENTRAL BANCSHARES, INC.

Date: May 11, 2011	BY: /s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: May 11, 2011	BY: /s/ Jane M. Funk
Jane M. Funk, Chief Financial Officer and Treasurer