Form 10-Q
period 2011-08-01
NORTH CENTRAL BANCSHARES INC
filed 2011-08-09
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                                    June 30, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2011
Common Stock, $.01 par value	1,355,073

NORTH CENTRAL BANCSHARES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

Cash and due from banks:
Interest-bearing	$8,882,679	$13,563,234
Noninterest-bearing	6,469,119	7,040,574
Total cash and due from banks	15,351,798	20,603,808
Investments in certificates of deposit	8,359,000	12,689,000
Securities available-for-sale	71,537,150	48,435,771
Federal Home Loan Bank stock, at cost	2,199,100	3,017,200

Loans receivable	320,921,205	340,607,428
Allowance for loan losses	(5,872,458)	(6,146,861)
Loans receivable, net	315,048,747	334,460,567

Loans held for sale	1,245,214	332,178
Accrued interest receivable	1,672,761	1,754,292
Foreclosed real estate	1,892,247	4,586,399
Premises and equipment, net	11,457,323	11,498,583
Rental real estate	2,089,405	2,144,400
Title plant	671,704	671,704
Deferred taxes	1,492,210	2,151,594
Bank-owned life insurance	5,905,466	5,787,864
Prepaid FDIC assessment	1,114,376	1,353,121
Prepaid expenses and other assets	2,592,697	2,777,185

Total assets	$442,629,198	452,263,666

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$357,567,252	$349,832,904
Borrowed funds	30,250,000	49,250,000
Advances from borrowers for taxes and insurance	1,897,537	1,828,430
Accrued expenses and other liabilities	2,101,143	2,177,042

Total liabilities	391,815,932	403,088,376

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 3,000,000
shares; 10,200 shares were issued and outstanding	10,147,152	10,137,381
Common stock, $.01 par value, authorized 15,500,000
shares; at June 30, 2011 and at December 31,
2010 1,355,073 and 1,351,448 shares were
issued and outstanding, respectively	13,519	13,502
Additional paid-in capital	18,095,558	18,066,437
Retained earnings, substantially restricted	21,993,503	21,047,295
Accumulated other comprehensive income (loss)	563,534	(89,325)

Total stockholders' equity	50,813,266	49,175,290

Total liabilities and stockholders' equity	$442,629,198	$452,263,666

See Notes to Consolidated Financial Statements.

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest income:
Loans receivable	$4,599,448	$5,294,291	$9,358,833	$10,847,401
Securities and cash deposits	520,441	299,544	936,663	534,220
	5,119,889	5,593,835	10,295,496	11,381,621

Interest expense:
Deposits	1,217,718	1,357,456	2,433,216	2,684,966
Borrowed funds	305,464	606,998	696,079	1,301,593
	1,523,182	1,964,454	3,129,295	3,986,559

Net interest income	3,596,707	3,629,381	7,166,201	7,395,062

Provision for loan losses	485,000	1,610,000	785,000	2,410,000
Net interest income after provision for loan losses	3,111,707	2,019,381	6,381,201	4,985,062

Noninterest income:
Fees and service charges	1,230,721	1,216,101	2,380,665	2,292,863
Abstract fees	152,286	164,063	283,505	306,684
Mortgage banking income	108,008	128,768	224,067	240,955
Loan prepayment fees	12,255	17,125	13,455	27,204
Other income	336,286	348,250	571,954	671,198

Total noninterest income	1,839,556	1,874,307	3,473,646	3,538,904

Investment securities gains, net:
Total other-than-temporary impairment losses	-	-	-	-
Portion of loss recognized in other comprehensive
income (loss) before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	-
Realized securities gains, net	30,041	-	30,041	7,652
Total securities gains, net	30,041	-	30,041	7,652

Noninterest expense:
Compensation and employee benefits	1,910,907	1,879,873	3,790,355	3,769,732
Premises and equipment	442,981	484,335	947,786	985,425
Data processing	239,448	229,857	432,900	442,980
FDIC insurance expense	114,261	140,013	258,072	283,830
Foreclosed real estate impairment	317,633	306,500	389,171	316,458
Other expenses	1,314,562	1,162,526	2,458,960	2,157,501

Total noninterest expense	4,339,792	4,203,104	8,277,244	7,955,926

Income (loss) before income taxes	641,512	(309,416)	1,607,644	575,692

Provision for (benefit from) income taxes	93,700	(180,400)	369,600	76,100

Net income (loss)	$547,812	$(129,016)	$1,238,044	$499,592

Preferred stock dividends and accretion of discount	$132,417	$132,169	$264,771	$264,278

Net income (loss) available to common stockholders	$415,395	$(261,185)	$973,273	$235,314

Basic earnings (loss) per share	$0.31	$(0.19)	$0.72	$0.17

Dilluted earnings (loss) per share	$0.31	$(0.19)	$0.72	$0.17

Dividends declared per common share	$0.01	$0.01	$0.02	$0.02

See Notes to Consolidated Financial Statements.

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2010 and 2011
(Unaudited)

						Accumulated
				Additional		Other	Total
	Comprehensive	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Income	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2010		$10,118,581	$13,471	$18,009,468	$19,924,798	$212,500	$48,278,818
Comprehensive income:
Net income	$499,592	-	-	-	499,592	-	499,592
Other comprehensive income, net of
reclassification adjustment and tax	102,984	-	-	-	-	102,984	102,984
Total comprehensive income	$602,576
Dividends on preferred stock		-	-	-	(255,000)	-	(255,000)
Dividends on common stock		-	-	-	(26,999)	-	(26,999)
Employee stock-based compensation		-	16	28,876	-	-	28,892
Accretion of discount on preferred stock		9,278	-	-	(9,278)	-	-
Balance, June 30, 2010		$10,127,859	$13,487	$18,038,344	$20,133,113	$315,484	$48,628,287

Balance, January 1, 2011		$10,137,381	$13,502	$18,066,437	$21,047,295	$(89,325)	$49,175,290
Comprehensive income:
Net income	$1,238,044	-	-	-	1,238,044	-	1,238,044
Other comprehensive income, net of
reclassification adjustment and tax	652,859	-	-	-	-	652,859	652,859
Total comprehensive income	$1,890,903
Dividends on preferred stock		-	-	-	(255,000)	-	(255,000)
Dividends on common stock		-	-	-	(27,065)	-	(27,065)
Employee stock-based compensation		-	17	29,121	-	-	29,138
Accretion of discount on preferred stock		9,771	-	-	(9,771)	-	-
Balance, June 30, 2011		$10,147,152	$13,519	$18,095,558	$21,993,503	$563,534	$50,813,266

See Notes to Consolidated Financial Statements

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,238,044	$499,592
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	785,000	2,410,000
Depreciation	427,646	472,129
Amortization and accretion	151,284	119,743
Deferred taxes	271,000	(842,000)
Stock-based compensation	29,138	28,892
(Gain) on sale of foreclosed real estate and loans, net	(198,747)	(218,262)
Write-down of other real estate owned	389,171	316,458
(Gain) on sale of investments	(30,041)	(7,652)
Increase in value of bank-owned life insurance	(117,602)	(120,954)
Proceeds from sales of loans held-for-sale	11,279,268	12,921,766
Originations of loans held-for-sale	(11,968,237)	(13,570,578)
Change in assets and liabilities:
Accrued interest receivable	81,531	80,009
Prepaid expenses and other assets	413,521	397,569
Accrued expenses and other liabilities	(98,217)	(1,018,013)

Net cash provided by operating activities	2,652,759	1,468,699

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	17,654,739	19,100,759
Purchase of investments in certificates of deposit	(1,988,000)	(11,994,000)
Proceeds from maturities on investments in certificates of deposits	6,318,000	-
Purchase of securities available-for-sale	(29,038,448)	(19,480,946)
Proceeds from sale of securities available-for-sale	1,177,250	207,732
Proceeds from maturities and calls of securities available-for-sale	5,711,092	3,669,678
Proceeds from redemption of Federal Home Loan Bank stock	818,100	626,000
Purchase of premises, equipment and rental real estate	(325,891)	(248,549)
Net proceeds from sale of foreclosed real estate	3,260,513	679,937

Net cash provided by (used in) investing activities	3,587,355	(7,439,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,734,348	9,727,456
Net increase in advances from borrowers for taxes
and insurance	69,107	64,201
Payments of other borrowed funds	(19,000,000)	(12,000,000)
Common and preferred dividends paid	(295,579)	(281,969)

Net cash (used in) financing activities	(11,492,124)	(2,490,312)

Net decrease in cash	(5,252,010)	(8,461,002)

CASH AND DUE FROM BANKS
Beginning	20,603,808	21,766,170
Ending	$15,351,798	$13,305,168

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)	Six Months Ended
	June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$3,201,820	$4,065,375
Income taxes	6,121	1,197,213

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$950,520	$1,793,962

See Notes to Consolidated Financial Statements.

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The consolidated financial statements for the three and six month periods ended June 30, 2011 and 2010 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Effective June 29, 2011, First Federal Savings Bank of Iowa (Bank) received regulatory approval from the Iowa Division of Banking and completed its conversion to a state-chartered commercial bank from a federally-chartered stock savings bank.  In connection with the conversion of the Bank, the Company also received approval from the Board of Governors of the Federal Reserve System and completed a reorganization to a bank holding company from a savings and loan holding company.  The Federal Reserve Bank of Chicago has also since approved the Bank’s application for membership in the Federal Reserve System.

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

INDEX

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

2.           EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings per common share reflects the potential dilution that would occur if the Company’s outstanding stock options and warrants were exercised and converted into common stock and the Company’s outstanding restricted stock was vested.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding stock options and warrants are exercised.  The incremental shares issuable upon exercise of the stock options and warrants, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010 is presented below.

INDEX

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic earnings per common share:
Net Income (loss)	$547,812	$(129,016)	$1,238,044	$499,592
Preferred stock dividends and accretion of discount	132,417	132,169	264,771	264,278
Net income (loss) available to common stockholders	$415,395	$(261,185)	$973,273	$235,314
Weighted average common shares outstanding - basic	1,350,223	1,346,906	1,349,092	1,345,933
Basic earnings (loss) per common share	$0.31	$(0.19)	$0.72	$0.17

Diluted earnings (loss) per common share:
Net income (loss) available to common stockholders	415,395	(261,185)	973,273	235,314
Weighted average common shares outstanding - basic	1,350,223	1,346,906	1,349,092	1,345,933
Effect of dilutive securities:
Stock Options(1)(2)	-	-	-	-
Restricted Stock(2)	4,014	-	3,758	3,659
Common stock warrant(2)	6,546	-	6,315	4,228
Total diluted average common shares issued and	1,360,783	1,346,906	1,359,165	1,353,820
outstanding
Diluted earnings (loss) per common share	$0.31	$(0.19)	$0.72	$0.17

1For the three months ending June 30, 2011 and six months ending June 30, 2011 and 2010, outstanding options to purchase common stock totaled 50,700 and 65,200, respectively. These options were not dilutive because the exercise price of the options exceeded the average closing price for the Company's common stock.
2For the three months ending June 30, 2010, options to purchase 62,500 shares of common stock, 3,500 shares of restricted stock and 99,157 shares of common stock warrants were not dilutive due to a net loss for the quarter.

3.           SECURITIES

Securities available-for-sale as of June 30, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
State and local obligations	$9,060,630	$114,299	$(255,325)	$8,919,604
Mortgage-backed securities(1)	20,143,818	417,638	(49,399)	20,512,057
Collateralized mortgage obligations (1)	29,430,129	551,769	(13,833)	29,968,065
Corporate bonds	3,366,739	35,077	(338)	3,401,478
U.S. Government agencies	8,637,055	98,891	-	8,735,946
Total	$70,638,371	$1,217,674	$(318,895)	$71,537,150

Securities available-for-sale as of December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
State and local obligations	$5,103,472	$25,888	$(139,697)	$4,989,663
Mortgage-backed securities (1)	13,735,714	290,895	(163,780)	13,862,829
Collateralized mortgage obligations (1)	19,469,375	59,302	(240,553)	19,288,124
Corporate bonds	1,622,912	-	(21,676)	1,601,236
U.S. Government agencies	8,646,763	93,659	(46,503)	8,693,919
Total	$48,578,236	$469,744	$(612,209)	$48,435,771

(1) All mortgage backed securities and collateralized mortgage obligations consist of securities issued by FNMA, FHLMC or GNMA and are backed by residential mortgage loans.

INDEX

Gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2011 and December 31, 2010, are summarized as follows:

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$5,254,837	$(255,325)	$-	$-	$5,254,837	$(255,325)
Mortgage-backed securities	3,624,464	(49,399)	-	-	3,624,464	(49,399)
Collateralized mortgage obligations	1,810,800	(13,833)	-	-	1,810,800	(13,833)
Corporate bonds	764,228	(338)	-	-	764,228	(338)
Total	$11,454,329	$(318,895)	$-	$-	$11,454,329	$(318,895)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$3,096,965	$(139,697)	$-	$-	$3,096,965	$(139,697)
Mortgage-backed securities	5,810,547	(163,780)	-	-	5,810,547	(163,780)
Collateralized mortgage obligations	12,776,228	(240,553)	-	-	12,776,228	(240,553)
Corporate bonds	1,601,236	(21,676)	-	-	1,601,236	(21,676)
U.S. Government agencies	1,577,870	(46,503)	-	-	1,577,870	(46,503)
Total	$24,862,846	$(612,209)	$-	$-	$24,862,846	$(612,209)

The total number of securities in the investment portfolio in an unrealized loss position at June 30, 2011 was 33 compared to 35 at December 31, 2010.  The Company conducts quarterly reviews to identify and evaluate each investment that has an unrealized loss.  The unrealized losses for the above investment securities are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.  The review takes into consideration the intent of the Company to not sell the security or whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery, as well as other qualitative factors.

The amortized cost and fair value of debt securities as of June 30, 2011 by contractual maturity is shown below.  Certain securities have call features, which allow the issuer to call the security prior to maturity.  Maturities may differ from contractual maturities in mortgage-backed securities and collateralized mortgage obligations because the mortgage underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Debt Securities Available-for-Sale
	June 30, 2011
	Amortized
	Cost	Fair Value

Due in one year or less	$95,000	$93,637
Due from one to five years	10,894,033	10,996,444
Due from five to ten years	5,247,132	5,271,416
Due after ten years	4,828,259	4,695,531
Mortgage-backed securities and
collateralized mortgage obligations	49,573,947	50,480,122
	$70,638,371	$71,537,150

INDEX

Gross security gains from the sale of securities was $30,041 for the three and six months ended June 30, 2011 compared to gross security gains from the sale of securities of none and $7,652 for the three and six months ended June 30, 2010.  There were no losses on the sales of securities during the reporting periods.

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

The components of other comprehensive income, presented net of taxes for the six months ended June 30, 2011 and 2010, are as follows:

	Six Months Ended June 30,
	2011	2010
Other comprehensive income:

Securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding gain arising during the period	$-	$851
(Gain) recognized in earnings	-	(7,652)
Net unrealized gain on securities with other-than-temporary impairment before tax expense	-	(6,801)
Tax expense	-	-
Net unrealized (losses) on securities with other-than-temporary impairment, net of tax in other
comprehensive income (loss)	-	(6,801)

Other securities:
Unrealized holding gains arising during the period	1,071,284	175,095
Realized net (gains) recognized into net income	(30,041)	-
Net unrealized gains on other securities before tax (expense)	1,041,243	175,095
Tax (expense)	(388,384)	(65,310)
Net unrealized gains on other securities, net of tax in other comprehensive income	652,859	109,785
Total other comprehensive income	$652,859	$102,984

INDEX

5.           LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at June 30, 2011 and December 31, 2010 are summarized as follows:

	June 30, 2011	December 31, 2010
First mortgage loans:
Secured by:
One-to four-family residences	$136,088,957	$141,061,321
Multifamily properties	54,843,887	57,461,170
Commercial properties	62,765,758	69,253,792
Construction and land development loans	3,091,562	4,193,756
Total first mortgage loans	256,790,164	271,970,039

Consumer loans:
Automobile	13,420,343	13,548,710
Second mortgage	48,405,196	51,349,053
Other	4,091,681	4,282,717
Total consumer loans	65,917,220	69,180,480

Total loans	322,707,384	341,150,519

Undisbursed portion of construction loans	(1,421,434)	(295,609)
Unearned premiums, net	(33,918)	83,528
Net deferred loan origination fees	(330,827)	(331,010)
	$320,921,205	$340,607,428

Activity in the allowance for loan losses by segment for the three and six months ended June 30, 2011 is summarized in the following table.

	For the Three Months Ended June 30, 2011
	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	1-4 Family Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning balance	$2,490,162	$289,260	$870,437	$1,015,455	$1,575,760	$6,241,074
Charge-offs	(271,687)	-	(278,387)	(26,250)	(283,907)	(860,231)
Recoveries	-	-	-	-	6,615	6,615
Provisions	313,259	(11,898)	(19,545)	28,674	174,510	485,000
Ending balance	$2,531,734	$277,362	572,505	$1,017,879	$1,472,978	$5,872,458

	For the Six Months Ended June 30, 2011
	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	1-4 Family Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning balance	$2,555,094	$354,911	$803,850	$1,009,630	$1,423,376	$6,146,861
Charge-offs	(372,810)	(70,000)	(278,387)	(41,205)	(309,256)	(1,071,658)
Recoveries	-	-	-	127	12,128	12,255
Provisions	349,450	(7,549)	47,042	49,327	346,730	785,000
Ending balance	$2,531,734	$277,362	$572,505	$1,017,879	$1,472,978	$5,872,458

INDEX

Activity in the allowance for loan losses for the three and six months ended June 30, 2010 is summarized as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2010	2010

Balance at beginning of period	$7,760,897	$7,170,595
Charge-offs	(379,781)	(593,975)
Recoveries	1,600	6,096
Provision charged to operations	1,610,000	2,410,000
Balance at end of period	$8,992,716	$8,992,716

The following table presents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	1-4 Family Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$1,080,843	$151,600	$-	$135,250	$208,132	$1,575,825
Collectively evaluated for impairment	1,450,891	125,762	572,505	882,629	1,264,846	4,296,633
Total ending allowance balance	$2,531,734	277,362	572,505	1,017,879	$1,472,978	$5,872,458

Loans:
Individually evaluated for impairment	$8,580,917	$2,767,333	$-	$5,300,853	$860,026	$17,509,129
Collectively evaluated for impairment	54,184,841	324,229	54,843,887	130,788,104	65,057,194	305,198,255
Total ending allowance balance	$62,765,758	$3,091,562	$54,843,887	$136,088,957	$65,917,220	$322,707,384

	December 31, 2010
	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	1-4 Family Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$1,121,500	$237,000	$201,500	$85,111	$115,683	$1,760,794
Collectively evaluated for impairment	1,433,594	117,911	602,350	924,519	1,307,693	4,386,067
Total ending allowance balance	$2,555,094	$354,911	$803,850	$1,009,630	$1,423,376	$6,146,861

Loans:
Individually evaluated for impairment	$12,194,848	$3,301,345	$1,558,628	$5,167,369	$607,064	$22,829,254
Collectively evaluated for impairment	57,058,944	892,411	55,902,542	135,893,952	68,573,416	318,321,265
Total ending allowance balance	$69,253,792	$4,193,756	$57,461,170	$141,061,321	$69,180,480	$341,150,519

INDEX

The following table summarizes the recorded investment in impaired loans by segment, including loans for which no impairment is recorded, loans for which an impairment is recorded, and the resulting allowance for the impairment by segment as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
Commercial Real Estate	$510,248	$510,248	$-	$1,584,352	$1,852,852	$-
Construction and Land Development	892,017	2,962,017	-	892,017	2,962,017	-
Multi-Family Real Estate	-	-	-	-	-	-
1-4 Family Residential Real Estate	4,348,861	4,572,492	-	4,560,823	4,872,752	-
Consumer	484,631	484,631	-	433,793	442,786	-
With an allowance recorded:
Commercial Real Estate	8,070,669	8,070,669	1,080,843	10,610,496	10,610,496	1,121,500
Construction and Land Development	1,875,316	1,875,316	151,600	2,409,328	2,409,328	237,000
Multi-Family Real Estate	-	-	-	1,558,628	1,558,628	201,500
1-4 Family Residential Real Estate	951,992	951,992	135,250	606,546	606,546	85,111
Consumer	375,395	375,395	208,132	173,271	173,271	115,683
Total:
Commercial Real Estate	8,580,917	8,580,917	1,080,843	12,194,848	12,463,348	1,121,500
Construction and Land Development	2,767,333	4,837,333	151,600	3,301,345	5,371,345	237,000
Multi-Family Real Estate	-	-	-	1,558,628	1,558,628	201,500
1-4 Family Residential Real Estate	5,300,853	5,524,484	135,250	5,167,369	5,479,298	85,111
Consumer	860,026	860,026	208,132	607,064	616,057	115,683
	$17,509,129	$19,802,760	$1,575,825	$22,829,254	$25,488,676	$1,760,794

The following table summarizes the average balances and interest income recognized related to impaired loans for the six months ended June 30, 2011.

	Average Balance	Interest Income
Commercial Real Estate	$10,331,802	$237,602
Construction and Loan Development	2,857,988	-
Multi-Family Real Estate	779,314	-
1-4 Family Residential Real Estate	5,190,938	139,239
Consumer	941,855	23,267
	$20,101,897	$400,108

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

INDEX

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

The following table summarizes the recorded investment in loan segments by credit quality indicator as of June 30, 2011 and December 31, 2010.  Past due status is reported as of June 30, 2011 and December 31, 2010.  Internal classification ratings reflect the most recent classification assigned generally based on an annual review.

Commercial Loans
Credit risk profile by internally assigned grade

	June 30, 2011				December 31, 2010
	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	Total	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	Total
Grade:
Pass	$47,121,335	$324,229	$51,050,837	$98,496,401	$53,092,384	$892,411	$53,291,156	$107,275,951
Watch	6,590,308	-	3,793,050	10,383,358	3,966,560	-	2,611,386	6,577,946
Special Mention	473,198	-	-	473,198	-	-	-	-
Substandard	7,500,074	2,615,733	-	10,115,807	11,073,348	3,064,345	1,357,128	15,494,821
Doubtful	1,080,843	151,600	-	1,232,443	1,121,500	237,000	201,500	1,560,000
	$62,765,758	$3,091,562	$54,843,887	$120,701,207	$69,253,792	$4,193,756	$57,461,170	$130,908,718

Residential Real Estate and Consumer Loans
Credit risk profile based on delinquency status

	June 30, 2011				December 31, 2010
	1-4 Family Residential Real Estate	Second Mortgage	Other Consumer Loans	Total	1-4 Family Residential Real Estate	Second Mortgage	Other Consumer Loans	Total
Current	$131,463,843	$47,558,068	$17,172,949	$196,194,860	$137,430,650	$50,136,653	$17,590,417	$205,157,720
Past due 30-89 days	2,438,477	313,040	281,675	3,033,192	1,473,094	786,900	203,341	2,463,335
Past due 90 days and greater	2,186,637	534,088	57,400	2,778,125	2,157,577	425,500	37,669	2,620,746
	$136,088,957	$48,405,196	$17,512,024	$202,006,177	$141,061,321	$51,349,053	$17,831,427	$210,241,801

INDEX

An aging analysis of the recorded investment in loans by segment at June 30, 2011 and December 31, 2010 is summarized as follows.

	30-89 Days	90 Days Past Due
	Past Due	and Greater	Total Past Due	Current	Total
June 30, 2011
Commercial Loans:
Commercial Real Estate	$1,855,149	$179,773	$2,034,922	$60,730,836	$62,765,758
Construction and Land Development	-	1,620,394	1,620,394	1,471,168	3,091,562
Multi-Family Real Estate	-	-	-	54,843,887	54,843,887
1-4 Family Residential Real Estate	2,438,477	2,186,637	4,625,114	131,463,843	136,088,957
Consumer:
Second mortgage	313,040	534,088	847,128	47,558,068	48,405,196
Other consumer loans	281,675	57,400	339,075	17,172,949	17,512,024
	$4,888,341	$4,578,292	$9,466,633	$313,240,751	$322,707,384

December 31, 2010
Commercial Loans:
Commercial Real Estate	$-	$440,193	$440,193	$68,813,599	$69,253,792
Construction and Land Development	-	1,411,752	1,411,752	2,782,004	4,193,756
Multi-Family Real Estate	373,518	1,558,628	1,932,146	55,529,024	57,461,170
1-4 Family Residential Real Estate	1,473,094	2,157,577	3,630,671	137,430,650	141,061,321
Consumer:
Second mortgage	786,900	425,500	1,212,400	50,136,653	51,349,053
Other consumer loans	203,341	37,669	241,010	17,590,417	17,831,427
	$2,836,853	$6,031,319	$8,868,172	$332,282,347	$341,150,519

Nonaccrual loans at June 30, 2011 and December 31, 2010 by segment are summarized below:

	June 30, 2011	December 31, 2010
Commercial Loans:
Commercial Real Estate	$332,822	$5,408,650
Construction and Land Development	2,767,333	1,679,839
Multi-Family Real Estate	-	1,558,628
1-4 Family Residential Real Estate	2,437,212	2,459,406
Consumer:
Second mortgage	534,089	425,500
Other consumer loans	57,400	37,669
	$6,128,856	$11,569,692

The Company had loans renegotiated in troubled debt restructurings of $15.1 million as of June 30, 2011, of which $3.1 million were included in nonaccrual loans and $12.0 million were on accrual status. The Company had loans renegotiated in troubled debt restructurings of $17.4 million as of December 31, 2010, of which $5.2 million were included in nonaccrual loans and $12.2 million were on accrual status.

6.           FAIR VALUE

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at June 30, 2011 or December 31, 2010.  The Company’s securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as other real estate owned and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

Fair value measurements for assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at June 30, 2011

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Debt securities:
State and local obligations	$-	$8,919,604	$-	$8,919,604
Mortgage-backed securities	-	20,512,057	-	20,512,057
Collateralized mortgage obligations	-	29,968,065	-	29,968,065
Corporate bonds	3,401,478	-	-	3,401,478
U.S. Government agencies	-	8,735,946	-	8,735,946
Total securities available-for-sale	$3,401,478	$68,135,672	$-	$71,537,150

	Fair Value Measurements at December 31, 2010

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale
State and local obligations	$-	$4,989,663	$-	$4,989,663
Mortgage-backed securities	-	13,862,829	-	13,862,829
Collateralized mortgage obligations	-	19,288,124	-	19,288,124
Corporate bonds	1,601,236	-	-	1,601,236
U.S. Government agencies	-	8,693,919	-	8,693,919
Total securities available-for-sale	$1,601,236	$46,834,535	$-	$48,435,771

When available, quoted market prices are used to determine the fair value on investment securities and such items are classified within Level 1 of the fair value hierarchy.  Examples include equity securities, U.S. Treasury securities and certain corporate bonds. For other securities, the Company determines fair value based on various sources and may apply matrix pricing with observable prices for similar bonds where a price for the identical bond is not observable.  Securities measured at fair value by such methods are classified as Level 2. The fair values of Level 2 securities are determined by matrix pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers, and live trading systems.  Certain securities are not valued based on observable inputs and are, therefore, classified as Level 3.  The fair value of these securities is based on management’s best estimates.  The Company’s policy is to recognize transfer between levels at the end of each reporting period, if applicable.  There were no transfers between levels during the six months ended June 30, 2011.

INDEX

Fair value measurements for assets measured at fair value on a non-recurring basis were as follows:

	Fair Value Measurements at June 30, 2011

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$-	$-	$9,697,547	$9,697,547
Foreclosed real estate	-	-	1,892,247	1,892,247
Total	$-	$-	$11,589,794	$11,589,794

	Fair Value Measurements at December 31, 2010

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$-	$-	$13,597,475	$13,597,475
Foreclosed real estate	-	-	4,586,399	4,586,399
Total	$-	$-	$18,183,874	$18,183,874

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

Commitments to extend credit:  The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.  At June 30, 2011 and December 31, 2010 the carrying amount and fair value of the commitments were not significant.

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(nearest 000)		(nearest 000)
Financial assets:
Cash and due from banks	$15,351,798	$15,352,000	$20,603,808	$20,604,000
Investments in certificates of deposit	8,359,000	8,359,000	12,689,000	12,689,000
Securities available-for-sale	71,537,150	71,537,000	48,435,771	48,436,000
FHLB stock	2,199,100	2,199,000	3,017,200	3,017,000
Loans, net	315,048,747	323,582,000	334,460,567	341,055,000
Loans held for sale	1,245,214	1,245,000	332,178	332,000
Accrued interest receivable	1,672,761	1,673,000	1,754,292	1,754,000
Financial liabilities:
Deposits	357,567,252	360,746,000	349,832,904	353,328,000
Borrowed funds	30,250,000	31,397,000	49,250,000	51,118,000
Accrued interest payable	89,509	90,000	162,034	162,000

7.           OPERATING SEGMENTS

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker.  The Company has determined that it has two reportable segments:  a traditional banking segment and a nonbank segment.  The traditional banking segment consists of the Company’s banking subsidiary, First Federal Savings Bank of Iowa (the “Bank”), and the holding company.  Following its recent conversion from a federal savings bank to an Iowa state chartered bank, the Bank operates as a state commercial bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The nonbank segment, which is set forth under the caption “All Others” below, consists of the operations of the subsidiaries under the Bank, and includes real estate abstracting services, insurance and investment services, and ownership of low-income housing tax credit apartment complexes.

Transactions between affiliates, the resulting revenues of which are shown in the inter-segment revenue category, are conducted at market prices that would be paid if the companies were not affiliates.

INDEX

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$5,119,889	$-	$5,119,889	$10,295,496	$-	$10,295,496
Interest expense	1,496,255	26,927	1,523,182	3,075,153	54,142	3,129,295
Net interest income (loss)	3,623,634	(26,927)	3,596,707	7,220,343	(54,142)	7,166,201
Provision for loan losses	485,000	-	485,000	785,000	-	785,000
Net interest income (loss) after
provision for loan losses	3,138,634	(26,927)	3,111,707	6,435,343	(54,142)	6,381,201
Noninterest income	1,381,638	457,918	1,839,556	2,620,528	853,118	3,473,646
Securities gains, net	30,041	-	30,041	30,041	-	30,041
Noninterest expense	3,922,732	417,060	4,339,792	7,450,764	826,480	8,277,244
Income (loss) before income taxes	627,581	13,931	641,512	1,635,148	(27,504)	1,607,644
Provision for income taxes	77,800	15,900	93,700	357,900	11,700	369,600
Net income (loss)	$549,781	$(1,969)	$547,812	$1,277,248	$(39,204)	$1,238,044
Inter-segment revenue (expense)	$130,910	$(130,910)	$-	$275,060	$(275,060)	$-
Total assets	$439,077,280	$3,551,918	$442,629,198	$439,077,280	$3,551,918	$442,629,198
Total deposits	$357,567,252	$-	$357,567,252	$357,567,252	$-	$357,567,252

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$5,593,835	$-	$5,593,835	$11,381,621	$-	$11,381,621
Interest expense	1,936,416	28,038	1,964,454	3,930,453	56,106	3,986,559
Net interest income (loss)	3,657,419	(28,038)	3,629,381	7,451,168	(56,106)	7,395,062
Provision for loan losses	1,610,000	-	1,610,000	2,410,000	-	2,410,000
Net interest income (loss) after
provision for loan losses	2,047,419	(28,038)	2,019,381	5,041,168	(56,106)	4,985,062
Noninterest income	1,434,207	440,100	1,874,307	2,675,150	863,754	3,538,904
Securities gains, net	-	-	-	7,652	-	7,652
Noninterest expense	3,778,573	424,531	4,203,104	7,102,370	853,556	7,955,926
Income (loss) before taxes	(296,947)	(12,469)	(309,416)	621,600	(45,908)	575,692
Provision for income taxes	(183,400)	3,000	(180,400)	80,300	(4,200)	76,100
Net income	$(113,547)	$(15,469)	$(129,016)	$541,300	$(41,708)	$499,592
Inter-segment revenue (expense)	$177,922	$(177,922)	$-	$353,196	$(353,196)	$-
Total assets	$448,496,463	$3,633,269	$452,129,732	$448,496,463	$3,633,269	$452,129,732
Total deposits	$344,540,516	$-	$344,540,516	$344,540,516	$-	$344,540,516

8.           CURRENT ACCOUNTING DEVELOPMENTS

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

INDEX

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

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which amended guidance clarifying for creditors which restructured loans are considered TDR.  To qualify as a TDR, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulty.  The amended guidance is effective for public companies for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial position.

In June 2011, FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company is evaluating its timing of adoption of ASU 2011-05.

9.           SUBSEQUENT EVENT

Subsequent events have been evaluated through the date financial statements included herein are filed with the Securities and Exchange Commission.  Through that date, there were no events requiring recognition or disclosure.

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

INDEX

Overview

The purpose of this overview is to provide a summary of the items management focuses on when evaluating the condition of the Company and its success in implementing its business and shareholder value strategies. The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and independent community oriented commercial bank.  The Company’s shareholder value strategy has three major themes: (1) enhancing shareholders’ value; (2) making its banking franchise more valuable; and (3) efficiently utilizing its capital.

Management believes the following were important factors in the Company’s performance during the three and six month periods ended June 30, 2011:

•
The Bank completed its conversion to a state-chartered commercial bank from a federally-chartered stock savings bank.  The Company completed a reorganization to a bank holding company from a savings and loan holding company.

•
Loans amounted to $322.7 million as of June 30, 2011 compared to $341.2 million as of December 31, 2010, representing a decrease of 5.4%.  The decline in the loan portfolio is primarily the result of a decrease in loan volume due to low demand for new loans as payments and prepayments exceeded originations in most loan categories.

•
Nonperforming assets decreased $8.2 million from $16.2 million at December 31, 2010 to $8.0 million at June 30, 2011.  The Bank recorded a provision for loan losses of $485,000 and $785,000 for the three and six months ended June 30, 2011 compared to $1.6 million and $2.4 million for the same periods in 2010.  The Company continues to monitor its loan portfolio with the objective of minimizing defaults or write-downs. Despite these actions, the possibility of additional losses in loans and losses in the value of real estate owned can not be eliminated.

•	Deposits increased $7.7 million for the first six months of the year. Growth occurred primarily in interest bearing demand deposits, savings, and money markets accounts.
•
Capital remains strong with average stockholders equity as a percentage of average total assets increasing to 11.0% at June 30, 2011 from 10.8% at December 31, 2010. The Bank continues to be considered “well capitalized” under regulatory capital requirements with a total risk based capital ratio of 17.5% at June 30, 2011.

•	The Company has increased liquidity as it continues investing funds in securities available-for-sale.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President last year.  Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will require new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years.  Many of the provisions of the Dodd-Frank Act affecting the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act.

Of particular significance is that earlier this month, after the close of the quarter ended June 30, 2011, the Dodd-Frank Act marked its one year anniversary, at which time certain important provisions pertaining to the operations of depository institutions became effective.  For example, effective July 21, 2011, the Dodd-Frank Act repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on commercial transaction and other accounts.  The ultimate impact of this change in law on the operations of the Company and Bank has not yet been determined.

July 21, 2011 was also the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity known as the Bureau of Consumer Financial Protection (“BCFP”) that is charged with the mission of protecting consumer interests.  The BCFP is responsible for administering and carrying out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers.  The BCFP is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  With its broad rulemaking powers, the new BCFP has the potential to reshape the consumer financial laws through rulemaking and enforcement of unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.

INDEX

Other recent developments under the Dodd-Frank Act include the Federal Reserve’s issuance of a final rule under the so-called Durbin Amendment establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions for electronic debit transactions.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. This provision regarding debit card interchange fees will become effective on October 1, 2011.  Among other provisions, the final rule also prohibits all issuers and networks from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks. The effective date for the network exclusivity prohibition is April 1, 2012.  A statutory exemption from the debit card interchange fee standards is provided for the Bank and other issuers that, together with their affiliates, have assets of less than $10 billion.  Notwithstanding the availability of this exemption, the ultimate impact and effectiveness of this exemption for small issuers such as the Bank, with respect to the debit card interchange fee standards, remains to be seen.

The Company and Bank are continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects.

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

INDEX

FINANCIAL CONDITION

Total assets decreased $9.6 million, or 2.1%, to $442.6 million at June 30, 2011, from $452.3 million at December 31, 2010.  The decrease in assets was primarily due to a decrease in net loans receivable, cash and due from banks, investments in certificates of deposits and foreclosed real estate, offset in part by an increase in securities available-for sale.  During the six months ended June 30, 2011, cash balances and cash provided by loan payments and prepayments, securities sales, maturities, and paydowns, as well as maturities of investments in certificates of deposit were used in part to purchase $29 million of securities available for sale.  These cash flows, along with growth in deposits, were also utilized in reducing the amount of outstanding borrowed funds.

Net loans receivable decreased by $19.5 million, or 5.8%, to $315.0 million at June 30, 2011, from $334.5 million at December 31, 2010, primarily due to payments and prepayments of $46.5 million and loan sales of $11.1 million during the six months ended June 30, 2011. These payments, prepayments, and loan sales were offset in part by the origination of $27.4 million of first mortgage loans primarily secured by one-to-four family residences and commercial real estate, and the origination of $12.7 million of consumer loans during the six months ended June 30, 2011. The Company generally sells fixed-rate residential loans originated with maturities of more than 15 years in the secondary mortgage market in order to reduce interest rate risk.

At June 30, 2011, net loans consisted of (i) $133.5 million of one-to-four family real estate representing a decrease of $6.7 million from December 31, 2010, (ii) $62.9 million of nonresidential commercial real estate loans representing a decrease of $7.0 million from December 31, 2010, (iii) $54.2 million of multi-family real estate loans representing a decrease of $2.5 million from December 31, 2010, and (iv) $64.5 million of consumer loans representing a decrease of $3.3 million from December 31, 2010.  The decrease in the loan portfolio was primarily due to general decreases in demand for new loans.  The Company has also significantly restricted any out-of-state lending.

At June 30, 2011, the Company’s loan portfolio included $81.2 million of loans secured by out-of-state properties, compared to $91.5 million at December 31, 2010.  These loans represented 25.2% of the Company’s total loan portfolio at June 30, 2011 compared to 26.9% at December 31, 2010 and are primarily multifamily and commercial real estate loans.  There were $3.2 million in out-of-state loan originations secured by multi-family and commercial real estate for the six months ended June 30, 2011.  There were no purchases of commercial loans secured by out-of-state properties during the six months ended June 30, 2011.

INDEX

The following table provides information regarding nonaccrual loans and nonperforming assets.

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

First mortgage loans:
One- to four-family residential	$2,438	$2,460
Multifamily and commercial properties	3,100	8,647
Consumer loans	591	463
Total nonaccrual loans	6,129	11,570

90 days past due loans (still
accruing interest)	-	-
Other nonperforming loans	-	-
Total nonperforming loans	6,129	11,570

Total foreclosed real estate	1,892	4,586
Other nonperforming assets	-	-
Total nonperforming assets	$8,021	$16,156

Total nonaccrual loans to net loans receivable	1.95%	3.46%
Total nonaccrual loans to total assets	1.38%	2.56%
Total nonperforming assets to total assets	1.81%	3.57%

The allowance for loan loss was $5.9 million at June 30, 2011, compared to $6.1 million at December 31, 2010.  The allowance for loan losses at June 30, 2011 was 1.8% of loans and 95.8% of nonperforming loans, compared to 1.8% of loans and 53.1% of nonperforming loans at December 31, 2010, and 2.5% of loans and 66.5% of nonperforming loans at June 30, 2010.

The improvement in nonperforming assets is primarily the result of the sale of commercial foreclosed real estate and the sales of commercial properties collateralizing certain nonperforming commercial loans resulting in the settlement of the loan balance.  Two commercial foreclosed real estate properties with total balances of $2.2 million were sold.  Three nonperforming commercial loans with total balances of $5.1 million were settled with sales of the underlying collateral.

Management believes that the allowance for loan losses was adequate as of June 30, 2011.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.  Due to potential changes in the real estate markets, it is at least reasonably possible that management’s assessment will change in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Deposits increased $7.7 million, or 2.2%, to $357.6 million at June 30, 2011, from $349.8 million at December 31, 2010, primarily reflecting increases in interest bearing demand deposits, money market, savings accounts and certificates of deposits of $4.0 million, $1.7 million, $2.2 million and $61,000, respectively, offset in part by a decrease in noninterest bearing deposits of $175,000.  Interest bearing demand deposits increased primarily due to the Company’s continued promotion of F1Rst Perks which is a deposit account that offers a higher interest rate based on certain transactional activity.  Borrowings, which consist of FHLB advances, decreased $19.0 million, or 38.6%, to $30.3 million at June 30, 2011, from $49.3 million at December 31, 2010.  This decrease was due to the normal repayment of borrowings due to maturities.

INDEX

Total stockholders’ equity increased $1.6 million, or 3.3%, to $50.8 million at June 30, 2011, from $49.2 million at December 31, 2010, primarily due to earnings for the 2011 period and an increase in accumulated other comprehensive gains, offset in part by dividends paid to stockholders.

RESULTS OF OPERATIONS

The following table shows selected financial results and ratios.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$547,812	$(129,016)	$1,238,044	$499,592

Average assets	453,792,023	456,296,391	452,730,128	456,286,629
Average stockholders equity	50,276,680	48,979,516	49,875,031	48,810,067

Return on assets	0.48%	-0.11%	0.55%	0.22%

Return on equity	4.36%	-1.05%	4.96%	2.05%

Efficiency ratio	79.83%	76.37%	77.79%	72.76%

Definitions of ratios:

Return on assets - annualized net income divided by average assets.
Return on equity - annualized net income divided by average stockholders equity.
Efficiency ratio - noninterest expense divided by the sum of noninterest income plus net interest income.

Net Income (Loss).  Net income increased by $677,000 to $548,000 for the quarter ended June 30, 2011, compared to net loss of ($129,000) for the quarter ended June 30, 2010.  The increase in net income was primarily due to a decrease in provision for loan losses, offset in part by a decrease in net interest income and noninterest income and an increase in noninterest expenses.

Net income increased by $738,000 to $1.2 million for the six months ended June 30, 2011, compared to net income of $500,000 for the six months ended June 30, 2010.  The increase in net income was primarily due to a decrease in provision for loan losses, offset in part by a decrease in net interest income and noninterest income and an increase in noninterest expenses.

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

INDEX

	Three months ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans	$324,244,660	$4,599,448	5.67%	$363,863,582	$5,294,291	5.82%
Securities available-for-sale	68,912,996	484,289	2.81%	35,631,182	254,497	2.86%
Investments in certificates of deposit	8,133,232	23,333	1.15%	9,732,374	35,039	1.44%
Interest-bearing cash	21,240,551	12,819	0.24%	17,602,179	10,008	0.23%
Total interest-earning assets	422,531,439	5,119,889	4.83%	426,829,317	5,593,835	5.21%
Noninterest-earning assets	31,260,584			29,467,074
Total assets	$453,792,023			$456,296,391

Liabilities and Equity:
Interest-bearing liabilities:
Demand and money market savings	$159,866,137	$343,227	0.86%	$126,047,498	$230,379	0.73%
Savings	33,424,689	11,439	0.14%	30,855,916	15,684	0.20%
Certificates of Deposit	151,814,184	863,052	2.28%	171,630,140	1,111,393	2.60%
Borrowed funds	34,929,431	305,464	3.51%	56,383,154	606,998	4.32%
Total interest-bearing liabilities	380,034,441	1,523,182	1.61%	384,916,708	1,964,454	2.05%
Noninterest-bearing liabilities	23,480,902			22,400,167
Total liabilities	403,515,343			407,316,875
Equity	50,276,680			48,979,516
Total liabilities and equity	$453,792,023			$456,296,391

Net interest income		$3,596,707			$3,629,381

Net interest rate spread			3.22%			3.16%
Net interest margin			3.39%			3.36%

Ratio of average interest-earnings assets to
average interest-bearing liabilities			111.18%			110.89%

	Six months ended June 30,
	2011				2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans	$329,401,608	$9,358,833	5.69%	$370,011,876	$10,847,401	5.88%
Securities available-for-sale	61,240,772	855,042	2.79%	31,805,438	476,053	2.99%
Investments in certificates of deposit	9,719,279	59,019	1.22%	5,188,542	37,287	1.45%
Interest-bearing cash	20,233,143	22,602	0.23%	19,762,248	20,880	0.21%
Total interest-earning assets	420,594,802	10,295,496	4.91%	426,768,104	11,381,621	5.35%
Noninterest-earning assets	32,135,326			29,518,525
Total assets	$452,730,128			$456,286,629

Liabilities and Equity:
Interest-bearing liabilities:
Demand and money market savings	$156,017,878	$658,903	0.85%	$121,597,655	$409,731	0.68%
Savings	32,415,505	21,842	0.14%	30,353,681	30,444	0.20%
Certificates of Deposit	151,860,274	1,752,471	2.33%	173,214,042	2,244,791	2.61%
Borrowed funds	38,756,382	696,079	3.62%	59,692,504	1,301,593	4.40%
Total interest-bearing liabilities	379,050,039	3,129,295	1.67%	384,857,882	3,986,559	2.09%
Noninterest-bearing liabilities	23,805,058			22,618,680
Total liabilities	402,855,097			407,476,562
Equity	49,875,031			48,810,067
Total liabilities and equity	$452,730,128			$456,286,629

Net interest income		$7,166,201			$7,395,062

Net interest rate spread			3.24%			3.26%
Net interest margin			3.41%			3.46%

Ratio of average interest-earnings assets to
average interest-bearing liabilities			110.96%			110.89%

INDEX

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest income before provision for loan losses decreased by $33,000, or 0.9%, to $3.6 million for the quarter ended June 30, 2011, from $3.6 million for the quarter ended June 30, 2010.  The decrease was primarily due to a decrease in the average balance of interest-earning assets, offset by an increase in net interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) and a decrease in the average balance of interest-bearing liabilities.  The interest rate spread increased to 3.22% for the quarter ended June 30, 2011, from 3.16% for the quarter ended June 30, 2010.  The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Net interest income before provision for loan losses decreased by $229,000, or 3.1%, to $7.2 million for the six months ended June 30, 2011, from $7.4 million for the six months ended June 30, 2010.  The decrease was primarily due to a decrease in net interest rate spread and a decrease in the average balance of interest-earning assets, offset by a decrease in the average balance of interest-bearing liabilities.  The interest rate spread decreased to 3.24% for the six months ended June 30, 2011, from 3.26% for the six months ended June 30, 2010.  The decrease in interest rate spread reflects a decrease in the yield on interest-earning assets, offset in part by a decrease in cost of funds.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, a review of classified loans, a realistic determination of value and adequacy of underlying collateral, levels and trends of loan categories, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio.  The Company’s provision for loan losses was $485,000 and $1.6 million for the quarters ended June 30, 2011 and 2010, respectively, representing a decrease of $1.1 million, or 69.9%.  The Company’s provision for loan losses was $785,000 and $2.4 million for the six months ended June 30, 2011 and 2010, respectively, representing a decrease of $1.6 million, or 67.4%.  The provision for loan loss for the three  and six months ended June 30, 2011 was impacted in part by the overall reduction in the size of the loan portfolio and the reduction in the identification of new impaired loans and further impairments.

Noninterest Income.  The following table shows the changes in the components of noninterest income.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	Change %	2011	2010	Change	Change %
Noninterest income:
Fees and service charges	$1,230,721	$1,216,101	$14,620	1.2%	$2,380,665	$2,292,863	$87,802	3.8%
Abstract fees	152,286	164,063	(11,777)	-7.2%	283,505	306,684	(23,179)	-7.6%
Mortgage banking income	108,008	128,768	(20,760)	-16.1%	224,067	240,955	(16,888)	-7.0%
Loan prepayment fees	12,255	17,125	(4,870)	-28.4%	13,455	27,204	(13,749)	-50.5%
Other income:
Increase in CSV - BOLI	59,499	61,211	(1,712)	-2.8%	117,601	120,954	(3,353)	-2.8%
Investment and Insurance sales	204,455	176,523	27,932	15.8%	368,397	347,418	20,979	6.0%
Foreclosed real estate net earnings	(60,175)	(11,597)	(48,578)	418.9%	(195,303)	(52,657)	(142,646)	270.9%
Rental income	122,806	120,941	1,865	1.5%	244,625	242,598	2,027	0.8%
All other	9,701	1,172	8,529	727.7%	36,634	12,885	23,749	184.3%
Total other income	$336,286	$348,250	$(11,964)	-3.4%	$571,954	$671,198	$(99,244)	-14.8%

Total noninterest income	$1,839,556	$1,874,307	$(34,751)	-1.9%	$3,473,646	$3,538,904	$(65,258)	-1.8%

Total noninterest income decreased by $35,000, or 1.9%, to $1.8 million for the quarter ended June 30, 2011, from $1.9 million for the quarter ended June 30, 2010.  Total noninterest income decreased by $65,000, or 1.8%, to $3.47 million for the six months ended June 30, 2011, from $3.54 million for the six months ended June 30, 2010.

INDEX

Abstract fees decreased due to additional competition in our market and reduced mortgage loan demand.  Mortgage banking income decreased due to a decrease in demand for loans originated for the secondary market.  The decrease in other income was primarily related to an increase in net losses and expenses related to foreclosed real estate.  Fees and service charges increased due to an increase in interchange fees associated with demand deposit accounts, service fee income related to an increase in loans serviced by the Company and an increase in overdraft and service fees charged on deposit accounts.

Securities Gains.   Gross security gains from the sale of securities of $30,000 were realized for the three and six months ended June 30, 2011 compared to no sale of securities for the three months ended June 30, 2010 and $7,652 of sales for the six months ended June 30, 2010.  The realized gain for 2011 was related to the sale of two municipal bonds.  The realized gain for 2010 was related to the sale of the mortgage bond mutual fund investment.

Noninterest Expense.  The following table shows the changes in the components of noninterest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change	Change %	2011	2010	Change	Change %
Noninterest expense:
Compensation and employee benefits	$1,910,907	$1,879,873	$31,034	1.7%	$3,790,355	$3,769,732	$20,623	0.5%
Premises and equipment	442,981	484,335	(41,354)	-8.5%	947,786	985,425	(37,639)	-3.8%
Data processing	239,448	229,857	9,591	4.2%	432,900	442,980	(10,080)	-2.3%
FDIC insurance expense	114,261	140,013	(25,752)	-18.4%	258,072	283,830	(25,758)	-9.1%
Foreclosed real estate impairment	317,633	306,500	11,133	3.6%	389,171	316,458	72,713	23.0%
Other expense:
Advertising and promotions	171,295	91,777	79,518	86.6%	256,919	158,285	98,634	62.3%
Professional fees	225,522	155,557	69,965	45.0%	397,580	297,607	99,973	33.6%
Printing, postage, and supplies	112,514	125,872	(13,358)	-10.6%	230,899	218,670	12,229	5.6%
Checking account charges	62,749	85,336	(22,587)	-26.5%	129,349	168,250	(38,901)	-23.1%
Insurance	38,563	42,752	(4,189)	-9.8%	76,315	85,502	(9,187)	-10.7%
Regulatory Fees	48,394	29,332	19,062	65.0%	80,591	63,661	16,930	26.6%
Telephone	38,878	42,409	(3,531)	-8.3%	73,785	74,980	(1,195)	-1.6%
Apartment operating costs	93,263	84,233	9,030	10.7%	188,710	174,069	14,641	8.4%
Employee costs	51,194	71,697	(20,503)	-28.6%	107,806	114,319	(6,513)	-5.7%
ATM expense	169,406	162,993	6,413	3.9%	331,533	308,835	22,698	7.3%
All other	302,784	270,568	32,216	11.9%	585,473	493,323	92,150	18.7%
Total other expense	$1,314,562	$1,162,526	$152,036	13.1%	$2,458,960	$2,157,501	$301,459	14.0%

Total noninterest expense	$4,339,792	$4,203,104	$136,688	3.3%	$8,277,244	$7,955,926	$321,318	4.0%

Total noninterest expense increased by $137,000, or 3.3%, to $4.3 million for the three months ended June 30, 2011, from $4.2 million for the three months ended June 30, 2010.  Total noninterest expense increased by $321,000, or 4.0%, to $8.3 million for the six months ended June 30, 2011, from $8.0 million for the six months ended June 30, 2010.  Compensation and employee benefits increased due to an increase in pension plan expense.  The pension plan was frozen in 2008, eliminating future benefit accruals.  The Company has also increased staffing as it expands its commercial loan and deposit operations pursuant to the Company’s strategic plan.  The increase in foreclosed real estate impairment was primarily a result of further deterioration of foreclosed real estate values indicated by updated appraisals.  The decrease in premises and equipment was related to a decrease in depreciation expense.  FDIC insurance expense decreased as a new assessment methodology and calculation became effective for the quarter ended June 30, 2011.  The increase in other expenses was primarily due to increases in legal fees related to loan collection and other corporate matters, an increase in regulatory fees due to the conversion to a state charter from a federal thrift charter and advertising costs associated with targeted advertising campaigns.

Income Taxes.  Provision for income taxes increased by $274,000, or 152%, to $94,000 for the quarter ended June 30, 2011, compared to a benefit of ($180,000) for the quarter ended June 30, 2010.  The increase in income taxes was primarily due to an increase in income before taxes.

Provision for income taxes increased by $294,000, or 386%, to $370,000 for the six months ended June 30, 2011, compared to $76,000 for the six months ended June 30, 2010.  The increase in income taxes was primarily due to an increase in income before taxes.

INDEX

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business growth.  The Company’s principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $15.4 million as of June 30, 2011, compared with $20.6 million as of December 31, 2010. The Company had additional borrowing capacity available from the FHLB of approximately $84.5 million at June 30, 2011.  In addition, the Company had $5.0 million in borrowing capacity available through lines of credit with correspondent banks as of June 30, 2011.  The Company had not drawn on any of these lines of credit as of June 30, 2011.  Net cash from continuing operating activities contributed $2.7 million and $1.5 million to liquidity for the six months ended June 30, 2011 and 2010, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at June 30, 2011.

On January 9, 2009, the Company issued $10.2 million of our Series A Preferred Stock and the Warrant under a program offered by the U.S. Department of the Treasury (“Treasury”).  Although the Bank would have remained “well capitalized” without these funds, this new equity investment increased the capacity to support economic activity and growth in each of the communities served by the Bank through responsible lending.

On May 15, 2011, the Company paid an aggregate cash dividend of $127,500 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the Treasury.  On May 26, 2011, the Company declared a cash dividend of $0.01 per common share on its common stock, which was paid on July 1, 2011 to stockholders of record as of June 10, 2011.

During 2011, macro-economic conditions and the challenging economic environment continued to impact liquidity and credit quality across the financial markets.  While the recession has impacted the local economies in which the Company operates and holds out-of-state real estate loans, our liquidity position and capital resources remain strong and the Company anticipates that it will have sufficient funds to meet its current funding commitments.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets.  Management believes the Bank met all capital adequacy requirements to which they were subject as of June 30, 2011.

INDEX

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000's)		(000's)		(000's)
As of June 30, 2011:
Total Capital (to risk-weighted assets)	$51,270	17.5%	$23,423	8.0%	$29,279	10.0%
Tier I Capital (to risk-weighted assets)	47,583	16.3	11,712	4.0	17,567	6.0
Tier I Capital (to average assets)	47,583	10.4	18,237	4.0	22,797	5.0

As of December 31, 2010:
Total Capital (to risk-weighted assets)	$50,029	16.5%	$24,194	8.0%	$30,242	10.0%
Tier I Capital (to risk-weighted assets)	46,278	15.3	12,097	4.0	18,145	6.0
Tier I (Core) Capital (to adjusted assets)	46,278	10.2	18,096	4.0	22,620	5.0
Tangible Capital (to adjusted assets)(1)	46,278	10.2	6,786	1.5	-	-

(1) Under regulations as a federally-chartered stock savings bank, the Bank was also subject to minimum tangible capital requirements.

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

No material changes in the Company’s off-statement of financial condition arrangements occurred during the six months ended June 30, 2011.

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

INDEX

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

INDEX

Item 6.  Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)
3.2	Bylaws of North Central Bancshares, Inc., as amended	(2)
3.3	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock	(3)
10.1	Employment Agreement dated April 22, 2011 between C. Thomas Chalstrom and North Central Bancshares, Inc. and First Federal Savings Bank of Iowa.	(4)
10.2	Addendum dated April 22, 2011 to Employment Agreement dated April 22, 2011 between C. Thomas Chalstrom and North Central Bancshares, Inc. and First Federal Savings Bank of Iowa.	(4)
10.3	Employment Agreement dated April 22, 2011 between David M. Bradley and North Central Bancshares, Inc. and First Federal Savings Bank of Iowa.	(4)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101
Interactive data files: (i) Consolidated Statements of Financial Condition at June 30, 2011 and December 31, 2010 (unaudited), (ii) Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2011 and 2010 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2011 and 2010 (unaudited), (iv) Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2009.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(3)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2009.

(4)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on April 26, 2011.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH CENTRAL BANCSHARES, INC.
Date: August 9, 2011	BY: /s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: August 9, 2011	BY: /s/ Jane M. Funk
Jane M. Funk, Chief Financial Officer and Treasurer