Form 10-Q
period 2011-09-30
NORTH CENTRAL BANCSHARES INC
filed 2011-11-09
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                              September 30, 2011

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2011
Common Stock, $.01 par value	1,355,073

NORTH CENTRAL BANCSHARES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

Cash and due from banks:
Interest-bearing	$9,109,508	$13,563,234
Noninterest-bearing	7,850,991	7,040,574
Total cash and due from banks	16,960,499	20,603,808
Investments in certificates of deposit	4,576,000	12,689,000
Securities available-for-sale	68,098,767	48,435,771
Restricted equity securities	3,430,600	3,017,200

Loans receivable	313,505,691	340,607,428
Allowance for loan losses	(5,066,312)	(6,146,861)
Loans receivable, net	308,439,379	334,460,567

Loans held for sale	469,720	332,178
Accrued interest receivable	1,622,117	1,754,292
Foreclosed real estate	1,386,542	4,586,399
Premises and equipment, net	11,544,541	11,498,583
Rental real estate	2,061,907	2,144,400
Title plant	671,704	671,704
Deferred taxes	1,155,197	2,151,594
Bank-owned life insurance	5,966,416	5,787,864
Prepaid FDIC assessment	1,025,686	1,353,121
Prepaid expenses and other assets	2,310,543	2,777,185

Total assets	$429,719,618	$452,263,666

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$347,025,034	$349,832,904
Borrowed funds	27,250,000	49,250,000
Advances from borrowers for taxes and insurance	951,954	1,828,430
Accrued expenses and other liabilities	2,355,444	2,177,042

Total liabilities	377,582,432	403,088,376

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 3,000,000
shares; 10,200 shares were issued and outstanding	10,152,134	10,137,381
Common stock, $.01 par value, authorized 15,500,000
shares; at September 30, 2011 and at December 31,
2010 1,355,073 and 1,351,448 shares were
issued and outstanding, respectively	13,528	13,502
Additional paid-in capital	18,111,147	18,066,437
Retained earnings, substantially restricted	22,871,535	21,047,295
Accumulated other comprehensive income (loss)	988,842	(89,325)

Total stockholders' equity	52,137,186	49,175,290

Total liabilities and stockholders' equity	$429,719,618	$452,263,666

See Notes to Consolidated Financial Statements.

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest income:
Loans receivable	$4,479,035	$5,141,320	$13,837,868	$15,988,721
Securities and cash deposits	507,877	335,154	1,444,540	869,374
	4,986,912	5,476,474	15,282,408	16,858,095

Interest expense:
Deposits	1,097,864	1,344,400	3,531,080	4,029,366
Borrowed funds	236,856	597,899	932,935	1,899,492
	1,334,720	1,942,299	4,464,015	5,928,858

Net interest income	3,652,192	3,534,175	10,818,393	10,929,237

Provision for loan losses	350,000	168,000	1,135,000	2,578,000
Net interest income after provision for loan losses	3,302,192	3,366,175	9,683,393	8,351,237

Noninterest income:
Fees and service charges	1,247,141	1,266,139	3,627,806	3,559,002
Abstract fees	141,193	175,187	424,698	481,871
Mortgage banking income	247,421	350,701	471,488	591,656
Loan prepayment fees	1,904	2,273	15,359	29,477
Other income	322,943	403,768	894,897	1,074,966
Total noninterest income	1,960,602	2,198,068	5,434,248	5,736,972

Investment securities gains, net:
Total other-than-temporary impairment losses	-	-	-	-
Portion of loss recognized in other comprehensive
income (loss) before taxes	-	-	-	-
Net impairment losses recognized in earnings	-	-	-	-
Realized securities gains, net	85,614	-	115,655	7,652
Total securities gains, net	85,614	-	115,655	7,652

Noninterest expense:
Compensation and employee benefits	2,033,066	1,928,708	5,823,421	5,698,440
Premises and equipment	438,977	460,204	1,386,763	1,445,629
Data processing	218,950	217,465	651,850	660,445
FDIC insurance expense	95,635	135,248	353,707	419,078
Foreclosed real estate impairment	64,251	7,147	453,422	323,605
Other expenses	1,148,464	1,138,599	3,607,424	3,296,100
Total noninterest expense	3,999,343	3,887,371	12,276,587	11,843,297

Income before income taxes	1,349,065	1,676,872	2,956,709	2,252,564

Provision for income taxes	325,000	511,900	694,600	588,000

Net income	$1,024,065	$1,164,972	$2,262,109	$1,664,564

Preferred stock dividends and accretion of discount	$132,482	$132,230	$397,253	$396,508

Net income available to common stockholders	$891,583	$1,032,742	$1,864,856	$1,268,056

Basic earnings per common share	$0.66	$0.77	$1.38	$0.94

Dilluted earnings per common share	$0.65	$0.76	$1.37	$0.94

Dividends declared per common share	$0.01	$0.01	$0.03	$0.03

See Notes to Consolidated Financial Statements.

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Income	$1,024,065	$1,164,972	$2,262,109	$1,664,564
Other comprehensive income:
Securities for which a portion of an other-than-temporary impairment has been recorded in earnings:
Unrealized holding gain arising during the period	-	-	-	851
(Gains) recognized in earnings	-	-	-	(7,652)
Net unrealized (gains) on securities with other-than-temporary impairment before tax expense	-	-	-	(6,801)
Tax expense	-	-	-	-
Net unrealized (losses) on securities with other-than-temporary impairment, net of tax in other
comprehensive (income) loss	-	-	-	(6,801)

Other securities:
Unrealized holding gains arising during the period	763,935	477,039	1,835,219	652,134
Realized net (gains) recognized into net income	(85,614)	-	(115,655)	-
Net unrealized gains on other securities before tax (expense)	678,321	477,039	1,719,564	652,134
Tax (expense)	(253,013)	(177,936)	(641,397)	(243,246)
Net unrealized gains on other securities, net of tax in other comprehensive income	425,308	299,103	1,078,167	408,888
Other comprehensive income	425,308	299,103	1,078,167	402,087
Comprehensive income	$1,449,373	$1,464,075	$3,340,276	$2,066,651

See Notes to Consolidated Financial Statements

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
Nine Months Ended September 30, 2010 and 2011

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance, January 1, 2010	$10,118,581	$13,471	$18,009,468	$19,924,798	$212,500	$48,278,818
Net income	-	-	-	1,664,564	-	1,664,564
Other comprehensive income	-	-	-	-	402,087	402,087
Dividends on preferred stock	-	-	-	(382,500)	-	(382,500)
Dividends on common stock	-	-	-	(40,512)	-	(40,512)
Employee stock-based compensation	-	23	42,922	-	-	42,945
Accretion of discount on preferred stock	14,008	-	-	(14,008)	-	-
Balance, September 30, 2010	$10,132,589	$13,494	$18,052,390	$21,152,342	$614,587	$49,965,402

Balance, January 1, 2011	$10,137,381	$13,502	$18,066,437	$21,047,295	$(89,325)	$49,175,290
Net income	-	-	-	2,262,109	-	2,262,109
Other comprehensive income	-	-	-	-	1,078,167	1,078,167
Dividends on preferred stock	-	-	-	(382,500)	-	(382,500)
Dividends on common stock	-	-	-	(40,616)	-	(40,616)
Employee stock-based compensation	-	26	44,710	-	-	44,736
Accretion of discount on preferred stock	14,753	-	-	(14,753)	-	-
Balance, September 30, 2011	$10,152,134	$13,528	$18,111,147	$22,871,535	$988,842	$52,137,186

See Notes to Consolidated Financial Statements

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,262,109	$1,664,564
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,135,000	2,578,000
Depreciation	631,888	692,495
Amortization and accretion	266,069	174,491
Deferred taxes	355,000	(373,000)
Stock-based compensation	44,736	42,945
(Gain) on sale of foreclosed real estate and loans, net	(457,707)	(572,142)
Write-down of other real estate owned	453,422	323,605
(Gain) on sale of investments	(115,655)	(7,652)
Increase in value of bank-owned life insurance	(178,552)	(183,564)
Proceeds from sales of loans held-for-sale	24,170,240	30,991,488
Originations of loans held-for-sale	(23,836,294)	(29,835,087)
Change in assets and liabilities:
Accrued interest receivable	132,175	114,688
Prepaid expenses and other assets	787,597	531,720
Accrued expenses and other liabilities	155,970	(1,611,140)

Net cash provided by operating activities	5,805,998	4,531,411

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	23,510,824	31,641,392
Purchase of investments in certificates of deposit	(1,988,000)	(16,473,000)
Proceeds from maturities on investments in certificates of deposits	10,101,000	2,193,000
Purchase of securities available-for-sale	(32,153,829)	(29,481,954)
Proceeds from sale of securities available-for-sale	3,379,805	207,732
Proceeds from maturities and calls of securities available-for-sale	10,730,752	10,576,962
Purchase of resticted equity securities	(1,426,700)	(173,200)
Proceeds from redemption of restricted equity securities	1,013,300	717,600
Purchase of premises, equipment and rental real estate	(589,853)	(319,236)
Net proceeds from sale of foreclosed real estate	4,080,820	939,177

Net cash provided by investing activities	16,658,119	(171,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,807,870)	14,334,681
Net (decrease) in advances from borrowers for taxes
and insurance	(876,476)	(989,956)
Proceeds from other borrowed funds	3,000,000	5,250,000
Payments of other borrowed funds	(25,000,000)	(18,000,000)
Common and preferred dividends paid	(423,080)	(422,983)

Net cash (used in) financing activities	(26,107,426)	171,742

Net decrease in cash	(3,643,309)	4,531,626

CASH AND DUE FROM BANKS
Beginning	20,603,808	21,766,170
Ending	$16,960,499	$26,297,796

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)	Nine Months Ended
	September 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$4,579,876	$6,032,399
Income taxes	9,162	1,584,693

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$1,331,270	$3,268,407

See Notes to Consolidated Financial Statements.

INDEX

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The consolidated financial statements for the three and nine month periods ended September 30, 2011 and 2010 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Effective June 29, 2011, First Federal Savings Bank of Iowa (the “Bank”) received regulatory approval from the Iowa Division of Banking and completed its conversion to a state-chartered commercial bank from a federally-chartered stock savings bank.  In connection with the conversion of the Bank, the Company also received approval from the Board of Governors of the Federal Reserve System and completed reorganization to a bank holding company from a savings and loan holding company.  The Federal Reserve Bank of Chicago has also approved the Bank’s application for membership in the Federal Reserve System.

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

2.           EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings per common share reflects the potential dilution that would occur if the Company’s outstanding stock options and warrants were exercised and converted into common stock and the Company’s outstanding restricted stock was vested.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding stock options and warrants are exercised.  The incremental shares issuable upon exercise of the stock options and warrants, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010 is presented below.

INDEX

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic earnings per common share:
Net Income	$1,024,065	$1,164,972	$2,262,109	$1,664,564
Preferred stock dividends and accretion of discount	132,482	132,230	397,253	396,508
Net income available to common stockholders	$891,583	$1,032,742	$1,864,856	$1,268,056
Weighted average common shares outstanding - basic	1,350,948	1,347,948	1,349,717	1,346,612
Basic earnings per common share	$0.66	$0.77	$1.38	$0.94

Diluted earnings per common share:
Net income available to common stockholders	891,583	1,032,742	1,864,856	1,268,056
Weighted average common shares outstanding - basic	1,350,948	1,347,948	1,349,717	1,346,612
Effect of dilutive securities:
Stock Options(1)	-	-	-	-
Restricted Stock	4,125	3,500	3,882	3,605
Common stock warrant(2)	8,686	-	7,105	2,819
Total diluted average common shares issued and	1,363,759	1,351,448	1,360,704	1,353,036
outstanding
Diluted earnings per common share	$0.65	$0.76	$1.37	$0.94

1For the three and nine months ending September 30, 2011 and 2010, outstanding options to purchase common stock totaled 45,500 and
65,200, respectively. These options were not dilutive because the exercise price of the options exceeded the average closing price for the
Company's common stock.
2For the three months ending September 30, 2010, 99,157 shares of common stock warrants were not dilutive because the excerise price of the common stock warrants exceeded the average closing price for the Company's common stock.

3.           SECURITIES

Securities available-for-sale as of September 30, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
State and local obligations	$8,858,725	$247,374	$(70,386)	$9,035,713
Mortgage-backed securities(1)	19,106,968	670,937	-	19,777,905
Collateralized mortgage obligations (1)	28,063,675	611,398	(3,054)	28,672,019
Corporate bonds	3,360,138	15,458	(6,366)	3,369,230
U.S. Government agencies	7,132,162	111,738	-	7,243,900
Total	$66,521,668	$1,656,905	$(79,806)	$68,098,767

Securities available-for-sale as of December 31, 2010 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
State and local obligations	$5,103,472	$25,888	$(139,697)	$4,989,663
Mortgage-backed securities (1)	13,735,714	290,895	(163,780)	13,862,829
Collateralized mortgage obligations (1)	19,469,375	59,302	(240,553)	19,288,124
Corporate bonds	1,622,912	-	(21,676)	1,601,236
U.S. Government agencies	8,646,763	93,659	(46,503)	8,693,919
Total	$48,578,236	$469,744	$(612,209)	$48,435,771

(1) All mortgage backed securities and collateralized mortgage obligations consist of securities issued by FNMA, FHLMC or
GNMA and are backed by residential mortgage loans.

INDEX

Gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2011 and December 31, 2010, are summarized as follows:

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$3,415,202	$(70,386)	$-	$-	$3,415,202	$(70,386)
Collateralized mortgage obligations	1,579,408	(3,054)	-	-	1,579,408	(3,054)
Corporate bonds	1,597,755	(6,366)	-	-	1,597,755	(6,366)
Total	$6,592,365	$(79,806)	$-	$-	$6,592,365	$(79,806)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
State and local obligations	$3,096,965	$(139,697)	$-	$-	$3,096,965	$(139,697)
Mortgage-backed securities	5,810,547	(163,780)	-	-	5,810,547	(163,780)
Collateralized mortgage obligations	12,776,228	(240,553)	-	-	12,776,228	(240,553)
Corporate bonds	1,601,236	(21,676)	-	-	1,601,236	(21,676)
U.S. Government agencies	1,577,870	(46,503)	-	-	1,577,870	(46,503)
Total	$24,862,846	$(612,209)	$-	$-	$24,862,846	$(612,209)

The total number of securities in the investment portfolio in an unrealized loss position at September 30, 2011 was 22 compared to 35 at December 31, 2010.  The Company conducts quarterly reviews to identify and evaluate each investment that has an unrealized loss.  The unrealized losses for the above investment securities are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.  The review takes into consideration the Company’s lack of intent to sell the security or whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery, as well as other qualitative factors.

The amortized cost and fair value of debt securities as of September 30, 2011 by contractual maturity is shown below.  Certain securities have call features, which allow the issuer to call the security prior to maturity.  Maturities may differ from contractual maturities in mortgage-backed securities and collateralized mortgage obligations because the mortgage underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Debt Securities Available-for-Sale
	September 30, 2011
	Amortized
	Cost	Fair Value

Due in one year or less	$50,000	$49,301
Due from one to five years	8,241,980	8,320,310
Due from five to ten years	5,455,695	5,574,975
Due after ten years	5,603,349	5,704,257
Mortgage-backed securities and
collateralized mortgage obligations	47,170,643	48,449,924
	$66,521,667	$68,098,767

INDEX

Gross security gains from the sale of securities was $85,614 and $115,655 for the three and nine months ended September 30, 2011 compared to gross security gains from the sale of securities of none and $7,652 for the three and nine months ended September 30, 2010.  There were no losses on the sales of securities during the reporting periods.

4.           LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at September 30, 2011 and December 31, 2010 are summarized as follows:

	September 30, 2011	December 31, 2010
First mortgage loans:
Secured by:
One-to four-family residences	$135,652,156	$141,061,321
Multifamily properties	51,830,217	57,461,170
Commercial properties	61,659,444	69,253,792
Construction and land development loans	2,090,560	4,193,756
Total first mortgage loans	251,232,377	271,970,039

Consumer loans:
Automobile	13,770,676	13,548,710
Second mortgage	46,615,734	51,349,053
Other	3,875,990	4,282,717
Total consumer loans	64,262,400	69,180,480

Total loans	315,494,777	341,150,519

Undisbursed portion of construction loans	(1,711,322)	(295,609)
Unearned premiums, net	53,926	83,528
Net deferred loan origination fees	(331,690)	(331,010)
	$313,505,691	$340,607,428

Activity in the allowance for loan losses by segment for the three and nine months ended September 30, 2011 is summarized in the following table.

	For the Three Months Ended September 30, 2011
	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	1-4 Family Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning balance	$2,531,734	$277,362	$572,505	$1,017,879	$1,472,978	$5,872,458
Charge-offs	(913,540)	-	-	(88,563)	(161,408)	(1,163,511)
Recoveries	-	-	-	-	7,365	7,365
Provisions	214,875	8,624	(25,947)	104,292	48,156	350,000
Ending balance	$1,833,069	$285,986	$546,558	$1,033,608	$1,367,091	$5,066,312

	For the Nine Months Ended September 30, 2011
	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	1-4 Family Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning balance	$2,555,094	$354,911	$803,850	$1,009,630	$1,423,376	$6,146,861
Charge-offs	(1,286,350)	(70,000)	(278,387)	(129,769)	(470,664)	(2,235,170)
Recoveries	-	-	-	127	19,494	19,621
Provisions	564,325	1,075	21,095	153,620	394,885	1,135,000
Ending balance	$1,833,069	$285,986	$546,558	$1,033,608	$1,367,091	$5,066,312

INDEX

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 is summarized as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2010	2010

Balance at beginning of period	$8,992,716	$7,170,595
Charge-offs	(1,496,146)	(2,090,121)
Recoveries	6,976	13,072
Provision charged to operations	168,000	2,578,000
Balance at end of period	$7,671,546	$7,671,546

The following table presents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	1-4 Family Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$210,800	$177,000	$-	$91,400	$111,041	$590,241
Collectively evaluated for impairment	1,622,269	108,986	546,558	942,208	$1,256,050	4,476,071
Total ending allowance balance	$1,833,069	$285,986	$546,558	$1,033,608	$1,367,091	$5,066,312

Loans:
Individually evaluated for impairment	$7,571,823	$1,839,186	$-	$3,977,405	$660,836	$14,049,250
Collectively evaluated for impairment	54,087,621	251,374	51,830,217	131,674,751	63,601,564	301,445,527
Total ending balance	$61,659,444	$2,090,560	$51,830,217	$135,652,156	$64,262,400	$315,494,777

	December 31, 2010
	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	1-4 Family Residential Real Estate	Consumer	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$1,121,500	$237,000	$201,500	$85,111	$115,683	$1,760,794
Collectively evaluated for impairment	1,433,594	117,911	602,350	924,519	1,307,693	4,386,067
Total ending allowance balance	$2,555,094	$354,911	$803,850	$1,009,630	$1,423,376	$6,146,861

Loans:
Individually evaluated for impairment	$12,194,848	$3,301,345	$1,558,628	$5,167,369	$607,064	$22,829,254
Collectively evaluated for impairment	57,058,944	892,411	55,902,542	135,893,952	68,573,416	318,321,265
Total ending balance	$69,253,792	$4,193,756	$57,461,170	$141,061,321	$69,180,480	$341,150,519

INDEX

The following table summarizes the recorded investment in impaired loans by segment, including loans for which no impairment is recorded, loans for which an impairment is recorded, and the resulting allowance for the impairment by segment as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
	Carrying Amount	Unpaid Principal Balance	Associated Allowance	Carrying Amount	Unpaid Principal Balance	Associated Allowance
With no specific allowance recorded:
Commercial Real Estate	$1,564,681	$2,433,148	$-	$1,584,352	$1,852,852	$-
Construction and Land Development	-	-	-	892,017	2,962,017	-
Multi-Family Real Estate	-	-	-	-	-	-
1-4 Family Residential Real Estate	3,269,042	3,492,673	-	4,560,823	4,872,752	-
Consumer	430,612	439,605	-	433,793	442,786	-
With an allowance recorded:
Commercial Real Estate	6,007,142	6,007,142	210,800	10,610,496	10,610,496	1,121,500
Construction and Land Development	1,839,186	1,839,186	177,000	2,409,328	2,409,328	237,000
Multi-Family Real Estate	-	-	-	1,558,628	1,558,628	201,500
1-4 Family Residential Real Estate	708,363	708,363	91,400	606,546	606,546	85,111
Consumer	230,224	230,224	111,041	173,271	173,271	115,683
Total:
Commercial Real Estate	7,571,823	8,440,290	210,800	12,194,848	12,463,348	1,121,500
Construction and Land Development	1,839,186	1,839,186	177,000	3,301,345	5,371,345	237,000
Multi-Family Real Estate	-	-	-	1,558,628	1,558,628	201,500
1-4 Family Residential Real Estate	3,977,405	4,201,036	91,400	5,167,369	5,479,298	85,111
Consumer	660,836	669,829	111,041	607,064	616,057	115,683
	$14,049,250	$15,150,341	$590,241	$22,829,254	$25,488,676	$1,760,794

The following table summarizes the average balances and interest income recognized related to impaired loans for the nine months ended September 30, 2011.

	Average Balance	Interest Income
Commercial Real Estate	$9,524,040	$321,853
Construction and Loan Development	2,689,228	-
Multi-Family Real Estate	519,543	-
1-4 Family Residential Real Estate	5,080,837	205,366
Consumer	882,549	32,816
	$18,696,197	$560,035

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

INDEX

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

The following table summarizes the recorded investment in loan segments by credit quality indicator as of September 30, 2011 and December 31, 2010.  Past due status is reported as of September 30, 2011 and December 31, 2010.  Internal classification ratings reflect the most recent classification assigned generally based on an annual review.

Commercial Loans
Credit risk profile by internally assigned grade

	September 30, 2011				December 31, 2010
	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	Total	Commercial Real Estate	Construction and Land Development	Multi-Family Real Estate	Total
Grade:
Pass	$46,381,751	$251,374	$47,595,337	$94,228,462	$53,092,384	$892,411	$53,291,156	$107,275,951
Watch	5,257,137	-	4,234,880	9,492,017	3,966,560	-	2,611,386	6,577,946
Special Mention	2,448,733	-	-	2,448,733	-	-	-	-
Substandard	7,361,023	1,662,186	-	9,023,209	11,073,348	3,064,345	1,357,128	15,494,821
Doubtful	210,800	177,000	-	387,800	1,121,500	237,000	201,500	1,560,000
	$61,659,444	$2,090,560	$51,830,217	$115,580,221	$69,253,792	$4,193,756	$57,461,170	$130,908,718

Residential Real Estate and Consumer Loans
Credit risk profile based on delinquency status

	September 30, 2011				December 31, 2010
	1-4 Family Residential Real Estate	Second Mortgage	Other Consumer Loans	Total	1-4 Family Residential Real Estate	Second Mortgage	Other Consumer Loans	Total
Current	$132,486,662	$45,710,813	$17,374,361	$195,904,479	$137,430,650	$50,136,653	$17,590,417	$205,157,720
Past due 30-89 days	868,253	469,409	221,844	1,408,172	1,473,094	786,900	203,341	2,463,335
Past due 90 days and greater	2,297,241	435,512	50,461	2,601,905	2,157,577	425,500	37,669	2,620,746
	$135,652,156	$46,615,734	$17,646,666	$199,914,556	$141,061,321	$51,349,053	$17,831,427	$210,241,801

INDEX

An aging analysis of the recorded investment in loans by segment at September 30, 2011 and December 31, 2010 is summarized as follows.

	30-89 Days	90 Days Past Due
	Past Due	and Greater	Total Past Due	Current	Total
September 30, 2011
Commercial Loans:
Commercial Real Estate	$27,304	$1,162,500	$1,189,804	$60,496,944	$61,686,748
Construction and Land Development	-	-	-	2,090,560	2,090,560
Multi-Family Real Estate	-	-	-	51,830,217	51,830,217
1-4 Family Residential Real Estate	716,919	2,115,932	2,832,851	132,819,305	135,652,156
Consumer:
Second mortgage	469,409	435,512	904,921	45,710,813	46,615,734
Other consumer loans	221,844	50,461	272,305	17,374,361	17,646,666
	$1,435,476	$3,764,405	$5,199,881	$310,322,200	$315,522,081

December 31, 2010
Commercial Loans:
Commercial Real Estate	$-	$440,193	$440,193	$68,813,599	$69,253,792
Construction and Land Development	-	1,411,752	1,411,752	2,782,004	4,193,756
Multi-Family Real Estate	373,518	1,558,628	1,932,146	55,529,024	57,461,170
1-4 Family Residential Real Estate	1,473,094	2,157,577	3,630,671	137,430,650	141,061,321
Consumer:
Second mortgage	786,900	425,500	1,212,400	50,136,653	51,349,053
Other consumer loans	203,341	37,669	241,010	17,590,417	17,831,427
	$2,836,853	$6,031,319	$8,868,172	$332,282,347	$341,150,519

Nonaccrual loans at September 30, 2011 and December 31, 2010 by segment are summarized below:

Commercial Loans:	September 30, 2011	December 31, 2010
Commercial Real Estate	$1,312,549	$5,408,650
Construction and Land Development	1,839,186	1,679,839
Multi-Family Real Estate	-	1,558,628
1-4 Family Residential Real Estate	2,115,931	2,459,406
Consumer:
Second mortgage	434,548	425,500
Other consumer loans	50,461	37,669
	$5,752,675	$11,569,692

Troubled debt restructurings (TDR) are loans on which, due to the borrower’s financial difficulties, a concession has been granted that would not otherwise be considered.  In most cases, modifications of loan terms that could potentially qualify as a TDR include reduction of contractual interest rate, extension of the maturity date or a reduction of the principal balance.  A TDR is placed on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.  All loans classified as TDR’s are considered to be impaired.

INDEX

The following table summarizes loans that have been restructured during the three and nine months ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
Troubled debt restructurings:
Commercial Real Estate	-	$-	$-	$3	$5,919,269	$5,919,269
Construction and Land Development	1	743,761	743,761	1	743,761	743,761
Multi-Family Real Estate	-	-	-	-	-	-
1-4 Family Residential Real Estate	4	353,542	359,830	13	2,610,345	2,652,836
Consumer	3	63,440	64,485	11	359,441	338,432
Total:	8	$1,160,743	$1,168,076	29	$9,632,816	$9,654,298

The TDR's described above increased the allowance for loan losses by none and $120,501 for the three and nine months ended September 30, 2011, respectively and resulted in chargeoffs none and $33,500 for the three and nine months ended September 30, 2011, respectively.  The TDR’s generally include terms to reduce the interest rate and extend payment terms.  The difference between the post-restructuring recorded investment compared to the pre-restructuring recorded investment is due to charge-offs or capitalization of interest.  One 1-4 family residential real estate loan received an advance of additional funds of approximately $26,000.

A restructured loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.  The following table summarizes, as of September 30, 2011, loans that were restructured within the last 12 months that have subsequently defaulted during the reported period:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Principal Balance of Defaulted Loans	Number of Loans	Principal Balance of Defaulted Loans

Commercial Real Estate	-	$-	-	$-
Construction and Land Development	-	-	-	-
Multi-Family Real Estate	-	-	-	-
1-4 Family Residential Real Estate	2	326,508	4	1,839,403
Consumer	2	158,008	2	158,008
Total:	4	$484,516	6	$1,997,411

5.           FAIR VALUE

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, define fair value, establish a framework for measuring fair value and expand disclosures about fair value measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at September 30, 2011 or December 31, 2010.  The Company’s securities available-for-sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as other real estate owned and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair value accounting or write-downs of individual assets.

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

Fair value measurements for assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at September 30, 2011

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Debt securities:
State and local obligations	$-	$9,035,713	$-	$9,035,713
Mortgage-backed securities	-	19,777,905	-	19,777,905
Collateralized mortgage obligations	-	28,672,019	-	28,672,019
Corporate bonds	3,369,230	-	-	3,369,230
U.S. Government agencies	-	7,243,900	-	7,243,900
Total securities available-for-sale	$3,369,230	$64,729,537	$-	$68,098,767

	Fair Value Measurements at December 31, 2010

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Securities available-for-sale
State and local obligations	$-	$4,989,663	$-	$4,989,663
Mortgage-backed securities	-	13,862,829	-	13,862,829
Collateralized mortgage obligations	-	19,288,124	-	19,288,124
Corporate bonds	1,601,236	-	-	1,601,236
U.S. Government agencies	-	8,693,919	-	8,693,919
Total securities available-for-sale	$1,601,236	$46,834,535	$-	$48,435,771

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

INDEX

The fair value of these securities is based on management’s best estimates.  The Company’s policy is to recognize transfer between levels at the end of each reporting period, if applicable.  There were no transfers between levels during the nine months ended September 30, 2011.

Fair value measurements for assets measured at fair value on a non-recurring basis were as follows:

	Fair Value Measurements at September 30, 2011

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$-	$-	$8,194,674	$8,194,674
Foreclosed real estate	-	-	1,386,542	1,386,542
Total	$-	$-	$9,581,216	$9,581,216

	Fair Value Measurements at December 31, 2010

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$-	$-	$13,597,475	$13,597,475
Foreclosed real estate	-	-	4,586,399	4,586,399
Total	$-	$-	$18,183,874	$18,183,874

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

Restricted equity securities: The fair value of this untraded stock is estimated at its carrying value because the Company is able to redeem the stock with the Federal Home Loan Bank and Federal Reserve Bank at par value.

INDEX

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

Deposits:  Fair values disclosed for demand, negotiable order of withdrawal (NOW), savings and money market savings deposits equal their carrying amounts, which represent the amount payable on demand.  Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregate expected monthly maturities on time deposits.

Borrowed funds: The fair value of borrowed funds is estimated based on discounted cash flows using currently available borrowing rates.

Accrued interest receivable and payable: The fair values of both accrued interest receivable and payable are their carrying amounts.

Commitments to extend credit:  The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.  At September 30, 2011 and December 31, 2010, the carrying amount and fair value of the commitments were not significant.

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(nearest 000)		(nearest 000)
Financial assets:
Cash and due from banks	$16,960,499	$16,960,000	$20,603,808	$20,604,000
Investments in certificates of deposit	4,576,000	4,576,000	12,689,000	12,689,000
Securities available-for-sale	68,098,767	68,099,000	48,435,771	48,436,000
Restricted equity securities	3,430,600	3,431,000	3,017,200	3,017,000
Loans, net	308,439,379	321,063,000	334,460,567	341,055,000
Loans held for sale	469,720	470,000	332,178	332,000
Accrued interest receivable	1,622,117	1,622,000	1,754,292	1,754,000
Financial liabilities:
Deposits	347,025,034	349,855,000	349,832,904	353,328,000
Borrowed funds	27,250,000	28,290,000	49,250,000	51,118,000
Accrued interest payable	46,176	46,000	162,034	162,000

6.           OPERATING SEGMENTS

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker.  The Company has determined that it has two reportable segments:  a traditional banking segment and a nonbank segment.  The traditional banking segment consists of the Company and its banking subsidiary, First Federal Savings Bank of Iowa.  Following its recent conversion from a federal savings bank to an Iowa state chartered bank, the Bank operates as a state commercial bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The nonbank segment, which is set forth under the caption “All Others” below, consists of the operations of the subsidiaries under the Bank, and includes real estate abstracting services, insurance and investment services, and ownership of low-income housing tax credit apartment complexes.

INDEX

Transactions between affiliates, the resulting revenues of which are shown in the inter-segment revenue category, are conducted at market prices that would be paid if the companies were not affiliates.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$4,986,912	$-	$4,986,912	$15,282,408	$-	$15,282,408
Interest expense	1,308,084	26,636	1,334,720	4,383,237	80,778	4,464,015
Net interest income (loss)	3,678,828	(26,636)	3,652,192	10,899,171	(80,778)	10,818,393
Provision for loan losses	350,000	-	350,000	1,135,000	-	1,135,000
Net interest income (loss) after
provision for loan losses	3,328,828	(26,636)	3,302,192	9,764,171	(80,778)	9,683,393
Noninterest income	1,528,845	431,757	1,960,602	4,149,373	1,284,875	5,434,248
Securities gains, net	85,614	-	85,614	115,655	-	115,655
Noninterest expense	3,593,532	405,811	3,999,343	11,044,296	1,232,291	12,276,587
Income (loss) before income taxes	1,349,755	(690)	1,349,065	2,984,903	(28,194)	2,956,709
Provision for income taxes	318,500	6,500	325,000	676,400	18,200	694,600
Net income (loss)	$1,031,255	$(7,190)	$1,024,065	$2,308,503	$(46,394)	$2,262,109
Inter-segment revenue (expense)	$153,012	$(153,012)	$-	$428,072	$(428,072)	$-
Total assets	$426,207,491	$3,512,127	$429,719,618	$426,207,491	$3,512,127	$429,719,618
Total deposits	$347,025,034	$-	$347,025,034	$347,025,034	$-	$347,025,034

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$5,476,474	$-	$5,476,474	$16,858,095	$-	$16,858,095
Interest expense	1,914,529	27,770	1,942,299	5,844,982	83,876	5,928,858
Net interest income (loss)	3,561,945	(27,770)	3,534,175	11,013,113	(83,876)	10,929,237
Provision for loan losses	168,000	-	168,000	2,578,000	-	2,578,000
Net interest income (loss) after
provision for loan losses	3,393,945	(27,770)	3,366,175	8,435,113	(83,876)	8,351,237
Noninterest income	1,787,587	410,481	2,198,068	4,462,737	1,274,235	5,736,972
Securities gains, net	-	-	-	7,652	-	7,652
Noninterest expense	3,499,150	388,221	3,887,371	10,601,520	1,241,777	11,843,297
Income (loss) before taxes	1,682,382	(5,510)	1,676,872	2,303,982	(51,418)	2,252,564
Provision for income taxes	503,400	8,500	511,900	583,700	4,300	588,000
Net income	$1,178,982	$(14,010)	$1,164,972	$1,720,282	$(55,718)	$1,664,564
Inter-segment revenue (expense)	$172,138	$(172,138)	$-	$525,334	$(525,334)	$-
Total assets	$451,792,043	$3,582,560	$455,374,603	$451,792,043	$3,582,560	$455,374,603
Total deposits	$349,147,741	$-	$349,147,741	$349,147,741	$-	$349,147,741

7.           CURRENT ACCOUNTING DEVELOPMENTS

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements, which amends ASC 820-10 to require new disclosures about transfers in and out of Level 1 and Level 2 fair value measurements and the roll forward activity in Level 3 fair value measurements.  ASU 2010-06 also clarifies existing disclosure requirements regarding the level of disaggregation of each class of assets and liabilities within a line item in the statement of financial condition and clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures about the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The Company’s adoption of this guidance did not have an impact on its financial statements.

INDEX

In July 2010, the FASB issued ASU 2010-20, Disclosures about Credit Quality of Financing Receivables and the Allowance for Credit Losses, which amends ASC 310, Receivables, by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses.  The objective of enhancing these disclosures is to improve a financial statement user’s understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes.  The new and amended disclosures that relate to information as of the end of a reporting period are effective for the first interim or annual reporting periods ending on or after December 15, 2010, which for the Company was the annual reporting period ending December 31, 2010.  However, the disclosures that include information for activity that occurs during a reporting period are effective for the first interim or annual periods beginning after December 15, 2010, which for the Company was the quarterly period beginning January 1, 2011.  Those disclosures include the activity in the allowance for credit losses for each period. In January 2011, the FASB temporarily delayed the effective date of the disclosures required for troubled debt restructured loans (TDR) for public companies.  Since the provisions of ASU 2010-20 are disclosure related, the Company’s adoption of this guidance has not and is not expected to have an impact on its financial statements.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which amended guidance clarifying for creditors which restructured loans are considered TDR.  To qualify as a TDR, a creditor must separately conclude that the restructuring constitutes a concession and that the debtor is experiencing financial difficulty.  The amended guidance is effective for public companies for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company adopted this guidance effective July 1, 2011.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In June 2011, FASB issued ASU No. 2011-05, Amendments to Topic 220, Comprehensive Income. Under the amendments in this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company adopted this guidance effective September 30, 2011. The adoption did not have a material impact on the Company's consolidated financial statements.

In September 2011, FASB issued ASU No. 2011-09, Disclosures about an Employer’s Participation in a Multiemployer Plan.  For employers that participate in multiemployer pension plans, this guidance requires an employer to provide additional quantitative and qualitative disclosures. The amended disclosures provide users with more detailed information about an employer’s involvement in multiemployer pension plans.  For public entities, this guidance is effective for annual periods for fiscal years ending after December 15, 2011, which for the Company is December 31, 2011 and should be applied retrospectively for all prior periods presented.  The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

8.           SUBSEQUENT EVENT

Subsequent events have been evaluated through the date financial statements included herein are filed with the Securities and Exchange Commission.  Through that date, there were no events requiring recognition or disclosure.

INDEX

Item 2.  Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries, including the Bank, that are subject to various factors which could cause actual results to differ materially from these estimates, including those set forth in Part I, Item 1A — Risk Factors included in the Company’s 2010 Annual Report on Form 10-K and in Part II, Item 1A — Risk Factors included in this Quarterly Report on Form 10-Q.  These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments.  The Company’s actual results may differ from the results discussed in the forward-looking statements.  The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking statements contained herein.

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

Management believes the following were important factors in the Company’s performance during the three and nine month periods ended September 30, 2011:

•
The Bank completed its conversion to a state-chartered commercial bank from a federally-chartered stock savings bank and has become a member of The Federal Reserve Bank of Chicago.  The Company completed a reorganization to a bank holding company from a savings and loan holding company.

•
Loans amounted to $313.5 million as of September 30, 2011 compared to $340.6 million as of December 31, 2010, representing a decrease of 8.0%.  The decline in the loan portfolio is primarily the result of a decrease in loan volume due to low demand for new loans as payments and prepayments exceeded originations in most loan categories.

•
Nonperforming assets decreased $9.0 million from $16.2 million at December 31, 2010 to $7.2 million at September 30, 2011.  The Bank recorded a provision for loan losses of $350,000 and $1.1 million for the three and nine months ended September 30, 2011 compared to $168,000 and $2.6 million for the same periods in 2010.  The Company continues to monitor its loan portfolio with the objective of minimizing defaults or write-downs. Despite these actions, the possibility of additional losses in loans and losses in the value of real estate owned can not be eliminated.

•
Capital remains strong with stockholders equity as a percentage of total assets increasing to 12.1% at September 30, 2011 from 10.9% at December 31, 2010. The Bank continues to be considered “well capitalized” under regulatory capital requirements with a total risk based capital ratio of 18.2% at September 30, 2011.

•	The Company has increased liquidity as it continues investing funds in securities available-for-sale.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President in July 2010.  Among other things, the Dodd-Frank Act significantly impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation will entail new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years.  Many of the provisions of the Dodd-Frank Act affecting the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act.

INDEX

Of particular significance is that on July 21, 2011, the Dodd-Frank Act marked its one year anniversary, at which time certain important provisions pertaining to the operations of depository institutions became effective.  For example, effective on July 21, 2011, the Dodd-Frank Act repealed the federal prohibition on the payment of interest on demand deposits, thereby permitting (but not requiring) depository institutions to pay interest on commercial transaction and other accounts.  The ultimate impact of this change in law on the operations of the Company and Bank has not yet been determined, as it will largely depend on market activity.

July 21, 2011 was also the designated transfer date under the Dodd-Frank Act for the formal transfer of rulemaking functions under the federal consumer financial laws from each of the various federal banking agencies to a new governmental entity known as the Consumer Financial Protection Bureau (“CFPB”) that is charged with the mission of protecting consumer interests.  The CFPB is responsible for administering and carrying out the purposes and objectives of the “Federal consumer financial laws, and to prevent evasions thereof,” with respect to all financial institutions that offer financial products and services to consumers.  The CFPB is also authorized to prescribe rules applicable to any covered person or service provider identifying and prohibiting acts or practices that are “unfair, deceptive, or abusive” in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.  With its broad rulemaking powers, the new CFPB has the potential to reshape the consumer financial laws through rulemaking and enforcement of rules concerning unfair, deceptive or abusive practices, which may directly impact the business operations of financial institutions offering consumer financial products or services including the Bank.

Other recent developments under the Dodd-Frank Act include the Federal Reserve’s issuance of a final rule under the so-called Durbin Amendment establishing standards for debit card interchange fees and prohibiting network exclusivity arrangements and routing restrictions for electronic debit transactions.  Under the final rule, the maximum permissible interchange fee that an issuer may receive for an electronic debit transaction will be the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. This provision regarding debit card interchange fees became effective on October 1, 2011.  Among other provisions, the final rule also prohibits all issuers and networks from restricting the number of networks over which electronic debit transactions may be processed to less than two unaffiliated networks. The effective date for the network exclusivity prohibition is April 1, 2012.  A statutory exemption from the debit card interchange fee standards is provided for the Bank and other issuers that, together with their affiliates, have assets of less than $10 billion.  Notwithstanding the availability of this exemption, the ultimate impact and effectiveness of this exemption for small issuers such as the Bank, with respect to the debit card interchange fee standards, remains to be seen.

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

INDEX

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

INDEX

FINANCIAL CONDITION

Total assets decreased $22.5 million, or 5.0%, to $429.7 million at September 30, 2011, from $452.3 million at December 31, 2010.  The decrease in assets was primarily due to a decrease in net loans receivable, cash and due from banks, investments in certificates of deposits and foreclosed real estate, offset in part by an increase in securities available-for-sale.  During the nine months ended September 30, 2011, cash balances and cash provided by loan payments and prepayments, securities sales, maturities, and paydowns, as well as maturities of investments in certificates of deposit were used in part to purchase $32.2 million of securities available-for-sale.  These cash flows were also utilized in reducing the amount of outstanding borrowed funds.

Net loans receivable decreased by $26.0 million, or 7.8%, to $308.4 million at September 30, 2011, from $334.5 million at December 31, 2010, primarily due to payments and prepayments of $74.7 million and loan sales of $23.7 million during the nine months ended September 30, 2011. These payments, prepayments, and loan sales were offset in part by the origination of $54.0 million of first mortgage loans primarily secured by one-to-four family residences and commercial real estate, and the origination of $20.2 million of consumer loans during the nine months ended September 30, 2011. The Company generally sells fixed-rate residential loans originated with maturities of more than 15 years in the secondary mortgage market in order to reduce interest rate risk.  The decrease in the loan portfolio was primarily due to general decreases in demand for new loans.

The Company has also significantly restricted any new out-of-state lending due to prevailing market conditions. At September 30, 2011, the Company’s loan portfolio included $77.1 million of loans secured by out-of-state properties, compared to $91.5 million at December 31, 2010.  These loans represented 24.4% of the Company’s total loan portfolio at September 30, 2011 compared to 26.9% at December 31, 2010 and are primarily multifamily and commercial real estate loans.  The Company originated $5.5 million of new out-of-state loan originations secured by multi-family and commercial real estate for the nine months ended September 30, 2011.  There were no purchases of commercial loans secured by out-of-state properties during the nine months ended September 30, 2011.

INDEX

The following table provides information regarding nonaccrual loans and nonperforming assets.

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

First mortgage loans:
One- to four-family residential	$2,115	$2,460
Multifamily and commercial properties	3,152	8,647
Consumer loans	485	463
Total nonaccrual loans	5,752	11,570

90 days past due loans (still
accruing interest)	-	-
Other nonperforming loans	-	-
Total nonperforming loans	5,752	11,570

Total foreclosed real estate	1,387	4,586
Other nonperforming assets	20	-
Total nonperforming assets	$7,159	$16,156

Total nonaccrual loans to net loans receivable	1.87%	3.46%
Total nonaccrual loans to total assets	1.34%	2.56%
Total nonperforming assets to total assets	1.67%	3.57%

The allowance for loan loss was $5.1 million at September 30, 2011, compared to $6.1 million at December 31, 2010.  The allowance for loan losses at September 30, 2011 was 1.6% of loans and 88.1% of nonperforming loans, compared to 1.8% of loans and 53.1% of nonperforming loans at December 31, 2010.

The improvement in nonperforming assets for the nine months ended September 30, 2011 is primarily the result of the sale of foreclosed commercial real estate and the sales of commercial properties collateralizing certain nonperforming commercial loans resulting in the settlement of the loan balance and a decline in the identification of new impaired loans and further impairments.  Two commercial foreclosed real estate properties with total balances of $2.2 million were sold.  Three nonperforming commercial loans with total balances of $5.1 million were settled with sales of the underlying collateral.

Management believes that the allowance for loan losses was adequate as of September 30, 2011.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.  Due to potential changes in the real estate markets, it is at least reasonably possible that management’s assessment will change in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Deposits decreased $2.8 million, or 0.8%, to $347.0 million at September 30, 2011, from $349.8 million at December 31, 2010, primarily reflecting decreases in certificates of deposits and interest bearing demand deposits of $5.6 million and $1.5 million, respectively, offset in part by increases in noninterest bearing deposits, money market and savings accounts of $1.5 million, $1.1 million and $1.7 million, respectively. Borrowings, which consist of FHLB advances, decreased $22.0 million, or 44.7%, to $27.3 million at September 30, 2011, from $49.3 million at December 31, 2010.  This decrease was due to the normal repayment of borrowings upon maturity.

INDEX

Total stockholders’ equity increased $3.0 million, or 6.0%, to $52.1 million at September 30, 2011, from $49.2 million at December 31, 2010, primarily due to earnings for the 2011 period and an increase in accumulated other comprehensive gains, offset in part by dividends paid to stockholders.

RESULTS OF OPERATIONS

The following table shows selected financial results and ratios.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$1,024,065	$1,164,972	$2,262,109	$1,664,564

Average assets	436,601,917	459,220,298	447,354,057	457,264,518
Average stockholders equity	51,412,009	49,249,927	50,387,357	48,956,687

Return on assets	0.94%	1.01%	0.67%	0.49%

Return on equity	7.97%	9.46%	5.99%	4.53%

Efficiency ratio	71.25%	67.82%	75.54%	71.06%

Definitions of ratios:

Return on assets - annualized net income divided by average assets.
Return on equity - annualized net income divided by average stockholders equity.
Efficiency ratio - noninterest expense divided by the sum of noninterest income plus net interest income.

Net Income.  Net income decreased by $141,000 to $1.0 million for the quarter ended September 30, 2011, compared to $1.2 million for the quarter ended September 30, 2010.  The decrease in net income was primarily due to an increase in provision for loan losses and noninterest expenses and a decrease in noninterest income, offset in part by an increase in net interest income and securities gains.

Net income increased by $598,000 to $2.3 million for the nine months ended September 30, 2011, compared to $1.7 million for the nine months ended September 30, 2010.  The increase in net income was primarily due to a decrease in provision for loan losses and increase in securities gains, offset in part by a decrease in net interest income and noninterest income and an increase in noninterest expenses.

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

INDEX

	Three months ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans	$318,578,101	$4,479,035	5.60%	$353,016,079	$5,141,320	5.80%
Securities	71,179,231	483,212	2.72%	43,673,555	277,478	2.54%
Investments in certificates of deposit	6,813,889	18,907	1.11%	13,855,079	47,427	1.37%
Interest-bearing cash	10,216,280	5,758	0.22%	18,690,576	10,249	0.22%
Total interest-earning assets	406,787,501	4,986,912	4.86%	429,235,289	5,476,474	5.04%
Noninterest-earning assets	29,814,416			29,985,009
Total assets	$436,601,917			$459,220,298

Liabilities and Equity:
Interest-bearing liabilities:
Demand and money market savings	$151,125,088	$257,968	0.68%	$136,633,563	$270,415	0.79%
Savings	32,689,711	7,955	0.10%	30,378,618	12,214	0.16%
Certificates of Deposit	146,245,461	831,941	2.26%	165,400,775	1,061,771	2.55%
Borrowed funds	30,061,649	236,856	3.13%	54,704,301	597,899	4.34%
Total interest-bearing liabilities	360,121,909	1,334,720	1.47%	387,117,257	1,942,299	1.99%
Noninterest-bearing liabilities	25,067,999			22,853,114
Total liabilities	385,189,908			409,970,371
Equity	51,412,009			49,249,927
Total liabilities and equity	$436,601,917			$459,220,298

Net interest income		$3,652,192			$3,534,175

Net interest rate spread			3.39%			3.05%
Net interest margin			3.57%			3.26%

Ratio of average interest-earnings assets to
average interest-bearing liabilities			112.96%			110.88%

	Nine months ended September 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Loans	$325,793,773	$13,837,868	5.66%	$364,346,611	$15,988,721	5.85%
Securities	64,553,592	1,338,254	2.76%	35,761,476	753,531	2.81%
Investments in certificates of deposit	8,750,816	77,926	1.19%	8,077,388	84,714	1.40%
Interest-bearing cash	16,894,188	28,360	0.22%	19,405,024	31,129	0.21%
Total interest-earning assets	415,992,369	15,282,408	4.90%	427,590,499	16,858,095	5.26%
Noninterest-earning assets	31,361,688			29,674,019
Total assets	$447,354,057			$457,264,518

Liabilities and Equity:
Interest-bearing liabilities:
Demand and money market savings	$154,386,948	$916,871	0.79%	$126,609,624	$680,146	0.72%
Savings	32,506,907	29,797	0.12%	30,361,994	42,658	0.19%
Certificates of Deposit	149,988,670	2,584,412	2.30%	170,609,619	3,306,562	2.59%
Borrowed funds	35,858,138	932,935	3.48%	58,029,770	1,899,492	4.38%
Total interest-bearing liabilities	372,740,663	4,464,015	1.60%	385,611,007	5,928,858	2.06%
Noninterest-bearing liabilities	24,226,037			22,696,824
Total liabilities	396,966,700			408,307,831
Equity	50,387,357			48,956,687
Total liabilities and equity	$447,354,057			$457,264,518

Net interest income		$10,818,393			$10,929,237

Net interest rate spread			3.30%			3.20%
Net interest margin			3.46%			3.40%

Ratio of average interest-earnings assets to
average interest-bearing liabilities			111.60%			110.89%

INDEX

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest income before provision for loan losses increased by $118,000, or 3.3%, to $3.7 million for the quarter ended September 30, 2011, from $3.5 million for the quarter ended September 30, 2010.  The increase was primarily due to an increase in net interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) and a decrease in the average balance of interest-bearing liabilities, principally offset by a decrease in the average balance of interest-earning assets.  The interest rate spread increased to 3.39% for the quarter ended September 30, 2011, from 3.05% for the quarter ended September 30, 2010.  The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Net interest income before provision for loan losses decreased by $111,000, or 1.0%, to $10.8 million for the nine months ended September 30, 2011, from $10.9 million for the nine months ended September 30, 2010.  The slight decrease was primarily due to a decrease in the average balance of interest-earning assets, offset by a decrease in the average balance of interest-bearing liabilities and increase in net interest rate spread.  The interest rate spread increased to 3.30% for the nine months ended September 30, 2011, from 3.20% for the nine months ended September 30, 2010.  The increase in interest rate spread reflects a decrease in the cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, a review of classified loans, a realistic determination of value and adequacy of underlying collateral, levels and trends of loan categories, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio.  The Company’s provision for loan losses was $350,000 and $168,000 for the quarters ended September 30, 2011 and 2010, respectively, representing an increase of $182,000, or 108.3%.  The provision for loan loss for the three months ended September 30, 2010 was favorably impacted as a result of a reduction of an impairment taken in a prior period based on new information resulting in an increase in probability of collection of the loan. The Company’s provision for loan losses was $1.1 million and $2.6 million for the nine months ended September 30, 2011 and 2010, respectively, representing a decrease of $1.4 million, or 56.0%.  The provision for loan loss for the three  and nine months ended September 30, 2011 was impacted in part by the overall reduction in the size of the loan portfolio and the reduction in the identification of new impaired loans and further impairments.

Noninterest Income.  The following table shows the changes in the components of noninterest income.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	Change %	2011	2010	Change	Change %
Noninterest income:
Fees and service charges	$1,247,141	$1,266,139	$(18,998)	-1.5%	$3,627,806	$3,559,002	$68,804	1.9%
Abstract fees	141,193	175,187	(33,994)	-19.4%	424,698	481,871	(57,173)	-11.9%
Mortgage banking income	247,421	350,701	(103,280)	-29.4%	471,488	591,656	(120,168)	-20.3%
Loan prepayment fees	1,904	2,273	(369)	-16.2%	15,359	29,477	(14,118)	-47.9%
Other income:
Increase in CSV - BOLI	60,951	62,610	(1,659)	-2.6%	178,552	183,564	(5,012)	-2.7%
Investment and Insurance sales	189,575	137,274	52,301	38.1%	557,972	484,691	73,281	15.1%
Foreclosed real estate net earnings	(58,744)	(34,799)	(23,945)	68.8%	(254,047)	(87,456)	(166,591)	190.5%
Rental income	122,711	121,308	1,403	1.2%	367,336	363,907	3,429	0.9%
All other	8,450	117,375	(108,925)	-92.8%	45,084	130,260	(85,176)	-65.4%
Total other income	$322,943	$403,768	$(80,825)	-20.0%	$894,897	$1,074,966	$(180,069)	-16.8%

Total noninterest income	$1,960,602	$2,198,068	$(237,466)	-10.8%	$5,434,248	$5,736,972	$(302,724)	-5.3%

INDEX

Total noninterest income decreased by $237,000, or 10.8%, to $2.0 million for the quarter ended September 30, 2011, from $2.2 million for the quarter ended September 30, 2010.  Total noninterest income decreased by $303,000, or 5.3%, to $5.4 million for the nine months ended September 30, 2011, from $5.7 million for the nine months ended September 30, 2010. Various factors account for the general decrease in noninterest income, including a decrease in abstract fees due to additional competition in our market and reduced mortgage loan demand compared to prior year levels.  Mortgage banking income also decreased due to a decrease in the volume of loans sold in the secondary market.  The decrease in other income was primarily a result of increases in net losses and expenses related to foreclosed real estate and a $90,000 payment that the Company received in 2010 from the Federal Deposit Insurance Corporation (“FDIC”) for uninsured balances maintained at an institution closed by the FDIC in 2008.  The uninsured balance had previously been written off as uncollectible.  Income from investment and insurance sales increased as a result of a larger sales staff.

Securities Gains.   Gross security gains from the sale of securities of $86,000 and $116,000 were realized for the three and nine months ended September 30, 2011, respectively, compared to no sale of securities for the three months ended September 30, 2010 and $7,652 of sales for the nine months ended September 30, 2010.  The realized gain for 2011 was related to the sale of five municipal bonds.  The realized gain for 2010 was related to the sale of the mortgage bond mutual fund investment.

Noninterest Expense.  The following table shows the changes in the components of noninterest expense.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change	Change %	2011	2010	Change	Change %
Noninterest expense:
Compensation and employee benefits	$2,033,066	$1,928,708	$104,358	5.4%	$5,823,421	$5,698,440	$124,981	2.2%
Premises and equipment	438,977	460,204	(21,227)	-4.6%	1,386,763	1,445,629	(58,866)	-4.1%
Data processing	218,950	217,465	1,485	0.7%	651,850	660,445	(8,595)	-1.3%
FDIC insurance expense	95,635	135,248	(39,613)	-29.3%	353,707	419,078	(65,371)	-15.6%
Foreclosed real estate impairment	64,251	7,147	57,104	799.0%	453,422	323,605	129,817	40.1%
Other expense:
Advertising and promotions	74,181	93,863	(19,682)	-21.0%	331,100	252,148	78,952	31.3%
Professional fees	207,467	142,612	64,855	45.5%	605,047	440,219	164,828	37.4%
Printing, postage, and supplies	103,707	109,189	(5,482)	-5.0%	334,606	327,859	6,747	2.1%
Checking account charges	59,700	84,788	(25,088)	-29.6%	189,049	253,038	(63,989)	-25.3%
Insurance	35,963	42,092	(6,129)	-14.6%	112,278	127,594	(15,316)	-12.0%
Regulatory fees	14,805	34,290	(19,485)	-56.8%	95,396	97,951	(2,555)	-2.6%
Telephone	37,482	36,615	867	2.4%	111,267	111,595	(328)	-0.3%
Apartment operating costs	86,436	89,265	(2,829)	-3.2%	275,146	263,334	11,812	4.5%
Employee costs	56,696	44,956	11,740	26.1%	164,502	159,275	5,227	3.3%
Card service expenses	177,142	163,024	14,118	8.7%	508,675	471,859	36,816	7.8%
All other	294,885	297,905	(3,020)	-1.0%	880,358	791,228	89,130	11.3%
Total other expense	$1,148,464	$1,138,599	$9,865	0.9%	$3,607,424	$3,296,100	$311,324	9.4%

Total noninterest expense	$3,999,343	$3,887,371	$111,972	2.9%	$12,276,587	$11,843,297	$433,290	3.7%

Total noninterest expense increased by $112,000, or 2.9%, to $4.0 million for the three months ended September 30, 2011, from $3.9 million for the three months ended September 30, 2010.  Total noninterest expense increased by $433,000, or 3.7%, to $12.3 million for the nine months ended September 30, 2011, from $11.8 million for the nine months ended September 30, 2010.  Various factors account for the general increase in noninterest expense, including an increase in compensation and employee benefits primarily due to an increase in pension plan expense and employee severance accrual.  Also, foreclosed real estate impairment increased primarily as a result of further deterioration of foreclosed real estate values indicated by updated appraisals.  The decrease in premises and equipment was related to a decrease in depreciation expense.  FDIC insurance expense decreased as the  result of a new assessment methodology and calculation which became effective for the quarter ended June 30, 2011.  The increase in other expenses was primarily due to increases in legal and professional fees related to loan collection, the conversion to a state charter from a federal thrift charter and other corporate matters, and advertising costs associated with targeted loan and deposit advertising campaigns. Regulatory fees decreased in the quarter ended September 30, 2011 as a result of the conversion to a state charter.

INDEX

Income Taxes.  Provision for income taxes decreased by $187,000, or 36.5%, to $325,000 for the quarter ended September 30, 2011, compared to $512,000 for the quarter ended September 30, 2010.  The decrease in income taxes was primarily due to a decrease in income before taxes and the receipt of new low income housing tax credits.

Provision for income taxes increased by $107,000, or 18.1%, to $695,000 for the nine months ended September 30, 2011, compared to $588,000 for the nine months ended September 30, 2010.  The increase in income taxes was primarily due to an increase in income before taxes, offset in part by the receipt of new low income housing tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business growth.  The Company’s principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and a long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $17.0 million as of September 30, 2011, compared with $20.6 million as of December 31, 2010. The Company had additional borrowing capacity available from the FHLB of approximately $83.4 million at September 30, 2011.  In addition, the Company had $5.0 million in borrowing capacity available through a line of credit with a correspondent bank as of September 30, 2011.  The Company had not drawn on this line of credit as of September 30, 2011.  Net cash from continuing operating activities contributed $5.8 million and $4.5 million to liquidity for the nine months ended September 30, 2011 and 2010, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at September 30, 2011.

On January 9, 2009, the Company issued $10.2 million of our Series A Preferred Stock and an associated Warrant to purchase the Company’s common stock under a program offered by the U.S. Department of the Treasury (“Treasury”).  Although the Bank would have remained “well capitalized” without these funds, this new equity investment increased the capacity to support economic activity and growth in each of the communities served by the Bank through responsible lending.

On August 15, 2011, the Company paid an aggregate cash dividend of $127,500 on the Fixed Rate Cumulative Perpetual Preferred Stock, Series A issued to the Treasury.  On August 26, 2011, the Company declared a cash dividend of $0.01 per common share on its common stock, which was paid on October 7, 2011 to stockholders of record as of September 16, 2011.

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

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I Capital to Risk-Weighted Assets and of Tier I Capital to Average Assets.  Management believes the Bank met all capital adequacy requirements to which they were subject as of September 30, 2011.

INDEX

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000's)		(000's)		(000's)
As of September 30, 2011:
Total Capital (to risk-weighted assets)	$52,238	18.2%	$22,930	8.0%	$28,663	10.0%
Tier I Capital (to risk-weighted assets)	48,637	17.0	11,465	4.0	17,198	6.0
Tier I Capital (to average assets)	48,637	11.1	17,519	4.0	21,898	5.0

As of December 31, 2010:
Total Capital (to risk-weighted assets)	$50,029	16.5%	$24,194	8.0%	$30,242	10.0%
Tier I Capital (to risk-weighted assets)	46,278	15.3	12,097	4.0	18,145	6.0
Tier I (Core) Capital (to adjusted assets)	46,278	10.2	18,096	4.0	22,620	5.0
Tangible Capital (to adjusted assets)(1)	46,278	10.2	6,786	1.5	-	-

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

The Company uses the same credit policies in making commitments and conditional obligations as it does for instruments reflected in its statement of financial condition. The Company requires collateral or other security to support financial instruments with credit risks.

No material changes in the Company’s off-statement of financial condition arrangements occurred during the nine months ended September 30, 2011.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

The following risk factor updates our disclosure of risk factors included in Item 1A. to Part 1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The downgrade of U.S. government securities by the credit rating agencies could have a material adverse effect on the Company’s operations, earnings, and financial condition.

The recent debate in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy recently resulted in a downgrade of U.S. government securities by Standard & Poor’s, one of the three major credit rating agencies, in August 2011. While the federal banking agencies including the Federal Reserve and the FDIC have issued guidance indicating that, for risk-based capital purposes, the risk weights for U.S. Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not be affected by the downgrade, the downgrade and the possible future downgrade of the federal government’s credit rating by one or both of the other two major rating agencies, could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, may adversely affect the Company’s operations, earnings, and financial condition.

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
101
Interactive data files: (i) Consolidated Statements of Financial Condition at September 30, 2011 and December 31, 2010 (unaudited), (ii) Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2011 and 2010 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2011 and 2010; (iv) Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2011 and 2010 (unaudited), (v) Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and (vi) Notes to Consolidated Financial Statements.**

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

                                                            NORTH CENTRAL BANCSHARES, INC.

Date: November 9, 2011	BY: /s/ David M. Bradley
David M. Bradley, Chairman, President & CEO

Date: November 9, 2011	BY: /s/ Jane M. Funk
Jane M. Funk, Chief Financial Officer and Treasurer