Form 10-K
period 2011-12-31
NORTH CENTRAL BANCSHARES INC
filed 2012-03-09
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934: For the fiscal year ended December 31, 2011

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

Yes ☐           No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of the common stock as of June 30, 2011 was $19,825,000.  Soley for purposes of this calculation, the term “affiliate” includes all directors and executive officers of the registrant as well as the First Federal Savings Bank of Iowa 401(k) and Stock Ownership Plan, which beneficially owns more than 10% of the registrant’s voting securities.

As of March 1, 2012, there were issued and outstanding 1,357,073 shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the Proxy Statement for the registrant’s 2012 Annual Meeting of Shareholders are incorporated by reference to Items 10, 11, 12, 13 and 14 of Part III hereof.
2.     Portions of the 2011 Annual Report to Shareholders are incorporated by reference to Items 5, 6, 7, 7A and 8 of Part II hereof.

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

Forward-looking statements include statements with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates and intentions that are subject to significant risks and uncertainties. The following factors, many of which are subject to change based on various other factors beyond the Company’s control, and other factors discussed in this Form 10-K, as well as other factors identified in the Company’s filings with the SEC and those presented elsewhere by management from time to time, could cause its financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements:

•	developments impacting the financial services industry and global credit markets, and the response of legislators and regulators thereto;

•	new laws and regulations aimed at stimulating the economy and mitigating the effects of the current global economic crisis;

•	developments at other companies in our industry, including the potential failure of other financial institutions;

•	the strength of the United States economy in general and the strength of the local economies in which we conduct operations;

•	changes in consumer spending and saving habits;

•	the strength of our loan portfolio, including potential defaults by borrowers and our realization of amounts below the amounts we are due on certain loans;

•	the results of our operations, which could be adversely affected if asset valuations cause other-than-temporary impairment charges;

•	impairments to the value of investment securities held by us;

•	the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	our ability to attract and retain key personnel to implement our strategy and oversee our operations;

•	the impact of changes in laws and regulations applicable to the provision of financial services (including laws concerning taxes, banking, securities and insurance);

•	our success in gaining regulatory approval of products and services, when required;

•
the timely development of and acceptance of new products and services and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors’ products and services;

•	the willingness of users to substitute competitors’ products and services for our products and services;

•	our ability to attract funds and raise capital when needed to support growth or ongoing operations;

•	our expansion into new market areas and the associated costs may reduce our profitability;

•	the availability of desirable avenues to deploy our existing capital;

INDEX
•	our success at managing the risks involved in our business, including our ability to maintain an effective system of internal control over financial reporting; and

•	limitations imposed on us by our articles of incorporation and bylaws which could restrict our ability to pursue growth opportunities.

This list of important factors is not exclusive.  The Company and the Bank do not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company or the Bank.

INDEX

ITEM 1.               BUSINESS

General

North Central Bancshares, Inc., an Iowa corporation formed in 1995, is the holding company for First Federal Savings Bank of Iowa, a state-chartered commercial bank.  The Company owns 100% of the outstanding stock of the Bank.  The Company’s stock is traded on the NASDAQ Global Market under the symbol “FFFD.”

The Company conducts business as a bank holding company and the principal business of the Company is to operate the Bank.  The Company’s principal office is located at 825 Central Avenue, Fort Dodge, Iowa.  The Company’s telephone number is (515) 576-7531.

First Federal Savings Bank of Iowa

The Bank is a state-chartered commercial bank that conducts its operations from its main office located in Fort Dodge, Iowa and ten other branch offices located in Iowa.  Eight of the Bank’s offices are located in north central and central Iowa, in the cities of Fort Dodge (two locations), Nevada, Ames, Perry, Ankeny, Clive and West Des Moines.  Three of the Bank’s offices are located in southeast Iowa, in the cities of Burlington (two locations) and Mount Pleasant. The Bank is the successor to First Federal Savings and Loan Association of Fort Dodge, which was originally chartered in 1954.  On May 7, 1987 the Bank became a federally chartered savings bank.  Effective June 29, 2011, the Bank completed a conversion to a state-chartered commercial bank.  The Bank adopted its present name on February 27, 1998. The Bank is a community-oriented depository institution that is primarily engaged in the business of attracting deposits from the general public in the Bank’s market areas, and investing such deposits in one-to-four family residential real estate mortgages, multifamily and commercial real estate loans and business and consumer loans.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank has been a member of the Federal Home Loan Bank (“FHLB”) system since 1954.  At December 31, 2011, the Bank had total assets of $433.0 million, total deposits of $361.0 million, and total stockholders’ equity of $40.4 million.

The Bank’s principal office is located at 825 Central Avenue, Fort Dodge, Iowa and its telephone number at that address is (515) 576-7531.  The Bank’s website address is www.firstfederaliowa.com.  Information on the website shall not be considered a part of this Form 10-K.

Market Area and Competition

The Company is a bank holding company that conducts its activities through the Bank and the Bank’s subsidiaries to serve its primary market area of Webster, Story, Des Moines, Dallas, Polk, and Henry Counties, which are located in the north central, central, and southeastern parts of the State of Iowa.  The Company’s market area is influenced by agriculture, manufacturing, retail sales, insurance, financial and other professional services and public education.  The Company is headquartered in Fort Dodge, the Webster County seat, where it also operates two branch offices.

The year 2011 continued to be a challenging one for the financial industry and the entire world economy.  The financial crisis and recession has impacted the local economies in the Company’s market area.  The unemployment rate for the month of December 2011 for Webster County was 7.8%, for Story County 4.3%, for Dallas County 4.8%, for Polk County 6.0%, for Henry County 7.7% and for Des Moines County 7.1%.  These compare to the national rate of 8.5% and the State of Iowa rate of 5.6%.

Prior to 2010, the Company originated and/or purchased loans (primarily one-to-four family, multifamily and commercial real estate loans) from outside the State of Iowa motivated by factors such as the type of loan demand in the Company’s overall market area, increased competition, and the Company’s decision to diversify its loan portfolio.

INDEX
During 2010, the Company curtailed its out-of-state lending due to declines in demand and management’s credit risk mitigation plans.  Future opportunities for out-of-state lending for commercial real estate and multifamily real estate may be considered by the Company on a very limited basis.

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

Lending Activities

Loan Portfolio Composition.  The principal components of the Company’s loan portfolio are fixed-rate and adjustable-rate first mortgage loans secured primarily by one-to-four family owner-occupied residential real estate, fixed- and adjustable-rate first mortgage loans secured by multifamily residential and commercial real estate and secured and unsecured consumer loans, with an emphasis on second mortgage real estate loans.  At December 31, 2011, the Company’s total loans receivable was $318.1 million, of which $138.6 million, or 43.6%, were one-to-four family residential real estate first mortgage loans, $48.7 million, or 15.3%, were multifamily real estate first mortgage loans, primarily purchased by the Company, $67.3 million, or 21.2%, were commercial real estate first mortgage loans, and $2.1 million, or 0.6%, were construction and land development loans.  Consumer loans, consisting primarily of second mortgage loans and automobile loans, totaled $61.4 million, or 19.3%, of the Company’s loan portfolio.

Loans to One Borrower.   The Bank is subject to regulatory limits on loans to one borrower.  Generally, under these limits, a bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the bank’s capital and surplus.  Additional amounts may be lent, in an aggregate not exceeding 10% of capital and surplus, if any such loan or extension of credit is fully secured by readily-marketable collateral and subject to percentage limitations depending on the type of collateral.  At December 31, 2011 it was the Company’s policy to limit loans to one borrower to $5.0 million, with higher limits subject to approval by our Board of Directors (“Board”).  At December 31, 2011, it was the Company’s policy to limit loans to related entities, corporate groups, or common guarantors to $7.0 million.  These limitations are more stringent than those imposed under regulatory requirements.  At December 31, 2011, the Company’s largest aggregate amount of outstanding loans to a single borrower or group of related borrowers totaled $5.0 million.

INDEX

Analysis of Loan Portfolio.  Set forth below are selected data relating to the composition of the Company’s loan portfolio by type of loan as of the dates indicated:

	At December 31,
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total

	(Dollars in thousands)

First mortgage loans:
One-to-four family residential real estate	$138,581	43.57%	$141,061	41.35%	$151,550	39.55%	$170,184	41.83%	$195,586	43.23%
Multifamily real estate	48,656	15.30	57,461	16.84	63,470	16.57	57,968	14.25	56,587	12.51
Commercial real estate	67,323	21.17	69,254	20.30	80,252	20.94	84,705	22.61	97,115	24.13
Construction and land development	2,112	0.66	4,194	1.23	12,196	3.18	15,720	2.08	29,456	3.84
Total first mortgage loans	256,672	80.70	271,970	79.72	307,468	80.25	328,577	80.77	378,744	83.71

Consumer loans:
Automobiles	$13,829	4.35	$13,549	3.97	$14,777	3.86	$14,106	3.47	$12,667	2.80
Second mortgage	43,898	13.80	51,349	15.05	55,824	14.57	58,001	14.26	54,586	12.06
Other	3,666	1.15	4,283	1.26	5,088	1.33	6,099	1.50	6,460	1.43
Total consumer loans	61,393	19.30	69,181	20.28	75,689	19.75	78,206	19.23	73,713	16.29

Total loans receivable	$318,065	100.00%	$341,151	100.00%	$383,157	100.00%	$406,783	100.00%	$452,457	100.00%

Less:
Undisbursed portion of construction loans	$471	0.15%	$296	0.09%	$1,005	0.26%	$840	0.21%	$2,364	0.52%
Unearned loan (premium), net	(22)	(0.01)	(84)	(0.02)	(155)	(0.04)	(347)	(0.09)	(370)	(0.08)
Net deferred loan origination fees	392	0.12	331	0.10	281	0.07	124	0.03	119	0.03
Allowance for loan losses	5,846	1.84	6,147	1.80	7,171	1.87	5,379	1.32	3,487	0.77

Total loans receivable, net	$311,378	97.90%	$334,461	98.04%	$374,855	97.83%	$400,787	98.53%	$446,857	98.76%

INDEX
Loan Maturity Schedule.  The following table sets forth the contractual maturity of the Company’s loan portfolio at December 31, 2011.  Overdraft lines of credit are reported as due within one year.

	At December 31, 2011

	Within	1-5	Beyond 5
	1 Year	Years	Years	Total

	(In thousands)
First mortgage loans:
One-to-four family residential real estate	$2,264	$4,735	$131,582	$138,581
Multifamily real estate	1,731	11,733	35,192	48,656
Commercial real estate	5,377	26,323	35,623	67,323
Construction and land development	869	111	1,132	2,112
Consumer loans	3,862	32,104	25,427	61,393
Total	$14,103	$75,006	$228,956	$318,065

The following table sets forth the dollar amounts of all fixed rate and adjustable rate loans in each loan category at December 31, 2011 due after December 31, 2012.

	Due After December 31, 2012

	Fixed	Adjustable	Total

	(In thousands)
First mortgage loans:
One-to-four family residential real estate	$50,268	$86,049	$136,317
Multifamily real estate	12,617	34,308	46,925
Commercial real estate	18,305	43,641	61,946
Construction and land development	111	1,132	1,243
Consumer loans	43,238	14,293	57,531
Total	$124,539	$179,423	$303,962

One-to-Four Family Residential Real Estate Loans.  Traditionally, the Company’s primary lending activity consists of the origination of fixed- and adjustable-rate one-to-four family owner-occupied residential first mortgage loans, substantially all of which are collateralized by properties located in the Company’s market area.  The Company also originates one-to-four family, interest-only construction loans that convert to permanent loans after an initial construction period that typically runs up to twelve months.  At December 31, 2011, 36.9% of the Company’s residential real estate loans had fixed rates and 63.1% had adjustable rates.

The Company originates loans for the purposes of both holding to maturity in its portfolio and selling the loans in the secondary mortgage market. The Company’s one-to-four family, fixed-rate, residential real estate loans originated for its portfolio are generally originated and underwritten according to standards that qualify such loans to be included in Freddie Mac and Fannie Mae purchase and guarantee programs and that otherwise permit resale in the secondary mortgage market.  The Company generally sells fixed-rate loans with maturities of greater than 15 years in the secondary mortgage market.  For the year ended December 31, 2011, the Company sold $34.9 million of one-to-four family residential mortgage loans, generally for the purpose of lowering the Company’s interest rate risk.  One-to-four family portfolio loans are originated and underwritten according to policies approved by our board of directors.

The Company makes construction loans to individuals for the construction of their residences.  Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase, which typically runs up to twelve months.  These construction loans have rates and terms which generally match the one-to-four family adjustable rate mortgage (“ARM”) loan rates then offered by the Company, except that during the construction phase the borrower pays interest only.  Generally, the maximum loan-to-value ratio of owner occupied single family construction loans is 80% of appraised value.  Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.  At December 31, 2011, the Company’s one-to-four family residential construction loans totaled $1.8 million, or 0.6%, of the Company’s total loan portfolio.

INDEX

Originations of one-to-four family fixed-rate first mortgage loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, the Company’s interest rate risk position and loan products offered by the Company’s competitors.  The Company’s one-to-four family fixed-rate first mortgage loans amortize on a monthly basis with principal and interest due each month.  The Company also offers one-to-four family adjustable-rate first mortgage loans that adjust on an annual basis after the initial fixed rate term.  The initial fixed rate term of these loans are primarily five and seven years and the overall maturity of these loans may be up to 30 years.  The Company determines whether a customer qualifies for these loans based upon the initial fixed interest rate.

The Company establishes various annual and life-of-the-loan caps on adjustable rate mortgage (ARM) loan interest rate adjustments.  At December 31, 2011, the Company generally offered ARM loans with annual rate caps of 2.00% and maximum life-of-loan caps of 6.00% above the initial interest rate.   At present, the interest rate on the Company’s ARM loans are calculated by using the weekly average yield on United States Treasury securities adjusted to a constant maturity of one year.  In addition, the Company establishes floors for each loan originated below which the interest rate on the loan may not adjust. One-to-four family residential ARM loans totaled $86.1 million, or 27.1%, of the Company’s total loan portfolio at December 31, 2011.

The primary purpose of offering ARM loans is to make the Company’s loan portfolio more interest rate sensitive.  ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase.  It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower.  Management believes that the Company’s credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans, although such limitations do create an element of interest rate risk.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discussion of Market Risk – Interest Rate Sensitivity Analysis” in the 2011 Annual Report to Shareholders, which is included as Exhibit 13.1 to this Form 10-K and incorporated herein by reference.

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

Regulations limit the amount that a bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.  The Company originates one-to-four family residential mortgage loans with terms up to a maximum of 30 years and with loan-to-value ratios up to 96.5% of the lesser of the appraised value of the security property or the contract price.  The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company’s exposure to be at or below the 80% loan-to-value level.  The Company requires fire and casualty insurance, flood insurance, where applicable, an abstract of title, and a title opinion or title insurance on all properties securing real estate loans originated by the Company through the Bank.

Multifamily Residential and Commercial Real Estate Loans.  The Company’s loan portfolio contains loans secured by multifamily residential and commercial real estate. Such loans constituted approximately $116.0 million, or 36.5%, of the Company’s total loan portfolio at December 31, 2011.  Of such loans, $62.9 million, or 54.2%, were secured by properties outside the State of Iowa.  The majority of out-of-state lending activity occurred prior to 2010.  Out-of-state lending activity was significantly restricted by management during 2010 and 2011.  The multifamily and commercial real estate loans are primarily secured by multifamily residences such as apartment buildings and by commercial facilities such as office buildings and retail buildings.  Multifamily residential and commercial real estate loans are offered with fixed and adjustable rates and are structured in a number of different ways depending upon the circumstances of the borrower and the type of project.  See “Loan Originations, Solicitation, Processing, and Commitments ─ Out-of-State Loans and Loans Serviced by Others.”

Prior to curtailing the purchase and origination of out-of-state loans in recent years, all multifamily or commercial real estate loans in excess of $1.0 million that were purchased or originated out-of-state were approved by the Company’s Senior Management Loan Committee as well as the board of directors.

INDEX
All loans less than $1.0 million that were originated out-of-state were approved by the Company’s Senior Management Loan Committee and ratified by the board of directors.  Purchased loans were subject to the same underwriting standards as for loans originated by the Company.  Moreover, before a loan was purchased, the Company obtained copies of the original loan application, title insurance policy, appraisal and personal financial statements of any guarantors of the loan, and certified rent rolls. A member of the Company’s senior management also made a personal inspection of the property securing the loan. Such purchases were made without recourse to the seller. At December 31, 2011, $17.8 million, or 28.3%, of out-of-state multifamily and commercial real estate loans were serviced by the Bank.  At December 31, 2011, $45.1 million, or 71.7%, of the out-of-state multifamily and commercial real estate loans were serviced by the originating financial institution, mortgage company or alternate servicing financial institution.  The Company imposes a $3.0 million limit on the aggregate size of multifamily and commercial loans to any one borrower for loans secured by real estate located outside the State of Iowa and a $5.0 million limit on the aggregate size of multifamily and commercial loans to one borrower applied to loans secured by real estate located in Iowa.  The Company also imposes a $3.0 million and $4.0 million loan limit per secured property located outside and inside the State of Iowa, respectively.  Any exceptions to these limits must be specifically approved by the board of directors on a loan-by-loan basis within the Company’s legal lending limit.  See “Regulation – Regulation of Iowa State-Chartered Commercial Banks – Loans to One Borrower.”

Loans secured by multifamily and commercial real estate generally involve a greater degree of credit risk than single-family residential mortgage loans and such loans also typically have larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multifamily and commercial real estate is typically dependent upon the successful operation of the related real estate property. If the cash flow from such real estate projects is reduced, the borrower’s ability to repay the loan may be impaired.  As a result, these types of loans present greater potential loan delinquencies and loan losses than single-family residential loans.  At December 31, 2011, the Company had two out-of-state commercial real estate loans totaling $1.5 million that were nonperforming.

Construction and Land Development Lending.  The Company makes construction and land development loans to builders for the construction of one-to-four family residences and commercial and multifamily development.  Construction and land development loans on commercial and multifamily real estate projects may be secured by land, apartments, small office buildings, strip retail centers, or other property, and are generally structured to be converted to permanent loans at the end of the construction phase, which generally runs up to 12 months.  During the construction phase the borrower pays interest only.  At December 31, 2011, the Company had approximately $2.1 million in commercial real estate construction and land development loans which included a total of $1.8 million of nonperforming loans associated with two unrelated borrowers, both of which were out-of-state loans.

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

Consumer Loans, Including Second Mortgage Loans. The Company also originates consumer loans, which consists primarily of one-to-four family second mortgage loans, including home equity lines of credit. As of December 31, 2011, consumer loans totaled $61.4 million, of which second mortgage loans totaled $43.9 million, or 13.8%, of the Company’s total loan portfolio. The Company’s second mortgage loans generally have fixed interest rates for terms of three to five years. The Company’s home equity lines of credit are adjustable rate loans with terms up to ten years.  The Company’s second mortgage loans are generally secured by the borrower’s principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of generally no more than 85%.

INDEX
In past years, the Company originated one-to-four family second mortgage loans with a loan-to-value ratio of up to 100%; however, during 2008, that limit was reduced to 95% and in 2009, the limit was further reduced to 85%.  Prior to 2009, second mortgage loans in excess of 85% loan-to-value were insured through a pool insurance product, unless the loan has secondary collateral.  These types of loans were subject to stricter underwriting guidelines.  As of December 31, 2011, the average principal amount of the Company’s second mortgage loans was approximately $23,000.

To a lesser extent, the Company also originates loans secured by automobiles, with fixed rates generally up to 100% loan-to-value ratio for new cars. All of the Company’s automobile loans were originated by the Bank and generally have terms of up to six years.  At December 31, 2011, automobile loans totaled $13.8 million, or 4.3%, of the Company’s total loan portfolio.

In addition, the Company also makes other types of consumer loans through the Bank, including unsecured signature loans, for various purposes.   At December 31, 2011, other consumer loans totaled $3.7 million, or 1.2%, of the Company’s total loan portfolio. The average balance of such loans is approximately $1,700.

Commercial Business Lending. The Company originates a limited number of commercial business loans, which the Company includes with its commercial real estate portfolio for reporting purposes. Such loans are generally secured and are originated for any business purpose, such as for the purchase of business equipment.

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

After a loan is approved, a loan commitment letter is promptly issued to the borrower. The commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, and amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 60-day periods in the case of loans to refinance, loans to purchase existing real estate, and construction loans. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, and such insurance must be maintained during the full term of the loan. At December 31, 2011, the Company had outstanding commitments to originate $4.8 million of loans. This amount does not include undisbursed overdraft loan privileges, undisbursed home equity lines of credit or the unfunded portion of loans in process.

Out-of-State Loans and Loans Serviced by Others.  Due to prevailing market conditions, including the uncertainty surrounding real estate values in other geographical areas, the Company has not purchased any out-of-state loans since 2009.  Out-of-state lending was curtailed in 2010 and significantly restricted in 2011.  The Company originated $5.6 million of new out-of-state loans secured by multi-family and commercial real estate during 2011.

At December 31, 2011, the Company’s loan portfolio contained $71.4 million of loans secured by out-of-state properties.  These loans represented 22.4% of the Company’s total loan portfolio at December 31, 2011.  All of the one-to-four family, multifamily residential, commercial real estate and construction and land development loans in the Company’s loan portfolio which were purchased out-of-state by the Company are without recourse to the seller.  At December 31, 2011, the average balance of the Company’s out-of-state multifamily residential and commercial real estate loans was $691,000 and the largest loan had a principal balance of $2.6 million.  As of December 31, 2011, nonperforming loans secured by out-of-state properties totaled $3.3 million.

Prior to the curtailment of such activities in recent years, to supplement its origination of one-to-four family first mortgage loans, the Company also purchased first mortgage loans secured by out-of-state one-to-four family residences.  At December 31, 2011, $6.7 million, or 2.1%, of the Company’s total loan portfolio consisted of out-of-state one-to-four family loans.

INDEX
There are certain risks with loans purchased by the Company that are not associated with loans the Company originates, such as risks associated with servicing of the loans.  At December 31, 2011, $55.9 million, or 17.6% of the total loan portfolio was serviced by the originating financial institution, mortgage company or alternate servicing financial institution.  With respect to out-of-state purchased loans, although the Company reviewed each purchased loan using the Company’s underwriting criteria for originations and a Company officer performed an on-site inspection of each purchased multifamily and commercial real estate loan, the Company is dependent on the servicer of the loan for ongoing collection efforts and collateral review.  Our seller/servicers have a significant role in servicing loans in our commercial and multifamily real estate portfolio.  A decline in their performance could impact the overall quality of the service they provide, which could adversely affect our financial condition or results of operations and have significant impacts on our ability to mitigate credit losses.  In addition, the Company purchased loans with a variety of terms, including maturities, interest rate caps and indices for adjustment of interest rates that may differ from those offered at the time by the Company in connection with Bank-originated loans.  Finally, the market areas in which the properties which secure the purchased loans are located are subject to economic and real estate market conditions that may significantly differ from those experienced in the Company’s market areas.  There can be no assurance that economic conditions in these out-of-state areas will not deteriorate in the future, resulting in increased loan delinquencies and loan losses among the loans secured by property in these areas.

In an effort to reduce the risk of loss on out-of-state purchased loans, the Company generally purchased loans that met the underwriting policies for loans originated by the Company although specific rates and terms may differ from the rates and terms offered by the Company.  With respect to these loans, the Company required appropriate documentation, and personal inspections of the underlying real estate collateral by a member of senior management prior to purchase.  The Company limits its out-of-state loan portfolio concentration within a single state to 100% of the Bank’s risk based capital.  The Company also limits its loan portfolio concentration to a single servicer to 50% of the Bank’s risk based capital.

Set forth below is a table of the Company’s out-of-state loans by state of origin as of December 31, 2011.

(in thousands)
	One-to-four	Multi-	Commercial	Construction and	Total Balance as of	Percentage as of
State	Family	Family	Real Estate	Land Development	December 31, 2011	December 31, 2011
Arizona	$-	$-	$2,525	$-	$2,525	3.5%
California	4,143	6,693	7,881	-	18,717	26.2
Colorado	-	3,360	4,046	-	7,406	10.4
Minnesota	-	1,428	1,471	-	2,899	4.1
Missouri	904	-	2,864	-	3,768	5.3
Nebraska	-	-	4,810	-	4,810	6.7
Oregon	-	1,930	923	-	2,853	4.0
Washington	-	7,035	1,539	-	8,574	12.0
Wisconsin	-	5,505	-	-	5,505	7.7
Other (1)	1,621	4,031	6,831	1,836	14,319	20.1
Total	$6,668	$29,982	$32,890	$1,836	$71,376	100.0%

(1) Includes 13 states, each with less than $2,000 individually.

INDEX

Origination, Purchase and Sale of Loans.  The table below shows the Company’s originations, purchases and sales of loans for the periods indicated.

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Total loans receivable at beginning of period	$341,151	$383,157	$406,783
Originations:
First mortgage loans:
One-to-four family residential	64,302	71,164	91,783
Multifamily	5,806	4,057	2,333
Commercial	19,473	9,354	8,182
Consumer loans:
Automobiles	9,541	7,728	8,801
Second mortgage	14,616	16,892	23,605
Other	2,469	3,454	4,338
Total	116,207	112,649	139,042

Loan Purchases:
First mortgage multifamily	-	-	9,449
First mortgage commercial	-	-	5,313
Loan Sales:
First mortgage one-to-four family	(34,908)	(50,400)	(69,601)

Transfer of mortgage loans to foreclosed
real estate	(2,324)	(4,442)	(2,647)
Repayments	(102,061)	(99,813)	(105,182)
Net loan activity	(23,086)	(42,006)	(23,626)
Total loans receivable at end of period	$318,065	$341,151	$383,157

Loan Origination Fees and Other Income. In addition to interest earned on loans, the Company generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using an interest method over the contractual life of the loan. Net deferred fees and costs are recognized into income immediately upon prepayment of the related loan. At December 31, 2011, the net deferred loan origination fees for the Company totaled $392,000. Such fees vary with the type of loans and commitments made. The Company typically charges an origination fee on fixed- and adjustable-rate first mortgage loans.

Investment Securities

At December 31, 2011, the Company’s investment portfolio was comprised of state and local obligations, mortgage-backed securities, collateralized mortgage obligations, U.S. Government agency securities, and corporate bonds.  At December 31, 2011, $50,000 of the Company’s investment portfolio, was scheduled to mature in one year or less, $9.0 million was scheduled to mature within one to five years, and $58.9 million was scheduled to mature in more than five years.

The general objectives of the Bank’s investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low, and to maximize earnings while satisfactorily managing liquidity risk, interest rate risk, reinvestment risk, and credit risk.  The portfolio also intends to create a steady stream of cash flows that can be redeployed into other assets as the Bank grows the loan portfolio, or reinvested into higher yielding assets should interest rates rise.  Our portfolio totaled $68.0 million at December 31, 2011, compared to $48.4 million at December 31, 2010. The increase was due primarily to the investment of increased liquidity generated by both deposit growth and reduced loan origination activity during 2011.

We consider many factors in determining the composition of our investment portfolio including tax-equivalent yield, credit quality, duration, regulatory and overall portfolio allocation.  All collateralized mortgage

INDEX
obligations and mortgage-backed securities in the Company’s investment securities portfolio at December 31, 2011 were issued by government sponsored agencies.  Investments in states and local obligation represent municipal bonds located primarily in the state of Iowa and contiguous states.  No investment securities were considered to be other-than-temporarily impaired at December 31, 2011.

Investment Portfolio.  The following table sets forth the carrying value of the Company’s investment portfolio at the dates indicated.

	At December 31,
	2011	2010	2009
	(In thousands)

Investment securities
Mortgage-backed securities (1)	$18,259	$13,863	$11,165
Collateralized mortgage obligations (1)	26,657	19,288	-
U.S. government agency securities	5,301	8,694	7,477
State and local obligations	14,153	4,990	4,326
Corporate bonds	3,597	1,601	-
Mutual funds	-	-	207
Total investment securities	67,967	48,436	23,175

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

	At December 31,2011
	One Year or Less		One to Five Years		Five to Ten Years		Over Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)

Investment securities:
Mortgage-backed securities	$-	-%	$10	7.02%	$3,717	2.90%	$14,532	2.85%	$18,259	2.86%
Collateralized mortgage obligations	-	-	474	1.46	1,759	2.37	24,424	2.44	26,657	2.42
U.S. government agency securities	-	-	4,050	2.18	1,251	2.00	-	-	5,301	2.14
State and local obligations	50	1.75	894	3.42	5,358	2.97	7,851	3.11	14,153	3.07
Corporate bonds	-	-	3,597	3.03	-	-	-	-	3,597	3.03
Total securities available-for-sale	$50	1.75%	$9,025	2.61%	$12,085	2.76%	$46,807	2.68%	$67,967	2.68%

At December 31, 2011, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of the Company’s shareholders’ equity.

Sources of Funds

General. Deposits are the primary source of the Company’s funds for lending and other investment purposes.  In addition to deposits, the Company derives funds from FHLB advances, the amortization and prepayment of loans, and the maturity and calls of investment securities and operations.  Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions.  The Company uses short-term borrowings to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

INDEX
Deposits.  During 2011, the Company attracted consumer and commercial deposits principally from within its market area through the offering of a broad selection of deposit products including noninterest-bearing demand accounts, interest bearing accounts, savings accounts, money market savings, certificates of deposit and individual retirement accounts.  Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.  The maximum rate of interest which the Company may pay is not established by regulatory authority.  The Company regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Company’s cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate.  Public fund deposits totaled $32.1 million at December 31, 2011, an increase of $4.8 million from December 31, 2010.  The Company also utilizes brokered certificates of deposit as an alternative wholesale funding source.  As of December 31, 2011, the Company had $567,000 in brokered certificates of deposit compared to $558,000 at December 31, 2010.  The mix of deposits continues to change as depositors are accumulating funds in shorter term, liquid deposits such as demand and savings accounts.

Deposit Portfolio.  At December 31, 2011, components of the Company’s deposit portfolio were represented by the various types of deposit programs described below.

Weighted					Percentage
Average			Minimum		of Total
Interest Rate	Original Term	Checking and Savings Deposits	Balance	Balances	Deposits
				(Dollars in
				thousands)

0.00%	None	Noninterest-bearing demand	$50	$20,612	5.7%
0.24%	None	Interest-bearing demand	50	133,266	36.9
0.10%	None	Savings accounts	25	33,272	9.2
0.12%	None	Money market savings	2,500	34,438	9.5
		Total non-maturing deposits		221,588	61.4

		Certificates of Deposit

0.17%	1-3 months	Fixed term, fixed rate	$1,000	$207	0.1%
0.69%	4-6 months	Fixed term, fixed rate	1,000	1,190	0.3
0.56%	7-9 months	Fixed term, fixed rate	1,000	6,169	1.7
1.08%	10-12 months	Fixed term, fixed rate	1,000	29,709	8.2
1.08%	13-24 months	Fixed term, fixed rate	1,000	28,052	7.8
1.91%	25-36 months	Fixed term, fixed rate	1,000	6,788	1.9
2.95%	37-48 months	Fixed term, fixed rate	1,000	22,126	6.1
3.43%	49-60 months	Fixed term, fixed rate	1,000	45,022	12.5
		Total certificates of deposit		139,263	38.6

		Total deposits		$360,851	100.0%

INDEX

    The following table summarizes the aggregate deposit balances in the various types of deposit accounts offered by the Company for the dates indicated.

	At December 31,
	2011	2010	2009
	(In Thousands)
Noninterest bearing demand	$20,612	$19,089	$16,185
Interest bearing demand	133,266	116,866	77,694
Savings accounts	33,272	30,714	28,866
Money market savings	34,438	34,000	36,095
Certificates of deposit that mature:
within 12 months	70,488	77,083	110,154
within 12-36 months	48,607	43,680	42,028
beyond 36 months	20,168	28,401	23,791
Total	$360,851	$349,833	$334,813

The following table sets forth the certificates of deposit in the Company classified by rates as of the dates indicated:

	At December 31,
	2011	2010	2009
	(In thousands)
Rate:

1.99% or less	$71,390	$66,782	$74,847
2.00-2.99%	24,224	25,509	27,247
3.00-3.99%	29,240	30,745	38,226
4.00% or greater	14,409	26,128	35,653
	$139,263	$149,164	$175,973

The following table sets forth the amount and maturities of certificates of deposit at December 31, 2011.

	Amount Due
	Less
	Than 1	1-2	2-3	3-4	4-5
	Year	Years	Years	Years	Years	Total
	(In thousands)
Rate:

1.99% or less	$54,487	$11,403	$2,105	$625	$2,770	$71,390
2.00-2.99%	1,800	3,416	4,841	8,037	6,130	24,224
3.00-3.99%	495	13,948	12,214	2,583	-	29,240
4.00% or greater	13,706	680	-	23	-	14,409
	$70,488	$29,447	$19,160	$11,268	$8,900	$139,263

INDEX

The following table indicates the amount of the Company’s certificates of deposit, including brokered certificates of deposit, greater than $100,000 by time remaining until maturity at December 31, 2011.

Certificates
of Deposit over
Remaining Maturity	$100,000
(In thousands)

Three months or less	$8,095
Three through six months	2,019
Six through twelve months	4,752
Over twelve months	16,530
Total	$31,396

Borrowings

Deposits are the Company’s primary source of funds. The Company may also obtain funds from the FHLB.   FHLB advances are collateralized by selected assets of the Company. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB.

	At or For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
FHLB advances:
Maximum balance	$49,250	$66,500	$82,349
Average balance	33,445	56,551	74,438
Balance at year end	25,750	49,250	66,500
Weighted average interest
rate at end of the period	2.95%	3.77%	4.47%
Weighted average interest
rate during the period	3.39%	4.30%	4.75%

Title Abstract Business

A component of the Company’s operating strategy to increase non-interest income is through the abstract company business conducted by a wholly-owned subsidiary of the Bank, First Iowa Title Services, Inc. (“First Iowa”).  First Iowa provides real estate title abstracting services in Webster and Boone counties of Iowa.  These services include researching recorded documents at the county courthouse and providing a history of those documents as they pertain to specific parcels of real estate.  This information is used to determine who owns specific parcels of real estate and what encumbrances are on those specific parcels.  The abstract business performed by First Iowa replaces a significant portion of the function of a title insurance company.  Iowa law prohibits Iowa insurance companies or companies authorized to do business in Iowa from issuing title insurance or insurance against loss or damage by reason of defective title, encumbrance or otherwise.  First Iowa had seven employees as of December 31, 2011.

In February 2012, the Company implemented a plan to sell First Iowa.  The Company expects the sale to be completed during 2012.  First Iowa’s major asset is title plant of $475,704.

INDEX
Insurance and Annuity Business

Another component of the Company’s operating strategy to increase non-interest income is through First Federal Investment Services, Inc. (“First Federal Investments”), a wholly-owned subsidiary of the Bank.  The activities of First Federal Investments include the sale of life insurance on mortgage loans, and credit life and accident and health insurance on consumer loans made by the Company. In addition, First Federal Investments sells life insurance, annuity products, mutual funds and other noninsured products.  First Federal Investments had five employees as of December 31, 2011.

Mortgage Company Business

First Iowa Mortgage, Inc. is a wholly-owned subsidiary of the Bank.  First Iowa Mortgage, Inc. originated first mortgage loans and subsequently sold those loans and the mortgage servicing rights to investors.  First Iowa Mortgage, Inc. currently is inactive and these services are provided by the Bank.

Multifamily Apartment Buildings

On July 13, 1995, the Company formed the Northridge Apartments Limited Partnership (“Northridge Partnership”), a subsidiary of the Bank, with the Fort Dodge Housing Corporation (“FDHC”), a non-profit Iowa corporation formed to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area.  The FDHC is controlled by the Fort Dodge Municipal Housing Agency, an agency chartered by the City of Fort Dodge.  Northridge Partnership is a low-income housing tax credit project for certain federal tax purposes.  A 44-unit apartment complex was completed on February 1, 1997.  The final federal income tax credits amounting to approximately $12,000 was recognized in 2011.

On October 24, 1996, the Company formed the Northridge Apartments Limited Partnership II (“Northridge Partnership II”), a subsidiary of the Bank, to acquire, develop and manage low- and moderate-income housing for residents of the Fort Dodge area.  Northridge Partnership II was awarded low-income housing tax credits in 2002 by the Iowa Finance Authority.  These credits were awarded to construct a 23-unit apartment building in Fort Dodge, Iowa, which was completed on March 31, 2003.  The tax credits associated with this project for the year ended December 31, 2011 amounted to approximately $127,000.  The tax credits will continue for an additional 1.3 year period.

Personnel

At December 31, 2011, the Company had 141 full-time equivalent employees (including the seven employees of First Iowa and the five employees of First Federal Investments).  None of the Company’s employees are represented by a collective bargaining group.  Management believes that it enjoys good relations with its personnel.

INDEX
FEDERAL AND STATE TAXATION

Federal Taxation

General. The following discussion of tax matters does not purport to be a comprehensive description of the tax rules applicable to the Company. For federal income tax purposes, the Company, the Bank and the Bank’s subsidiaries will be eligible to file consolidated income tax returns and report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank’s tax reserve for bad debts, discussed below.  The Company and the Bank are not currently under audit by the IRS.

Bad Debt Reserves.  The Bank is a “large bank” as of December 31, 2011 and is no longer permitted to maintain a reserve for bad debts with respect to loans for tax purposes.  The Bank instead utilizes the tax charge-off method for bad debt tax deductions.

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

Iowa imposes a financial institution franchise tax, in lieu of the corporate income tax, on the Iowa franchise taxable income of financial institutions at the rate of 5%.  Iowa franchise taxable income is generally similar to federal taxable income except that interest from state and municipal obligations is taxable, and no deduction is allowed for state franchise taxes.  The net operating loss carryforward rules are similar to the federal rules.  However, Iowa no longer allows carrybacks of net operating losses for tax years beginning on or after January 1, 2009.

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

INDEX
REGULATION
General

North Central Bancshares, Inc. was regulated as a savings and loan holding company by the Office of Thrift Supervision (“OTS”) until June 2011.  Effective June 29, 2011, the Company completed its reorganization to a bank holding company upon receipt of approval from the Board of Governors of the Federal Reserve System (“Federal Reserve”).  The Company is required to file reports with, and otherwise comply with, the rules and regulations of the Federal Reserve and of the SEC under federal securities laws.

First Federal Savings Bank of Iowa, a wholly-owned subsidiary of the Company, was a federally chartered savings bank until June 2011.  Effective June 29, 2011, the Bank received regulatory approval from the Iowa Division of Banking and completed its conversion to a state-chartered commercial bank.  The Federal Reserve Bank of Chicago has also approved the Bank’s membership in the Federal Reserve System.  Thus, the Bank is subject to primary regulation, examination and supervision by the Iowa Division of Banking and Federal Reserve Bank of Chicago.  These regulatory bodies have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the Bank’s capital levels, classification of assets and establishment of adequate loan loss reserves for regulatory purposes.

Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”)

Major financial reform legislation, known as the Dodd-Frank Act, was signed into law by the President in July 2010. Among other things, the Dodd-Frank Act impacts the rules governing the provision of consumer financial products and services, and implementation of the many requirements of the legislation requires new mandatory and discretionary rulemakings by numerous federal regulatory agencies over the next several years.  Many of the provisions of the Dodd-Frank Act affecting the Company and Bank have effective dates ranging from immediately upon enactment of the legislation to several years following enactment of the Dodd-Frank Act.

The Company and Bank are continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects.  We remain hopeful regarding the future but remain deeply concerned regarding the increased regulatory costs and restrictive burdens imposed by the Dodd-Frank Act on the banking industry.

The following discussion is intended to provide a summary of the material statutes and regulations applicable to bank holding companies and state-chartered commercial banks in Iowa, and does not purport to be a comprehensive description of all such statutes and regulations.

Regulation of Bank Holding Companies

Effective in June 2011, the Company became a bank holding company upon receipt of approval from the Federal Reserve and conversion of the Bank from a federal savings bank to an Iowa state-chartered commercial bank.  Accordingly, the Company is registered with the Federal Reserve as a bank holding company and is subject to Federal Reserve regulations, examinations, supervision and reporting requirements.  In addition, the Federal Reserve has general enforcement authority over the Company and its non-bank subsidiaries.  Among other things, this authority permits the Federal Reserve to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary depository institution.  As a bank holding company, the Company is subject to formal regulatory capital requirements and serves as a source of financial and managerial strength to the Bank.

Transactions between the Company or its subsidiaries and the Bank are subject to various conditions and limitations.  See “Regulation of Iowa State-Chartered Commercial Banks - Transactions with Affiliates” and “Regulation of Iowa State-Chartered Commercial Banks - Limitation on Capital Distributions.”

Change of Control.  Federal law requires, with few exceptions, Federal Reserve approval (or, in some cases, notice and effective clearance) prior to any acquisition of control of the Company. Among other criteria, under the Bank Holding Company Act as amended, the Change in Bank Control Act and Federal Reserve regulations, “control”

INDEX
is conclusively presumed to exist if a person or company acquires, directly or indirectly, more than 25% of any class of voting stock of the holding company or bank, or controls in any manner the election of a majority of the directors of the holding company or bank.  Control requiring application and registration as a bank holding company may also be found to exist where the Federal Reserve determines, after notice and opportunity for hearing that a company has the power, directly or indirectly, to exercise a controlling influence over the management or policies of a bank.  Federal Reserve regulations and guidance set forth certain factors and circumstances where the Federal Reserve may generally find that a controlling influence over a bank would exist.

Regulation of Iowa State-Chartered Commercial Banks

Business Activities.  The Bank derives its lending and investment powers from the Iowa Banking Act and the rules and regulations of the Iowa Division of Banking which are administered by the Iowa Superintendent of Banking (“Superintendent”), the Bank’s primary supervisor.  Under these laws and regulations, the Bank has broad authority to invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities, and other types of specified assets.

Capital Requirements.  Iowa law imposes minimum capital requirements on the Bank and requires that the minimum capital structure of the Bank shall not be less than the amount required by the FDIC, or a greater amount which the Superintendent may deem necessary.

As a state member bank subject to the primary federal supervision of the Federal Reserve, the Bank is also subject to minimum capital requirements imposed by the Federal Reserve.  The Federal Reserve uses two ratios to help assess the capital adequacy of state member banks: the risk-based capital ratio and the tier 1 leverage ratio.  A bank’s risk-based capital ratio is calculated by dividing its qualifying capital (the numerator of the ratio) by its risk-weighted assets (the denominator).  For the purpose of risk-based capital, a bank’s total capital consists of two types of components: ‘‘core capital elements’’ (which are included in tier 1 capital) and ‘‘supplementary capital elements’’ (which are included in tier 2 capital).  Tier 1 capital is generally defined as the sum of core capital elements less any amounts of goodwill, other intangible assets, interest-only strips receivables and nonfinancial equity investments that are required to be deducted.  Core capital elements consist of common stock; related surplus; and retained earnings, including capital reserves and adjustments for the cumulative effect of foreign currency translation, net of any treasury stock; less net unrealized holding losses on available- for-sale equity securities with readily determinable fair values.  The tier 1 component of a bank’s qualifying capital must represent at least 50% of qualifying total capital.

Banks are expected to meet a minimum ratio of capital to risk-weighted assets of 8%, with at least 4% taking the form of tier 1 capital. Banks that do not meet the minimum risk-based capital ratios, or that are considered to lack sufficient capital to support their activities, are expected to develop and implement capital plans acceptable to the Federal Reserve for achieving adequate levels of capital.

Prompt Corrective Action Regulations.  Under the Federal Reserve’s “prompt corrective action” or “PCA” regulations that implement section 38 of the Federal Deposit Insurance Act as amended, the Federal Reserve is required to take certain, and is authorized to take other, supervisory actions against undercapitalized member banks.  Section 38 requires the Federal Reserve to administer timely corrective action to state member banks when their capital position declines or is deemed to have declined below certain threshold levels as a result of an unsafe or unsound condition or practice.  The statute and implementing regulations utilize capital ratios to trigger specific actions that are designed to restore a bank to financial health.  For this purpose, a bank is placed in one of the following five categories based on the bank’s capital:

•           well capitalized;

•           adequately capitalized;

•           undercapitalized;

•           significantly undercapitalized; or

•           critically undercapitalized.

At December 31, 2011, the Bank met the criteria for being considered “well capitalized.”  When appropriate, the Federal Reserve can require corrective action by a bank’s holding company under the “prompt corrective action” provisions of federal law.

INDEX
Limitation on Capital Distributions.  Federal and Iowa law imposes various restrictions or requirements on the Bank’s ability to make capital distributions, including the payment of cash dividends.  Generally, a bank or bank holding company may continue its existing rate of cash dividends on common stock only if—

•	the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends; and

•	the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.

Federal Reserve regulations implementing the PCA provisions of the Federal Deposit Insurance Act described above prohibits the payment of dividends when a bank is deemed to be undercapitalized or when the payment of the dividend would make the bank undercapitalized in accordance with the PCA framework. An organization that is undercapitalized for purposes of PCA must cease paying dividends for as long as it is deemed to be undercapitalized. Once earnings have begun to improve and an adequate capital position has been restored, dividend payments may resume in accordance with federal and state statutory limitations and guidelines.

Liquidity.  Liquidity refers to the ability to meet maturing obligations and commitments and incorporates considerations such as availability of funding and the degree of reliance on volatile or concentrated funding sources. Interest sensitivity considers the overall matching of rate sensitivities of assets and liabilities and the responsiveness of asset yields, interest expense, and interest margins to changes in market interest rates.  As part of their examination of a member bank, Federal Reserve examiners are instructed to assess the adequacy and reasonableness of the bank’s policies regarding liquidity, interest-rate risk, and funding, as well as management’s compliance with those policies.

Insurance of Deposit Accounts.  The Bank is a member of, and pays deposit assessments to, the Deposit Insurance Fund (“DIF”) which is administered by the FDIC.  The Dodd-Frank Act established a minimum designated reserve ratio of 1.35% for the DIF and requires the FDIC to take steps to reach this goal for estimated insured deposits by September 30, 2020.

All deposit accounts held at the Bank are insured up to $250,000 per depositor for each account ownership category. This standard maximum deposit insurance coverage was raised from $100,000 first on a temporary basis under the Emergency Economic Stabilization Act of 2008 and then made permanent under the Dodd-Frank Act. In order to maintain the DIF, member institutions are assessed an insurance premium. The amount of each institution’s premium has historically generally been based on the balance of insured deposits and the degree of risk the institution poses to the DIF.  However, as required by the Dodd-Frank Act, the assessment base for institutions is now based on the institution’s average consolidated total assets minus average tangible equity.

On December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009, all non-exempt insured depository institutions were required to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. For purposes of calculating the prepaid amount, the base assessment rate in effect at September 30, 2009 was used for 2010, and increased by an annualized 3 basis points for 2011 and 2012 assessments. The prepayment calculation also assumes a five percent annual deposit growth rate, increased quarterly, through the end of 2012. As provided for in the final rule implementing the prepaid assessment requirement, an institution accounts for the prepayment by recording the entire amount of its prepaid assessment as a prepaid expense (an asset) as of December 31, 2009. Subsequently, each institution will record an expense (charge to earnings) for its regular quarterly assessment and an offsetting credit to the prepaid assessment until the asset is exhausted. Once the asset is exhausted, the institution will resume paying and accounting for quarterly deposit insurance assessments as they would normally.

On February 7, 2011, the FDIC Board approved a final rule that implements a new deposit insurance assessment system for insured depository institutions, including a new pricing structure for institutions with more than $10 billion in assets. The new assessment structure modified the previous deposit insurance assessment base from adjusted domestic deposits to an institution’s average consolidated total assets minus average tangible equity, as required by the Dodd-Frank Act.  Pursuant to the final rule, Tier 1 capital is used as the measure for tangible equity. Depository institutions with less than $1 billion in assets report average weekly balances during the calendar quarter, unless they elect to report daily averages. Since the new assessment base is larger than the former base, the new assessment structure includes revisions to the total base assessment rate schedule by lowering assessment rates, after adjustments, to a range between 2.5 and 9 basis points for depository institutions in the lowest risk category, and 30 to

INDEX
45 basis points for institutions in the highest risk category. The various adjustments incorporated into the schedule take into account the heightened risk with respect to certain types of funding such as unsecured debt and brokered deposits. The final rule eliminated the secured liability adjustment and included a new adjustment requirement for long-term debt held by an insured depository institution where the debt is issued by another insured depository institution. The final rule calls for the indefinite suspension of dividends whenever the fund reserve ratio exceeds 1.50%. In lieu of dividends, however, the final rule sets out additional rate schedules with progressively lower rates that would go into effect without further action by the FDIC Board when the fund reserve ratio reaches certain milestones. Importantly, the final rule retains the FDIC Board’s flexibility to adopt actual rates that are higher or lower than total base assessment rates without requiring further notice-and-comment rulemaking, but provides that: (1) the FDIC Board cannot increase or decrease rates from one quarter to the next by more than 2 basis points; and (2) cumulative increases and decreases cannot be more than 2 basis points higher or lower than the total base assessment rates. The changes generally took effect as of April 1, 2011 and were reflected in the June 30, 2011 fund balance and the invoices for assessments due September 30, 2011.

In addition to deposit insurance assessments, all FDIC-insured institutions are required to pay a pro rata portion of the interest due on obligations issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  At December 31, 2011, the FDIC assessed DIF-insured deposits 0.660 basis points per $100 of deposits to cover those obligations.  The Financing Corporation rate is adjusted quarterly to reflect changes in assessment bases of the DIF based on quarterly Call Report submissions by commercial banks.  This obligation will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

Standards for Safety and Soundness.  The federal and state supervisory process that the Bank is subject to is designed to evaluate the safety and soundness of banking institutions, including the assessment of risk-management systems, financial condition, and compliance with laws and regulations and sets for guidelines for the safe and sound operation of banking institutions. These guidelines establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits.  In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines and authorize the Bank’s regulators to undertake enforcement actions to prevent unsafe or unsound operations or practices.

Loans to One Borrower.  The Bank’s lending authority is derived from the Iowa Banking Act and is subject to any restrictions that may be imposed by the Superintendent.  In general, Iowa law authorizes a state bank to grant loans and extensions of credit to one borrower in an amount not to exceed 15% of the state bank's aggregate capital.  Notwithstanding the general limitation, a state bank may grant loans and extensions of credit to one borrower in an amount not to exceed 25% of the state bank's aggregate capital if any amount that exceeds 15% is fully secured by one or any combination of certain types of eligible collateral as provided under the Iowa law.  Additionally, Iowa authorizes a state bank to grant loans and extensions of credit to one borrower not to exceed 25% of the state bank's aggregate capital if any amount that exceeds the lending limitations described above consists of obligations as endorser of negotiable chattel paper negotiated by endorsement with recourse, or as unconditional guarantor of nonnegotiable chattel paper, or as transferor of chattel paper endorsed without recourse subject to a repurchase agreement.  The Bank currently complies with applicable loans-to-one-borrower limitations.

Transactions with Affiliates.  The Bank’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W.  In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates.  In addition, certain types of these transactions, referred to as “covered transactions,” are subject to quantitative limits based on a percentage of the Bank’s capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate.  The affiliated transaction rules also generally prohibit the Bank from purchasing low-quality (i.e., non-performing) assets from an affiliate.  Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank.

INDEX
Loans to Insiders.  The Bank’s authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve.  Among other things, these provisions require that extensions of credit to insiders:

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

Community Reinvestment Act.  Under the Community Reinvestment Act (“CRA”), as implemented by Federal Reserve regulations, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The CRA does not establish specific lending requirements or programs for the Bank, nor does it limit the Bank’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA.  Rather, the CRA requires the Federal Reserve, in connection with its examination of the Bank, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank.  In particular, CRA regulations rate an institution based on its actual performance in meeting community needs by means of an assessment system that focuses on three tests:

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

•
Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act ("Fact Act"), governing the use and provision of information to credit reporting agencies, certain identity theft protections and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

INDEX
•	Servicemembers' Civil Relief Act, providing certain protections to members of the armed forces while in active military service;

•	Real Estate Settlement Procedures Act, governing disclosures of fee estimates that would be incurred by a borrower during the mortgage process; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing and administering these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to deposit transactions, such as the:

•	Truth in Savings Act, which imposes disclosure obligations to enable consumers to make informed decisions about their deposit accounts at depository institutions;

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

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing and administering these federal laws.

Prohibitions Against Tying Arrangements.  As a depository institution, the Bank is subject to prohibitions on certain tying arrangements involving its products and those offered by its affiliates.  The Bank is prohibited, subject to certain exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional product or service from the institution or its affiliates rather than from a competitor of the institution or its affiliates.

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

Affiliate Marketing.  The federal banking agencies, including the Federal Reserve, have issued a joint rule implementing Section 214 of the FACT Act, which provides consumers with the ability to restrict companies from using certain information obtained from affiliates to make marketing solicitations.  In general, a person is prohibited from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and had a reasonable opportunity to opt out of such solicitations.  The rule permits opt-out notices to be given by any affiliate that has a preexisting business relationship with the consumer and permits a joint notice from two or more affiliates.  Moreover, such notice would not be applicable to the company using the information if it has a pre-existing business relationship with the consumer.  The notice that is required under the FACT Act may be combined with other required disclosures to be provided under other provisions of law, including notices required under the privacy provisions of the Gramm-Leach-Bliley Act.

Identity Theft.  The federal banking agencies, including the Federal Reserve, issued a joint rule implementing Section 315 of the FACT Act, requiring each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (a “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Among the requirements under the rule, the Bank is required to adopt “reasonable policies and procedures” to:

INDEX
identify relevant “red flags” for covered accounts and incorporate those red flags into the Program;

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

INDEX
issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

Enforcement.  The Iowa Division of Banking and the Federal Reserve share primary enforcement responsibility over the Bank, which is an Iowa state-chartered member bank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers.  In general, these enforcement actions may be initiated in response to violations of laws and regulations, or other unsafe or unsound practices.

Federal Home Loan Bank System.  The Bank is a member of the FHLB of Des Moines, which is one of the regional FHLBs composing the FHLB System.  Each FHLB serves as a central credit facility for its member institutions by extending advances up to a maximum aggregate amount.  The Bank, as a member of the FHLB of Des Moines, is required to acquire and hold shares of capital stock in the FHLB of Des Moines in an amount at least equal to 0.12% of the total assets of the Bank.  The Bank is also required to own activity-based stock, which is based on 4.45% of the Bank’s outstanding advances.  These percentages are subject to change by the FHLB of Des Moines.  The Bank was in compliance with this requirement with an investment of $1.9 million in FHLB of Des Moines stock at December 31, 2011.

The operations and earnings of each FHLB affects the amount of dividends the FLHB can pay to its members and could also result in the FHLB imposing a higher rate of interest on advances to its members.  If dividends were reduced, or if interest on future FHLB advances were increased, the Bank’s net interest income would be adversely affected.

Federal Reserve System.  Under the Federal Reserve Act and the Federal Reserve’s regulations, the Bank is required to maintain reserves against its transaction accounts (primarily negotiable order of withdrawal (“NOW”) and regular checking accounts).  The regulations exempt the first $11.5 million of otherwise reservable balances from the reserve requirements.  A 3% reserve is required for transaction account balances over $11.5 million and up to $ 71.0 million.  Transaction account balances over $71.0 million are subject to a reserve requirement of $1.785 million plus 10% of any amount over $71.0 million.  The Bank is in compliance with the foregoing reserve requirements.  Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements imposed by the Federal Reserve.

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

•
a requirement to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the NASDAQ and by Exchange Act regulations;

•	requirements for its nominating committee and compensation committee to also be composed entirely of independent directors, except under exceptional and limited circumstances; and

INDEX
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

•
a requirement that an independent accountant for a large accelerated filer or accelerated filer must provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting; pursuant to a permanent exemption granted under the Dodd-Frank Act for smaller reporting companies, the Company is not subject to the independent accountant attestation requirement as long as it remains a smaller reporting company for SEC reporting purposes;

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

ITEM 1A.                      RISK FACTORS

An investment in our common stock involves certain risks.  This section describes material risks that our management believes are specific to us and our business.  Before making an investment decision, you should read carefully and consider these risk factors in conjunction with the other information in this Form 10-K and information incorporated by reference into this Form 10-K, including our consolidated financial statements and related notes which are set forth in the Company’s 2011 Annual Report to Shareholders, incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

This Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Past results are not a reliable indicator of future results, and historical trends should not be used to anticipate results or trends in future periods. The risk factors described below could cause actual results to differ materially from those discussed in forward-looking statements. The value or market price of our common stock could decline due to any of the risks described below, and you may lose all or part of your investment.

INDEX

RISK FACTORS

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations. We are subject to extensive regulation, supervision and examination by federal and state regulatory agencies for both the Company and the Bank, and by the FDIC as the insurer of the Bank’s deposits up to certain limits.  We also belong to the FHLB System and, as a member of such system, we are subject to certain limited regulations promulgated by the FHLB of Des Moines. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in a banking regulator’s supervisory policies or examination procedures, whether by our primary federal banking regulator, the FDIC, other state or federal regulators, the U.S. Congress or the Iowa legislature, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Liquidity risks could affect operations and jeopardize our financial condition.   Liquidity is essential to our business.  Our primary source of funding is retail deposits gathered through our network of branch offices. Our alternative funding sources include, without limitation, brokered certificates of deposit, federal funds purchased, Federal Reserve Discount Window borrowings, FHLB advances and short and long-term debt. An inability to raise funds through deposits, borrowings, the sale of loans and other sources to accommodate our existing and future lending and investment activities could have a substantial negative effect on our liquidity and severely constrain our financial flexibility.

The soundness of other financial institutions could adversely affect us.  Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions.  Many of these transactions expose us to credit risk in the event of default of our counterparty or client.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be relied upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure.  There is no assurance that any such losses would not materially and adversely affect our results of operations

Our loan portfolio includes loans with a higher risk of loss. We originate commercial mortgage loans, including multifamily residential loans, commercial business loans, consumer loans, and residential mortgage loans primarily within our market area. Prior to 2010, we also purchased commercial mortgage loans, including multifamily residential loans, and residential mortgage loans, primarily secured by out-of-state properties, which entail certain risks not necessarily associated with loans the Company originates. Commercial mortgage, commercial business, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

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

INDEX
Any additional downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower’s business thereby increasing the risk of non-performing loans.

Low demand for real estate loans may lower our profitability. Making loans secured by real estate is our primary business and primary source of revenue. If customer demand for real estate loans further decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans. Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates.

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

INDEX
Negative developments in the financial industry and the credit markets may subject us to additional regulation.  As a result of ongoing challenges facing the U.S. economy, the potential exists for the promulgation of new laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and credit markets, and the impact of new legislation and agency rulemakings in response to those developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance.

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

If external funds were not available, this could adversely impact our growth and prospects.  We rely on retail deposits, the amortization and prepayment of loans, the maturity and calls of investment securities, our operations and advances from the FHLB of Des Moines to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Des Moines or market conditions were to change. In addition, if we fall below the FDIC’s thresholds to be considered “well capitalized” we will be unable to continue with uninterrupted access to the brokered funds markets. In addition, certain Federal Home Loan Banks have experienced lower earnings from time to time and paid out lower dividends to its members. Future problems at the Federal Home Loan Banks may impact the collateral necessary to secure borrowings and limit the borrowings extended to its member banks, require additional capital contributions by its member banks, and reduce or eliminate the dividends paid by the FHLB of Des Moines. Should this occur, we could have difficulty meeting our short term liquidity needs and the Bank’s net interest income could be affected.  In addition, future problems at the Federal Home Loan Banks could also cause the value of the equity investment we have in the stock of FHLB of Des Moines to decline or become impaired.  As of December 31, 2011, we held approximately $1.9 million in FHLB of Des Moines stock, representing approximately 0.43% of our total assets.

We may not be able to raise capital in the future on acceptable terms or at all.  We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

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

INDEX
A decline in the performance of our mortgage seller/servicers with respect to our commercial and multfamily real estate portfolio could adversely impact our financial condition or results of operations.  Our seller/servicers have a significant role in servicing loans in our commercial and multifamily real estate portfolio.  A decline in their performance could impact the overall quality of the service they provide, which could adversely affect our financial condition or results of operations and have significant impacts on our ability to mitigate credit losses.

               The downturn in our local economy may negatively affect our future growth possibilities by limiting funds available for deposit and our borrowers’ ability to repay their loans on a timely basis.  Our current primary market area is principally located in Webster, Story, Des Moines, Dallas, Polk, and Henry Counties, which are located in the north central, central and southeastern parts of the State of Iowa.  The Company’s market area is influenced by agriculture, manufacturing, retail sales, insurance, financial and other professional services and public education. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. The current economic downturn could cause significant increases in non-performing loans, which would hurt our profits. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would hurt our profits. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.

The downgrade of U.S. government securities by the credit rating agencies could have a material adverse effect on the Company’s operations, earnings, and financial condition.  The debates in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy resulted in a downgrade of U.S. government securities by Standard & Poor’s, one of the three major credit rating agencies, in August 2011. While the federal banking agencies including the Federal Reserve and the FDIC have issued guidance indicating that, for risk-based capital purposes, the risk weights for U.S. Treasury securities and other securities issued or guaranteed by the U.S. government, government agencies, and government-sponsored entities will not be affected by the downgrade, the downgrade and the possible future downgrade of the federal government’s credit rating by one or both of the other two major rating agencies, could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, may adversely affect the Company’s operations, earnings, and financial condition.

Changes in the Federal Reserve’s monetary or fiscal policies could adversely affect our results of operations and financial condition.  Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of depository institutions through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

We may not be able to successfully implement our future plans for growth.  As a component of our business plan, we may consider expansion opportunities such as the acquisition of branches and other financial institutions as such opportunities arise. Significant changes in interest rates or the competition we face may make it difficult to attract the level of customer deposits needed to fund our internal growth at projected levels. Accordingly, there can also be no assurance that we will be able to adequately and profitably implement our possible future growth or that we will not have to incur additional expenditures beyond current projections to support such growth.

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

            There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock.  We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Accordingly, the per share value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

INDEX

The trading volume in our common stock has been low, and the sale of a substantial number of shares of our common stock in the public market could depress the price of our common stock and make it difficult for you to sell your shares.  Our common stock is listed to trade on the NASDAQ Global Market, but is thinly traded. As a result, you may not be able to sell your shares of common stock on short notice. Additionally, thinly traded stock can be more volatile than stock trading in an active public market. The sale of a substantial number of shares of our common stock at one time could temporarily depress the market price of our common stock, making it difficult for you to sell your shares and impairing our ability to raise capital.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                      PROPERTIES

The Company conducts its business through its main office located in Fort Dodge, Iowa and ten full-service branches located in Fort Dodge, Nevada, Ames, Perry, Ankeny, Clive, West Des Moines, Burlington (two locations) and Mount Pleasant, Iowa all of which are owned by the Company.  The Company also leases administrative office space in West Des Moines, Iowa.  In addition, First Iowa Title owns an office building in Fort Dodge, Iowa and leases a second office in Boone, Iowa; First Federal Investments owns land and an office building in Fort Dodge, Iowa; Northridge Partnership owns a multifamily apartment building in Fort Dodge, Iowa; and Northridge Partnership II owns a multifamily apartment building in Fort Dodge, Iowa.  We believe that our facilities are suitable and adequate for our present needs.

ITEM 3.                      LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition and results of operations.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information required by this Item is incorporated herein by reference to the Company’s 2011 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Shareholder Information,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.  See Part III, Item 12, for the equity compensation plan information required by this Item.

               There were no purchases made by or on behalf of the Company or any “affiliated purchases” (as defined in rule 10b-18(a) (3) under the Securities Exchange Act of 1934), of the Company’s common stock during the three months ended December 31, 2011.  As of December 31, 2011, there were 64,250 shares of common stock available to be purchased as part of the Company’s previously publicly announced repurchase plan.

ITEM 6.                      SELECTED FINANCIAL DATA

               The information required by this Item is incorporated herein by reference to the Company’s 2011 Annual Report to Shareholders under the heading “Selected Consolidated Financial and Other Data,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

INDEX
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to the Company’s 2011 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to the Company’s 2011 Annual Report to Shareholders under the heading “Quantitative and Qualitative Disclosures about Market Risk,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated herein by reference to the Company’s 2011 Annual Report to Shareholders under the headings “Independent Auditor’s Report,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements,” incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

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

Management has made a comprehensive review, evaluation, and assessment of the Company’s internal control over financial reporting as of December 31, 2011.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on that assessment, management concluded that, as of December 31, 2011, the internal control over financial reporting was effective.

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

Evaluation of Disclosure Controls and Procedures
Management has conducted an evaluation, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  The disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that we file with the SEC or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported on a timely basis.

INDEX
Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter ending December 31, 2011, that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                     OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors and executive officers of the Company is included under the headings “Information with Respect to Nominees and Continuing Directors,” “Nominees for Election as Directors,” “Continuing Directors,” “Information with Respect to Executive Officers Who Are Not Directors or Nominees,” “Board and Committee Meetings,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2012, which has been filed with the SEC and is incorporated herein by reference.

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

Information relating to executive compensation is included under the heading “Executive Compensation” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2012, which has been filed with the SEC and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is included under the headings “Principal Shareholders of the Company” and “Security Ownership of Management” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2012, which has been filed with the SEC and is incorporated herein by reference.

INDEX

    The following table sets forth the aggregate information of our equity compensation plans in effect as of December 31, 2011.

Number of securities
remaining available for future
Number of securities	issuance under equity
to be issued upon	Weighted-average	compensation plans
Plan category	exercise of outstanding	exercise price of	(excluding securities reflected
options	outstanding options	in column (a))
a	b	c

Equity compensation
plans approved by security	26,500	$37.26	103,980
holders

Equity compensation
plans not approved by	17,000	$38.38	-
security holders 1

Total	43,500	$37.70	103,980	2

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

Information regarding certain relationships and related transactions is included under the heading “Transactions with Certain Related Persons” and “Board of Directors and Management” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2012, which has been filed with the SEC and is incorporated herein by reference.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the aggregate fees billed for each of the last two fiscal years by the Company’s principal accountant is included under the heading “Principal Accountant Fees and Services” and “Audit Committee Preapproval Policy” in the Company’s Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2012, which has been filed with the SEC and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements, Schedules and Exhibits

1.
The consolidated statements of financial condition of North Central Bancshares, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2011, 2010, and 2009, together with the related notes and the report of the independent registered public accounting firm of McGladrey & Pullen, LLP, are incorporated by reference to Exhibit 13.1 to this Annual Report on Form 10-K.

2.	Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

3.	See Exhibit Index on following page.

INDEX
(b)           Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)
3.2	Bylaws of North Central Bancshares, Inc., as amended	(3)
3.3	Articles of Amendment to the Articles of Incorporation establishing Series A Preferred Stock	(4)
4.1	Specimen Stock Certificate of North Central Bancshares, Inc.	(2)
10.1	Tax Allocation Agreement between North Central Bancshares, Inc. and Subsidiaries	(3)
10.2+	North Central Bancshares, Inc. 1996 Stock Option Plan	(5)
10.3+	Amendment No. 1 to the North Central Bancshares, Inc. 1996 Stock Option Plan	(6)
10.4+	Form of Stock Option Agreement	(7)
10.5+	Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(2)
10.5A+	Amendment #1 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(8)
10.5B+	Amendment #2 to Employee Stock Ownership Plan of First Federal Savings Bank of Iowa (formerly known as First Federal Savings Bank of Fort Dodge) and ESOP Trust Agreement	(8)
10.6+	ESOP Loan Documents, dated September 3, 1996	(9)
10.7+	Employment Agreement dated April 22, 2011 between North Central Bancshares, Inc. and First Federal Savings Bank of Iowa and David M. Bradley	(10)
10.8+	Employment Agreement dated April 22, 2011 between North Central Bancshares, Inc. and First Federal Savings Bank of Iowa and C. Thomas Chalstrom, amended and restated as of April 22, 2011	(10)
10.9+	Addendum to Employment Agreement dated April 22, 2011 between North Central Bancshares, Inc. and First Federal Savings Bank of Iowa and C. Thomas Chalstrom	(10)
10.10+	North Central Bancshares, Inc. 2006 Stock Incentive Plan	(11)
10.11+	North Central Bancshares, Inc. 2006 Incentive Award Plan	(12)
10.12+	Form of Restricted Stock Award Notice	(13)
10.13+	First Federal Savings Bank of Iowa Supplemental Retirement and Deferred Compensation Plan, as amended and restated effective as of January 1, 2005	(14)
13.1	North Central Bancshares, Inc. 2011 Annual Report to Shareholders	*
14.1	Code of Ethics for Senior Financial Officers of North Central Bancshares, Inc.	(3)
21.1	Subsidiaries of the Registrant	*
23.1	Consent of McGladrey & Pullen, LLP	*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
99.1	Section 30.15 Certification	*
101
Interactive data files: (i) Consolidated Statements of Financial Condition, as of December 31, 2011 and 2010, (ii) Consolidated Statements of Income, Years Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Comprehensive Income, Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Changes in Stockholders’ Equity, Years Ended December 31, 2011, 2010 and 2009, (v) Consolidated Statements of Cash Flows, Years Ended December 31, 2011, 2010 and 2009, and (vi) Notes to Consolidated Financial Statements**

INDEX

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

INDEX

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

North Central Bancshares, Inc.

Date: March 9, 2012	/s/ David M. Bradley
By: David M. Bradley
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ David M. Bradley David M. Bradley	President, Chief Executive Officer, Director, and Chairman of the Board (Principal Executive Officer)	03/09/2012
/s/ Jane M. Funk Jane M. Funk	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	03/09/2012
/s/ Robert H. Singer, Jr. Robert H. Singer, Jr.	Director	03/09/2012
/s/ Thomas E. Stanberry Thomas E. Stanberry	Director	03/09/2012
/s/ Mark M. Thompson Mark M. Thompson	Director	03/09/2012
/s/ Randall L. Minear Randall L. Minear	Director	03/09/2012
/s/ Paul F. Bognanno Paul F. Bognanno	Director	03/09/2012
/s/ C. Thomas Chalstrom C. Thomas Chalstrom	Director	03/09/2012