Form 10-Q
period 2012-03-31
NORTH CENTRAL BANCSHARES INC
filed 2012-05-10
CIK 1005188

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                               March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2012
Common Stock, $.01 par value	1,357,073

NORTH CENTRAL BANCSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

Cash and due from banks:
Interest-bearing	$11,179,913	$9,167,235
Noninterest-bearing	7,251,542	8,237,847
Total cash and cash equivalents	18,431,455	17,405,082
Investments in certificates of deposit	3,431,000	3,631,000
Securities available-for-sale	67,665,690	67,966,957
Restricted equity securities	2,860,700	3,123,200
Loans receivable, net (less allowance for loan losses of $5,984,083 and $5,845,730)	313,069,308	311,377,863
Loans held for sale	1,138,350	1,657,813
Accrued interest receivable	1,593,419	1,622,767
Foreclosed real estate	986,521	1,749,986
Premises and equipment, net	11,504,795	11,574,092
Rental real estate	2,009,186	2,036,455
Deferred taxes	1,422,266	1,351,639
Bank-owned life insurance	6,078,358	6,023,572
Prepaid FDIC assessment	872,338	954,947
Prepaid expenses and other assets	2,105,604	1,990,644
Assets of discontinued operations	601,036	555,601

Total assets	$433,770,026	$433,021,618

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits	$361,215,118	$360,850,727
Borrowed funds	25,750,000	25,750,000
Advances from borrowers for taxes and insurance	1,198,640	2,069,176
Accrued expenses and other liabilities	4,040,823	2,226,318
Liabilities of discontinued operations	62,130	27,915

Total liabilities	392,266,711	390,924,136

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 3,000,000
shares; no shares were issued or outstanding	-	-
Common stock ($.01 par value, authorized 15,500,000
shares; at March 31, 2012 and December 31, 2011
1,357,073 shares were issued and outstanding)	13,567	13,557
Additional paid-in capital	17,583,483	18,167,895
Retained earnings, substantially restricted	23,059,506	23,017,789
Accumulated other comprehensive income	846,759	898,241

Total stockholders' equity	41,503,315	42,097,482

Total liabilities and stockholders' equity	$433,770,026	$433,021,618

See Notes to Consolidated Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Interest income:
Loans, including fees	$4,319,809	$4,759,385
Securities
Taxable	359,132	324,809
Nontaxable	107,453	45,944
Interest bearing deposits and other	19,207	45,469
	4,805,601	5,175,607

Interest expense:
Deposits	913,942	1,215,498
Borrowed funds	192,109	390,615
	1,106,051	1,606,113

Net interest income	3,699,550	3,569,494

Provision for loan losses	150,000	300,000
Net interest income after provision for loan losses	3,549,550	3,269,494

Noninterest income:
Fees and service charges	1,042,578	1,149,944
Gain on sale of loans	224,577	116,059
Other income	360,316	371,996

Total noninterest income	1,627,471	1,637,999

Noninterest expense:
Compensation and employee benefits	2,019,555	1,790,030
Premises and equipment	437,399	495,766
Data processing	256,122	189,950
FDIC insurance expense	89,390	143,811
Foreclosed real estate impairment	30,789	71,538
Other expenses	1,856,898	1,264,077

Total noninterest expense	4,690,153	3,955,172

Income from continuing operations before income taxes	486,868	952,321

Provision for income taxes	405,408	282,200

Income from continuing operations	81,460	670,121

Income from operations of discontinued subsidiary, net of income tax	45,075	20,111

Net income	$126,535	$690,232

Preferred stock dividends and accretion of discount	$-	$132,354

Net income available to common stockholders	$126,535	$557,878

Basic earnings per share:
Income from continuing operations	$0.06	$0.40
Income from operations of discontinued subsidiary	$0.03	0.01
Net income applicable to common stock	$0.09	$0.41

Diluted earnings per share:
Income from continuing operations	$0.06	$0.40
Income from operations of discontinued subsidiary	$0.03	0.01
Net income applicable to common stock	$0.09	$0.41

Dividends declared per common share	$0.06	$0.01

See Notes to Consolidated Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$126,535	$690,232
Other comprehensive income:
Other securities:
Unrealized holding gains (losses) arising during the period	(82,109)	182,313
Realized net (gains) recognized into net income	-	-
Net unrealized gains (losses) on other securities before tax (expense) benefit	(82,109)	182,313
Tax (expense) benefit	30,627	(68,003)
Net unrealized gains (losses) on other securities, net of tax in other comprehensive income	(51,482)	114,310
Other comprehensive income	(51,482)	114,310
Comprehensive income	$75,053	$804,542

See Notes to Consolidated Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2011 and 2012
(Unaudited)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Stockholders'
	Stock	Stock	Capital	Earnings	Income	Equity

Balance, January 1, 2011	$10,137,381	$13,502	$18,066,437	$21,047,295	$(89,325)	$49,175,290
Net income	-	-	-	690,232	-	690,232
Other comprehensive income	-	-	-	-	114,310	114,310
Dividends on preferred stock	-	-	-	(127,500)	-	(127,500)
Dividends on common stock	-	-	-	(13,515)	-	(13,515)
Employee stock-based compensation	-	8	14,047	-	-	14,055
Accretion of discount on preferred stock	4,854	-	-	(4,854)	-	-
Balance, March 31, 2011	$10,142,235	$13,510	$18,080,484	$21,591,658	$24,985	$49,852,872

Balance, January 1, 2012	$-	$13,557	$18,167,895	$23,017,789	$898,241	$42,097,482
Net income	-	-	-	126,535	-	126,535
Other comprehensive (loss)	-	-	-	-	(51,482)	(51,482)
Dividends on common stock	-	-	-	(84,818)	-	(84,818)
Repurchase of common stock warrant	-	-	(600,000)	-	-	(600,000)
Employee stock-based compensation	-	10	15,588	-	-	15,598
Balance, March 31, 2012	$-	$13,567	$17,583,483	$23,059,506	$846,759	$41,503,315

See Notes to Consolidated Financial Statements

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$126,535	$690,232
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	150,000	300,000
Depreciation	208,720	216,416
Amortization and accretion	128,172	57,242
Deferred taxes	(40,000)	120,000
Stock-based compensation expense	15,598	14,055
Gain on sale of foreclosed real estate and loans, net	(260,776)	(81,350)
Foreclosed real estate impairment	30,789	71,538
Increase in value of bank-owned life insurance	(54,786)	(58,102)
Proceeds from sales of loans held-for-sale	10,351,333	6,273,106
Originations of loans held-for-sale	(9,607,293)	(6,054,869)
Change in assets and liabilities:
Accrued interest receivable	29,348	48,673
Prepaid expenses and other assets	(40,802)	158,664
Accrued expenses and other liabilities	1,771,590	(95,085)

Net cash provided by operating activities	2,808,428	1,660,520

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	(2,114,521)	11,752,590
Proceeds from redemption of restricted equity securities	284,800	500,300
Purchase of restricted equity securities	(22,300)	-
Proceeds from maturities on investments in certificates of deposits	200,000	4,275,000
Proceeds from maturities and calls of securities available-for-sale	2,926,605	3,857,898
Purchase of securities available-for-sale	(2,827,419)	(10,233,887)
Purchase of premises, equipment and rental real estate	(123,189)	(175,040)
Net proceeds from sale of foreclosed real estate	1,013,665	1,838,301

Net cash provided by (used in) investing activities	(662,359)	11,815,162

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	364,391	17,593,333
Net decrease in advances from borrowers for taxes
and insurance	(870,536)	(855,905)
Payments of other borrowed funds	-	(10,000,000)
Repurchase of common stock warrant	(600,000)	-
Common and preferred dividends paid	(13,551)	(154,529)

Net cash provided by (used in) financing activities	(1,119,696)	6,582,899

Net increase in cash	1,026,373	20,058,581

CASH AND DUE FROM BANKS
Beginning	17,405,082	20,603,808
Ending	$18,431,455	$40,662,389

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)	Three Months Ended
	March 31,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash payments for:
Interest	$1,102,017	$1,630,573
Income taxes	230,708	3,065

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
Transfers from loans to other real estate owned	$238,927	$674,430

See Notes to Consolidated Financial Statements.

NORTH CENTRAL BANCSHARES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.           BASIS OF PRESENTATION

The consolidated financial statements for the three month periods ended March 31, 2012 and 2011 are unaudited.  In the opinion of the management of North Central Bancshares, Inc. (the “Company”), these financial statements reflect all adjustments, including normal recurring accruals, necessary to present fairly these consolidated financial statements.  The results of operations for the interim periods are not necessarily indicative of results that may be expected for an entire year.  Certain information and footnote disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP") have been omitted in accordance with the requirements for interim financial statements.  The financial statements and notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Accounting policy for loans receivable, net:  Loans that management has the intent and ability to hold for the foreseeable future, or until payoff or maturity occurs, are classified as held for investment.  These loans are stated at the amount of unpaid principal adjusted for charge-offs, the allowance for estimated losses on loans, any unamortized net deferred fees and/or costs on originated loans and net unearned premiums (discounts), with interest income recognized on the interest method based upon those outstanding loan balances.  Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.  Premiums (discounts) on first mortgage loans purchased are amortized to income using the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.  As assets are held for and used in the production of services, the origination and collection of these loans are classified as investing activities in the statement of cash flows.

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

To determine the residential real estate and consumer portfolio components of the allowance, loans are pooled by portfolio and losses are estimated using historical loss experience and management’s evaluation of the impact of risks associated with trends in delinquencies, concentrations of credit and regional and macro economic factors.  An individual impairment assessment is performed for residential real estate and consumer loans whose terms have been modified in a troubled debt restructuring ("TDR").  These loans are excluded from the pooled analysis.

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

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Management evaluates loans for indicators of impairment upon substandard classification.  Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

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

2.           EARNINGS PER COMMON SHARE

Basic earnings per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period.  Income available to common stockholders is net income less preferred stock dividends and accretion of discount on preferred stock, treated as preferred stock dividends.  Diluted earnings per common share reflects the potential dilution that would occur if the Company’s outstanding stock options and warrants were exercised and converted into common stock and the Company’s outstanding restricted stock was vested.  The dilutive effect is computed using the treasury stock method, which assumes all outstanding stock options and warrants are exercised.  The incremental shares issuable upon exercise of the stock options and warrants, to the extent they would have been dilutive, are included in the denominator of the diluted earnings per common share calculation.  The calculation of earnings per common share and diluted earnings per common share for the three months ended March 31, 2012 and 2011 is presented below.

	Three Months Ended March 31,
	2012	2011

Income from continuing operations	$81,460	$670,121
Preferred stock dividends and accretion of discount	-	132,354
Income from continuing operations available to
common stockholders	$81,460	$537,767
Income from operations of discontinued subsidiary, net of tax	45,075	20,111
Net income available to common stockholders	$126,535	$557,878

Weighted average common shares outstanding - basic	1,352,948	1,347,948
Effect of dilutive securities:
Stock options1	-	-
Restricted stock	4,125	3,500
Common stock warrant	-	6,083
Total diluted average common shares issued and	1,357,073	1,357,531
outstanding

Basic earnings per share:
Income from continuing operations	$0.06	$0.40
Income from operations of discontinued subsidiary	0.03	0.01
Net income applicable to common stock	$0.09	$0.41

Diluted earnings per share:
Income from continuing operations	$0.06	$0.40
Income from operations of discontinued subsidiary	0.03	0.01
Net income applicable to common stock	$0.09	$0.41

1For the periods ending March 31, 2012 and 2011, outstanding options to purchase common stock totaled
43,500 and 51,700, respectively. These options were not dilutive because the exercise price of the options exceeded the average closing price for the Company's common stock.

3.           SECURITIES

Securities available-for-sale as of March 31, 2012 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
U.S. Government agencies	$5,249,999	$40,096	$(780)	$5,289,315
Mortgage-backed securities(1)	16,512,384	554,824	-	17,067,208
Collateralized mortgage obligations(1)	24,368,437	407,061	(5,137)	24,770,361
State and local obligations	16,576,574	380,808	(96,988)	16,860,394
Corporate bonds	3,607,804	70,608	-	3,678,412
Total	$66,315,198	$1,453,397	$(102,905)	$67,665,690

Securities available-for-sale as of December 31, 2011 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	(Losses)	Fair Value

Debt securities:
U.S. Government agencies	$5,249,999	$50,496	$-	$5,300,495
Mortgage-backed securities(1)	17,709,321	550,073	-	18,259,394
Collateralized mortgage obligations(1)	26,190,653	485,319	(19,124)	26,656,848
State and local obligations	13,768,845	389,826	(5,468)	14,153,203
Corporate bonds	3,615,538	4,750	(23,271)	3,597,017
Total	$66,534,356	$1,480,464	$(47,863)	$67,966,957

(1) All mortgage backed securities and collateralized mortgage obligations consist of securities issued by FNMA, FHLMC or
GNMA and are backed by residential mortgage loans.

Gross unrealized losses and estimated fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2012 and December 31, 2011, are summarized as follows:

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
U.S. Government agencies	$249,220	$(780)	$-	$-	$249,220	$(780)
Collateralized mortgage obligations	1,472,255	(5,137)	-	-	1,472,255	(5,137)
State and local obligations	1,927,008	(96,988)	-	-	1,927,008	(96,988)
Total	$3,648,483	$(102,905)	$-	$-	$3,648,483	$(102,905)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Debt securities:
Collateralized mortgage obligations	$3,333,267	$(19,124)	$-	$-	$3,333,267	$(19,124)
State and local obligations	1,121,587	(5,468)	-	-	1,121,587	(5,468)
Corporate bonds	2,337,518	(23,271)	-	-	2,337,518	(23,271)
Total	$6,792,372	$(47,863)	$-	$-	$6,792,372	$(47,863)

The total number of securities in the investment portfolio in an unrealized loss position at March 31, 2012 and December 31, 2011 was nine.  The Company conducts quarterly reviews to identify and evaluate each investment that has an unrealized loss.  The unrealized losses for the above investment securities are generally due to changes in interest rates and, as such, are considered to be temporary by the Company.  The review takes into consideration the intent of the Company to not sell the security or whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery, as well as other qualitative factors.

The amortized cost and fair value of debt securities as of March 31, 2012 by contractual maturity is shown below.  Certain securities have call features, which allow the issuer to call the security prior to maturity.  Maturities may differ from contractual maturities in mortgage-backed securities and collateralized mortgage obligations because the mortgage underlying the securities may be called or repaid without any penalties.  Therefore, these securities are not included in the maturity categories in the following maturity summary:

	Debt Securities Available-for-Sale
	March 31, 2012
	Amortized
	Cost	Fair Value

Due in one year or less	$815,000	$818,194
Due from one to five years	8,168,731	8,289,302
Due from five to ten years	6,188,797	6,366,918
Due over 10 years	10,261,848	10,353,707
Mortgage-backed securities and
collateralized mortgage obligations	40,880,821	41,837,569
	$66,315,197	$67,665,690

4.           LOANS RECEIVABLE

Loans receivable at March 31, 2012 and December 31, 2011 are summarized as follows:

	March 31, 2012	December 31, 2011
First mortgage loans:
1-4 family residential real estate	$140,660,968	$138,581,219
Multifamily real estate	47,450,183	48,656,251
Commercial real estate	71,256,893	67,322,328
Construction and land development	1,926,822	2,111,575
Total first mortgage loans	261,294,866	256,671,373

Consumer loans:
Automobile	13,495,516	13,829,186
Second mortgage	41,452,940	43,897,879
Other	3,393,423	3,666,196
Total consumer loans	58,341,879	61,393,261

Total loans	319,636,745	318,064,634

Undisbursed portion of construction loans	(166,893)	(470,938)
Unearned premiums, net	16,061	22,340
Net deferred loan origination fees	(432,522)	(392,443)
Allowance for loan losses	(5,984,083)	(5,845,730)
	$313,069,308	$311,377,863

Activity in the allowance for loan losses by segment for the three months ended March 31, 2012 and 2011 is summarized in the following table.

	For the Three Months Ended March 31, 2012
				1-4 Family
	Commercial	Construction and	Multi-Family	Residential
	Real Estate	Land Development	Real Estate	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning balance	$2,527,282	$330,838	$516,107	$1,128,318	$1,343,185	$5,845,730
Charge-offs	-	-	-	(18,834)	(46,379)	(65,213)
Recoveries	15,000	-	-	37,851	715	53,566
Provisions	233,583	24,545	(20,996)	18,713	(105,845)	150,000
Ending balance	$2,775,865	$355,383	$495,111	$1,166,048	$1,191,676	$5,984,083

	For the Three Months Ended March 31, 2011
				1-4 Family
	Commercial	Construction and	Multi-Family	Residential
	Real Estate	Land Development	Real Estate	Real Estate	Consumer	Total
Allowance for Loan Losses:
Beginning balance	$2,555,094	$354,911	$803,850	$1,009,630	$1,423,376	$6,146,861
Charge-offs	(101,123)	(70,000)	-	(14,955)	(25,349)	(211,427)
Recoveries	-	-	-	127	5,513	5,640
Provisions	36,191	4,349	66,587	20,653	172,220	300,000
Ending balance	$2,490,162	$289,260	$870,437	$1,015,455	$1,575,760	$6,241,074

The following table presents the balance in the allowance for loan losses and recorded investment in loans by portfolio segment based on impairment method as of March 31, 2012 and December 31, 2011.

	March 31, 2012
				1-4 Family
	Commercial	Construction and	Multi-Family	Residential
	Real Estate	Land Development	Real Estate	Real Estate	Consumer	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$897,850	$202,000	$-	$177,929	$64,450	$1,342,229
Collectively evaluated for impairment	1,878,015	153,383	495,111	988,119	1,127,226	4,641,854
Total ending allowance balance	$2,775,865	$355,383	$495,111	$1,166,048	$1,191,676	$5,984,083

Loans:
Individually evaluated for impairment	$8,393,925	$1,652,254	$-	$5,073,295	$397,883	$15,517,357
Collectively evaluated for impairment	62,862,968	274,568	47,450,183	135,587,673	57,943,996	304,119,388
Total ending loan balance	$71,256,893	$1,926,822	$47,450,183	$140,660,968	$58,341,879	$319,636,745

	December 31, 2011
				1-4 Family
	Commercial	Construction and	Multi-Family	Residential
	Real Estate	Land Development	Real Estate	Real Estate	Consumer	Total
Allowance for Loan Losses:
Individually evaluated for impairment	$738,650	$202,000	$-	$142,400	$61,582	$1,144,632
Collectively evaluated for impairment	1,788,632	128,838	516,107	985,918	1,281,603	4,701,098
Total ending allowance balance	$2,527,282	$330,838	$516,107	$1,128,318	$1,343,185	$5,845,730

Loans:
Individually evaluated for impairment	$8,421,631	$1,835,950	$-	$4,509,307	$478,757	$15,245,645
Collectively evaluated for impairment	58,900,697	275,625	48,656,251	134,071,912	60,914,504	302,818,989
Total ending loan balance	$67,322,328	$2,111,575	$48,656,251	$138,581,219	$61,393,261	$318,064,634

The following table summarizes the recorded investment in impaired loans by segment, including loans for which no impairment is recorded, loans for which an impairment is recorded, and the resulting allowance for the impairment by segment as of March 31, 2012 and December 31, 2011.

	March 31, 2012

		Unpaid Principal	Associated	Average
	Carrying Amount	Balance	Allowance	Balance
With no specific allowance recorded:
Commercial Real Estate	$-	$-	$-
Construction and Land Development	-	-	-
Multi-Family Real Esate	-	-	-
1-4 Family Residential Real Estate	4,153,069	4,153,069	-
Consumer	273,721	273,721	-
With an allowance recorded:
Commercial Real Estate	8,393,925	8,393,925	897,850
Construction and Land Development	1,652,254	1,652,254	202,000
Multi-Family Real Esate	-	-	-
1-4 Family Residential Real Estate	920,226	920,226	177,929
Consumer	124,162	124,162	64,450
Total:
Commercial Real Estate	8,393,925	8,393,925	897,850	$8,403,139
Construction and Land Development	1,652,254	1,652,254	202,000	1,690,426
Multi-Family Real Esate	-	-	-	-
1-4 Family Residential Real Estate	5,073,295	5,073,295	177,929	4,803,098
Consumer	397,883	397,883	64,450	438,252
	$15,517,357	$15,517,357	$1,342,229	$15,334,915

	December 31, 2011

		Unpaid Principal	Associated	Average
	Carrying Amount	Balance	Allowance	Balance
With no specific allowance recorded:
Commercial Real Estate	$-	$-	$-
Construction and Land Development	-	-	-
Multi-Family Real Esate	-	-	-
1-4 Family Residential Real Estate	3,764,936	3,764,936	-
Consumer	349,300	349,300	-
With an allowance recorded:
Commercial Real Estate	8,421,631	8,421,631	738,650
Construction and Land Development	1,835,950	1,835,950	202,000
Multi-Family Real Esate	-	-	-
1-4 Family Residential Real Estate	744,371	744,371	142,400
Consumer	129,457	129,457	61,582
Total:
Commercial Real Estate	8,421,631	8,421,631	738,650	$8,797,584
Construction and Land Development	1,835,950	1,835,950	202,000	2,475,918
Multi-Family Real Esate	-	-	-	389,657
1-4 Family Residential Real Estate	4,509,307	4,509,307	142,400	4,782,398
Consumer	478,757	478,757	61,582	785,557
	$15,245,645	$15,245,645	$1,144,632	$17,231,114

Interest income recognized on impaired loans was approximately $184,000 and $200,000 for the three months ended March 31, 2012 and 2011, respectively.

Credit Quality Indicators

Credit quality indicators are used by management in determining the allowance for loan losses.  The primary credit quality indicators used by management include loan classification and delinquency status.  These indicators are used to identify and evaluate trends and deterioration in the loan portfolio.

The primary credit quality indicator used by management in the commercial real estate, construction and land development, and multi-family real estate loan portfolios is the internal classification of the loans.  Loans in these portfolios that are over $500,000 are reviewed annually at which time they are assigned a classification.  Loans may also be reviewed prior to the annual review cycle based on current information that becomes available regarding the borrower’s ability to service the loan.  Loans may be classified as watch, special mention, substandard, or doubtful.  An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that the Company through its banking subsidiary will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Assets that do not expose the Company to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve management’s close attention are designated as special mention.  If left uncorrected, these potential weaknesses could increase the level of risk to the Company in the future.  Commercial loans to borrowers whose most recent financial information shows deterioration in the earliest stages and warrant greater than routine attention and monitoring by management are designated as watch.  Impaired loans and TDRs are generally classified as substandard or doubtful.

The primary credit quality indicator used by management in the residential real estate and consumer loan portfolios is the delinquency status of the loans.

The following table summarizes the recorded investment in loan segments by credit quality indicator as of March 31, 2012 and December 31, 2011.  Past due status is reported as of March 31, 2012 and December 31, 2011.  Internal classification ratings reflect the most recent classification assigned generally based on an annual review.

Commercial Loans
Credit risk profile by internally assigned grade

	March 31, 2012				December 31, 2011
	Commercial	Construction and	Multi-Family		Commercial	Construction and	Multi-Family
	Real Estate	Land Development	Real Estate	Total	Real Estate	Land Development	Real Estate	Total
Grade:
Pass	$56,730,750	$274,568	$43,947,518	$100,952,836	$52,737,956	$275,625	$45,239,400	$98,252,981
Watch	6,936,355	-	3,502,665	10,439,020	6,162,741	-	3,416,851	9,579,592
Special Mention	5,008,889	-	-	5,008,889	-	-	-	-
Substandard	1,984,049	1,450,254	-	3,434,303	7,682,981	1,633,950	-	9,316,931
Doubtful	596,850	202,000	-	798,850	738,650	202,000	-	940,650
	$71,256,893	$1,926,822	$47,450,183	$120,633,898	$67,322,328	$2,111,575	$48,656,251	$118,090,154

Residential Real Estate and Consumer Loans
Credit risk profile based on delinquency status

	March 31, 2012				December 31, 2011
	1-4 Family				1-4 Family
	Residential	Second	Other Consumer		Residential	Second	Other Consumer
	Real Estate	Mortgage	Loans	Total	Real Estate	Mortgage	Loans	Total
Current	$138,908,965	$41,344,535	$16,726,304	$196,979,804	$136,573,437	$43,582,655	$17,201,581	$197,357,673
Past due 30-89 days	453,680	41,587	87,699	582,966	921,298	117,620	233,208	1,272,126
Past due 90 days and greater	1,298,323	66,818	74,936	1,440,077	1,086,484	197,604	60,593	1,344,681
	$140,660,968	$41,452,940	$16,888,939	$199,002,847	$138,581,219	$43,897,879	$17,495,382	$199,974,480

An aging analysis of the recorded investment in loans by segment at March 31, 2012 and December 31, 2011 is summarized as follows.

	30-89 Days	90 Days Past Due
	Past Due	and Greater	Total Past Due	Current	Total
March 31, 2012
Commercial Loans:
Commercial Real Estate	$-	$1,364,250	$1,364,250	$69,892,643	$71,256,893
Construction and Land Development	-	1,132,119	1,132,119	794,703	1,926,822
Multi-Family Real Estate	-	-	-	47,450,183	47,450,183
1-4 Family Residential Real Estate	453,680	1,298,323	1,752,003	138,908,965	140,660,968
Consumer:
Second mortgage	41,587	66,818	108,405	41,344,535	41,452,940
Other consumer loans	87,699	74,936	162,635	16,726,304	16,888,939
	$582,966	$3,936,446	$4,519,412	$315,117,333	$319,636,745

December 31, 2011
Commercial Loans:
Commercial Real Estate	$26,796	$-	$26,796	$67,295,532	$67,322,328
Construction and Land Development	1,132,119	703,831	1,835,950	275,625	2,111,575
Multi-Family Real Estate	-	-	-	48,656,251	48,656,251
1-4 Family Residential Real Estate	921,298	1,086,484	2,007,782	136,573,437	138,581,219
Consumer:
Second mortgage	117,620	197,604	315,224	43,582,655	43,897,879
Other consumer loans	233,208	60,593	293,801	17,201,581	17,495,382
	$2,431,041	$2,048,512	$4,479,553	$313,585,081	$318,064,634

Nonaccrual loans at March 31, 2012 and December 31, 2011 by segment are summarized below:

	March 31, 2012	December 31, 2011
Commercial Loans:
Commercial Real Estate	$1,508,299	$1,511,299
Construction and Land Development	1,652,254	1,835,950
Multi-Family Real Estate	-	-
1-4 Family Residential Real Estate	1,570,293	1,086,485
Consumer:
Second mortgage	66,818	197,603
Other consumer loans	74,936	60,593
	$4,872,600	$4,691,930

TDRs are loans on which, due to the borrower’s financial difficulties, a concession has been granted that would not otherwise be considered.  In most cases, modifications of loan terms that could potentially qualify as a TDR include reduction of contractual interest rate, extension of the maturity date or a reduction of the principal balance.  A TDR is placed on accrual status when both principal and interest are current and it is probable that we will be able to collect all amounts due (both principal and interest) according to the terms of the loan agreement.  All loans classified as TDRs are considered to be impaired.

The following table summarizes loans that have been restructured during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Number of Loans	Pre-restructuring Outstanding Recorded Investment	Post-restructuring Outstanding Recorded Investment
Troubled debt restructurings:
Commercial Real Estate	-	$-	$-
Construction and Land Development	-	-	-
Multi-Family Real Estate	-	-	-
1-4 Family Residential Real Estate	4	189,740	193,464
Consumer	1	25,982	25,982
Total:	5	$215,722	$219,446

The TDRs described above have not had a material impact on the allowance for loan losses.  The majority of these TDRs were a result of changes in interest rates and accounted for approximately 80% of the modifications.  The difference between the post-restructuring principal balance compared to the pre-restructuring principal balance is due to charge-offs or capitalization of interest.

A restructured loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.  The following table summarizes, as of March 31, 2012, loans that were restructured within the last 12 months that have subsequently defaulted during the reported period:

	March 31, 2012
	Number of Loans	Principal Balance of Defaulted Loans

Commercial Real Estate	-	$-
Construction and Land Development	1	703,831
Multi-Family Real Estate	-	-
1-4 Family Residential Real Estate	3	191,531
Consumer	2	31,434
Total:	6	$926,796

5.           FAIR VALUE

Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures.  The Company did not have any liabilities that were measured at fair value at March 31, 2012.  The Company’s securities available for sale are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets or liabilities on a non-recurring basis, such as other real estate owned and impaired loans.  These non-recurring fair value adjustments involve the application of lower-of-cost-or-fair-value accounting or write-downs of individual assets.

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

Fair value measurements for assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at March 31, 2012

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Debt securities:
U.S. Government agencies	$-	$5,289,315	$-	$5,289,315
Mortgage-backed securities	-	17,067,208	-	17,067,208
Collateralized mortgage obligations	-	24,770,361	-	24,770,361
State and local obligations	-	16,860,394	-	16,860,394
Corporate bonds	3,678,412	-	-	3,678,412
Total securities available-for-sale	$3,678,412	$63,987,278	$-	$67,665,690

	Fair Value Measurements at December 31, 2011

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Debt securities:
U.S. Government agencies	$-	$5,300,495	$-	$5,300,495
Mortgage-backed securities	-	18,259,394	-	18,259,394
Collateralized mortgage obligations	-	26,656,848	-	26,656,848
State and local obligations	-	14,153,203	-	14,153,203
Corporate bonds	3,597,017	-	-	3,597,017
Total securities available-for-sale	$3,597,017	64,369,940	-	67,966,957

When available, quoted market prices are used to determine the fair value on investment securities and such items are classified within Level 1 of the fair value hierarchy.  Examples include equity securities, U.S. Treasury securities and certain corporate bonds. For other securities, the Company determines fair value based on various sources and may include observable prices for similar bonds where a price for the identical bond is not observable.  Securities measured at fair value by such methods are classified as Level 2. The fair values of Level 2 securities are determined by pricing models that consider observable market data, such as interest rate volatilities, LIBOR yield curve, credit spreads and prices from market makers, and live trading systems.  Certain securities are not valued based on observable inputs and are, therefore, classified as Level 3.  The fair value of these securities is based on management’s best estimates.  The Company’s policy is to recognize transfer between levels at the end of each reporting period, if applicable.  There were no transfers between levels during the three months ended March 31, 2012.

Fair value measurements for assets measured at fair value on a non-recurring basis were as follows:

	Fair Value Measurements at March 31, 2012

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$-	$-	$9,748,338	$9,748,338
Foreclosed real estate	-	-	986,521	986,521
Title plant	-	-	475,704	475,704
Total	$-	$-	$11,210,563	$11,210,563

	Fair Value Measurements at December 31, 2011

	Quoted Prices
	in Active Markets	Significant Other	Significant
	for Identical Assets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Impaired loans	$-	$-	$9,986,777	$9,986,777
Foreclosed real estate	-	-	1,749,986	1,749,986
Title plant	-	-	475,704	475,704
Total	$-	$-	$12,212,467	$12,212,467

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

Title plant is carried at cost and is subject to impairment testing on an annual basis or more often if conditions indicate a possible impairment.  In determining the amount of impairment, fair value was estimated using industry multiples and cash flow data and included management adjustments based on current industry conditions and as such are classified in Level 3.

Fair Value Disclosures

Generally accepted accounting principles in the U.S. require disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis.  The methodologies for estimating the fair value of financial assets and financial liabilities that are measured at fair value on a recurring or non-recurring basis are discussed above.  The methodologies for other financial assets and financial liabilities are discussed below:

Cash and due from banks:  The carrying amount of cash and due from banks represents the fair value.

Investments in certificates of deposit:  The fair value of investments in certificates of deposit is estimated based on discounted cash flows using current market interest rates.

Restricted equity securities:  The fair value of this untraded stock is estimated at its carrying value because the Company is able to redeem the stock at par value.

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

Commitments to extend credit:  The fair values of commitments to extend credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and creditworthiness of the counterparties.  At March 31, 2012 and December 31, 2011, the carrying amount and fair value of the commitments were not significant.

		March 31, 2012		December 31, 2011
	Fair Value	Carrying	Fair	Carrying	Fair
	Hierarchy Level	Amount	Value	Amount	Value
			(nearest 000)		(nearest 000)
Financial assets:
Cash and due from banks	Level 1	$18,431,455	$18,431,000	$17,405,082	$17,405,000
Investments in certificates of deposit	Level 1	3,431,000	3,431,000	3,631,000	3,631,000
Securities available-for-sale	See previous table	67,665,690	67,666,000	67,966,957	67,967,000
FHLB stock	Level 1	2,860,700	2,861,000	3,123,200	3,123,000
Loans, net	Level 2	313,069,308	323,908,000	311,377,863	320,358,000
Loans held for sale	Level 2	1,138,350	1,138,000	1,657,813	1,658,000
Accrued interest receivable	Level 1	1,593,419	1,593,000	1,622,767	1,623,000
Financial liabilities:
Deposits	Level 2	361,215,118	363,288,000	360,850,727	362,938,000
Borrowed funds	Level 2	25,750,000	26,645,000	25,750,000	26,697,000
Accrued interest payable	Level 1	25,411	25,000	21,377	21,000

6.           OPERATING SEGMENTS

An operating segment is generally defined as a component of a business for which discrete financial information is available and whose results are reviewed by the chief operating decision-maker.  The Company has determined that it has two reportable segments:  a traditional banking segment and a nonbank segment.  The traditional banking segment consists of the Company’s banking subsidiary, First Federal Savings Bank of Iowa (the “Bank”), and the holding company.  The Bank operates as an Iowa state-chartered commercial bank providing deposit, loan and other related products to individuals and small businesses, primarily in the communities where their offices are located.  The nonbank segment, which is set forth under the caption “All Others” below, consists of the operations of the subsidiaries under the Bank, and includes real estate abstracting services, insurance and investment services, and ownership of low-income housing tax credit apartment complexes.

Transactions between affiliates, the resulting revenues of which are shown in the inter-segment revenue category, are conducted at market prices that would be paid if the companies were not affiliates.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Traditional			Traditional
	Banking	All Others	Total	Banking	All Others	Total

Interest income	$4,805,601	$-	$4,805,601	$5,175,607	$-	$5,175,607
Interest expense	1,083,514	22,537	1,106,051	1,578,898	27,215	1,606,113
Net interest income (loss)	3,722,087	(22,537)	3,699,550	3,596,709	(27,215)	3,569,494
Provision for loan losses	150,000	-	150,000	300,000	-	300,000
Net interest income (loss) after
provision for loan losses	3,572,087	(22,537)	3,549,550	3,296,709	(27,215)	3,269,494
Noninterest income	1,364,256	263,215	1,627,471	1,374,018	263,981	1,637,999
Securities gains (losses), net	-	-	-	-	-	-
Noninterest expense	4,410,809	279,344	4,690,153	3,663,160	292,012	3,955,172
Income (loss) before income taxes	525,534	(38,666)	486,868	1,007,567	(55,246)	952,321
Provision for income taxes	403,708	1,700	405,408	280,100	2,100	282,200
Income from continuing operations	121,826	(40,366)	81,460	727,467	(57,346)	670,121
Income from discontinued operations	-	45,075	45,075	-	20,111	20,111
Net income	$121,826	$4,709	$126,535	$727,467	$(37,235)	$690,232
Inter-segment revenue (expense)	$95,555	$(95,555)	$-	$114,156	$(114,156)	$-
Total assets	$430,417,205	$3,352,821	$433,770,026	$456,147,437	$3,460,657	$459,608,094
Total deposits	$361,215,118	$-	$361,215,118	$367,426,237	$-	$367,426,237

7.           DISCONTINUED OPERATIONS

In the first quarter of 2012, the Company developed and implemented a plan to sell First Iowa Title Services, Inc. (“First Iowa Title”), the Bank’s wholly-owned subsidiary which provides real estate abstracting services.  The operating results of First Iowa Title are classified as discontinued operations for all periods presented in the consolidated financial statements.  For segment reporting purposes, the operations of First Iowa Title are included in All Others.  The carrying value of the assets of discontinued operations on the Consolidated Statements of Financial Condition is based on fair value.

Revenues of First Iowa Title for the three months ended March 31, 2012 and 2011 were $179,127 and $131,219, respectively.  The following table presents assets of discontinued operations and related liabilities at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
Title plant	$475,704	$475,704
Other assets	125,332	79,897
	$601,036	$555,601
Other liabilities	$62,130	$27,915

8.           INCOME TAXES

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

	Three Months Ended March 31,
	2012		2011
		Percent		Percent
		of Pretax		of Pretax
	Amount	Income	Amount	Income
Income from continuing operations before income taxes	$165,535	34.0%	$323,789	34.0%
Nontaxable income	(57,179)	(11.7)	(37,967)	(4.0)
Nondeductible merger expenses	289,975	59.6	-	-
State income tax, net of
federal income tax benefit	37,332	7.7	22,301	2.3
Low income housing tax credits	(59,303)	(12.2)	(56,350)	(5.9)
Other	29,048	5.9	30,427	3.2
Income tax expense	$405,408	83.3%	$282,200	29.6%

9.           MERGER AGREEMENT

On March 12, 2012, the Company entered into a Merger Agreement with Great Western Bancorporation, Inc., ("Great Western") an Iowa Corporation, and 150, Inc. (“150”) an Iowa corporation and newly-formed direct wholly-owned subsidiary of Great Western (the “Merger Agreement”). The Merger Agreement contemplates that immediately following the Merger, the Company will merge with and into Great Western, with Great Western surviving such merger, and that immediately thereafter the Bank will merge with and into Great Western Bank, with Great Western Bank surviving such merger. Upon completion of these mergers, the corporate existence of the Company and Bank will cease and they will become part of Great Western and Great Western Bank.

Subject to certain conditions contained in the Merger Agreement, upon effectiveness of the Merger, each issued and outstanding share of common stock of the Company will be converted into the right to receive $30.58 per share in cash. The aggregate consideration that the shareholders of the Company will receive as a result of the Merger is approximately $41.5 million.

The Merger Agreement has been unanimously approved by the Company’s Board of Directors, and the transactions contemplated by the Merger Agreement are subject to various conditions including, among other things, the approval of the Merger Agreement by the shareholders of the Company, the receipt of requisite bank regulatory approvals and non-objections, and other customary conditions.  Assuming the satisfaction of such conditions, it is currently expected that the Merger will become effective in the second quarter of 2012.

10.           CURRENT ACCOUNTING DEVELOPMENTS

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to achieve Common Fair Value Measurement (Topic 820) and Disclosure Requirement in U.S. GAAP and International Financial Reporting Standards ("IFRS").  The amendments were issued to achieve convergence between U.S. GAAP and IFRS.  The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures.  ASU No. 2011-04 was effective for the Company on January 1, 2012 and was to be applied prospectively.  Adoption of this guidance did not have a material impact on the Company’s financial position or results of operations, but did result in additional disclosures within the fair value footnote.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in ASU No. 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position.  Amendments under ASU No. 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013.  The Company does not expect the adoption of this guidance would have a material impact on its consolidated financial position.

Item 2.  Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements consisting of estimates with respect to the consolidated financial condition, results of operations and business of the Company and its subsidiaries, including the Bank, that are subject to various factors which could cause actual results to differ materially from these estimates, including those set forth in Part I, Item 1A — Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 9, 2012.  These factors include changes in general, economic, market, legislative and regulatory conditions, and the development of an interest rate environment that adversely affects the interest rate spread or other income anticipated from the Company’s operations and investments.  The Company’s actual results may differ from the results discussed in the forward-looking statements.  The Company disclaims any obligation to publicly announce future events or developments that may affect the forward-looking statements contained herein.

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

Management believes the following were important factors in the Company’s performance during the three month period ended March 31, 2012:

•
On March 12, 2012, the Company entered into a Merger Agreement with Great Western and 150.  Under the terms of the Merger Agreement, and subject to the terms and conditions thereof, 150 will merge with and into the Company, which shall be the surviving corporation and will become wholly-owned by Great Western. Subject to certain conditions contained in the Merger Agreement, upon effectiveness of the Merger, each issued and outstanding share of common stock of the Company will be converted into the right to receive $30.58 per share in cash. The aggregate consideration that the shareholders of the Company will receive as a result of the Merger is approximately $41.5 million.

•
On December 14, 2011, the Company redeemed all of its 10,200 shares of its Series A preferred stock issued to the U.S. Treasury Department (“Treasury”) under the Treasury’s Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”) for $10,200,000.  On January 11, 2012, the Company completed the repurchase of a warrant to purchase 99,157 shares of the Company’s common stock held by the Treasury (“Warrant”).  The Company paid $600,000 to the Treasury to repurchase the Warrant.  The Company was able to accomplish these actions without raising additional capital or incurring holding company debt.  With these transactions, the Treasury no longer holds any investment in the Company and the Company is no longer subject to TARP CPP-related  restrictions on executive compensation and payment of dividends.

•
Loans amounted to $313.1 million as of March 31, 2012 compared to $311.4 million as of December 31, 2011, representing an increase of 0.5%.  The increase in the loan portfolio is primarily the result of growth in commercial real estate lending.

•
Nonperforming assets decreased $574,000 from $6.5 million at December 31, 2011 to $5.9 million at March 31, 2012.  The Bank recorded a provision for loan losses of $150,000 for the three months ended March 31, 2012 compared to $300,000 for the same period in 2011.  The Company continues to monitor its loan portfolio with the objective of minimizing defaults or write-downs. Despite these actions, the possibility of additional losses in loans and losses in the value of real estate owned cannot be eliminated.

•	The Bank continues to meet the requirements to be considered “well capitalized” under regulatory capital requirements with a total risk based capital ratio of 14.8% at March 31, 2012.

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

Accordingly, as such laws and implementing regulations are developed and promulgated, the Company’s and Bank’s compliance costs have increased, and are likely to increase in the future.  The Company and Bank are continuing to closely monitor and evaluate developments under the Dodd-Frank Act with respect to our business, financial condition, results of operations and prospects.  We remain hopeful regarding the future but remain deeply concerned regarding the increased regulatory costs and restrictive burdens imposed by the Dodd-Frank Act on the banking industry.

CRITICAL ACCOUNTING POLICIES

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the disclosures included elsewhere in this report, are based on the Company’s unaudited consolidated financial statements.  These statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The financial information contained in these statements is, for the most part, based on approximate measures of the financial effects of transactions and events that have already occurred.  However, the preparation of these statements requires management to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

The Company’s accounting policies are described in the “Notes to Consolidated Financial Statements” of the Company’s unaudited consolidated financial statements.  Based on its consideration of accounting policies that involve the most complex and subjective estimates and judgments, management has identified its most critical accounting policies to be those related to the allowance for loan losses and asset impairment judgments.

The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely.  The Company has policies and procedures for evaluating the overall credit quality of its loan portfolio, including timely identification of potential problem credits.  On a quarterly basis, management reviews the appropriate level for the allowance for loan losses, incorporating a variety of risk considerations, both quantitative and qualitative.  Quantitative factors include the Company’s historical loss experience, delinquency and charge-off trends, collateral values, known information about individual loans and other factors.  Qualitative factors include the general economic environment in the Company’s market area and the expected trend of those economic conditions.  To the extent that actual results differ from forecasts and management’s judgment, the allowance for loan losses may be greater or less than future charge-offs.

Asset impairment judgments include evaluating the decline in fair value of available-for-sale securities below their cost.  Declines in fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the lack of intent of the Company to sell the security or whether it is more-likely-than-not that the Company will be required to sell the security before its anticipated recovery.

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

FINANCIAL CONDITION

Total assets increased $748,000, or 0.2%, to $433.8 million at March 31, 2012, from $433.0 million at December 31, 2011.  The increase in assets was primarily due to an increase in net loans receivable and cash and due from banks.

Net loans receivable increased by $1.7 million, or 0.5%, to $313.1 million at March 31, 2012, from $311.4 million at December 31, 2011, primarily due to the origination of $26.8 million of first mortgage loans primarily secured by one-to-four family residences and commercial real estate, and the origination of $5.7 million of consumer loans during the three months ended March 31, 2012. These originations were offset in part by payments and prepayments of $20.6 million and loan sales of $10.1 million during the three months ended March 31, 2012.  The Company generally sells fixed-rate residential loans originated with maturities of more than 15 years in the secondary mortgage market in order to reduce interest rate risk.

At March 31, 2012, net loans consisted of (i) $139.0 million of one-to-four family real estate representing an increase of $2.2 million from December 31, 2011, (ii) $70.1 million of nonresidential commercial real estate loans representing an increase of $3.5 million from December 31, 2011, (iii) $46.8 million of multi-family real estate loans representing a decrease of $1.2 million from December 31, 2011, and (iv) $57.2 million of consumer loans representing a decrease of $2.8 million from December 31, 2011.  The Company’s lending growth strategy has been focused on expanding commercial lending in its existing markets, in part as an effort to reinvest funds from the payment and prepayment of out-of-state loans.

At March 31, 2012, the Company’s loan portfolio included $69.5 million of loans secured by out-of-state properties, compared to $71.4 million at December 31, 2011.  These loans represented 21.7% of the Company’s total loan portfolio at March 31, 2012 compared to 22.4% at December 31, 2011 and are primarily multifamily and commercial real estate loans.  There were no originations or purchases of commercial loans secured by out-of-state properties during the three months ended March 31, 2012.

The following table provides information regarding nonaccrual loans and nonperforming assets.

	March 31,	December 31,
	2012	2011
	(Dollars in thousands)

First mortgage loans:
One- to four-family residential	$1,570	$1,087
Multifamily and commercial properties	3,161	3,347
Consumer loans	142	258
Total nonaccrual loans	4,873	4,692

90 days past due loans (still
accruing interest)	-	-
Other nonperforming loans	-	-
Total nonperforming loans	4,873	4,692

Total foreclosed real estate	987	1,750
Other nonperforming assets	44	36
Total nonperforming assets	$5,904	$6,478

Total nonaccrual loans to net loans receivable	1.56%	1.51%
Total nonaccrual loans to total assets	1.12%	1.08%
Total nonperforming assets to total assets	1.36%	1.50%

The allowance for loan losses was $6.0 million at March 31, 2012, compared to $5.8 million at December 31, 2011.  The allowance for loan losses at March 31, 2012 was 1.9% of loans and 122.8% of nonperforming loans, compared to 1.8% of loans and 124.6% of nonperforming loans at December 31, 2011, and 1.9% of loans and 58.2% of nonperforming loans at March 31, 2011.

Management believes that the allowance for loan losses was adequate as of March 31, 2012.  While management estimates loan losses using the best available information, such as independent appraisals for significant collateral properties, no assurance can be made that future adjustments to the allowance will not be necessary based on changes in economic and real estate market conditions, further information obtained regarding problem loans, identification of additional problem loans, and other factors, both within and outside of management’s control.  Due to potential changes in the real estate markets, it is at least reasonably possible that management’s assessment will change in the near term and that such changes could materially affect the amounts reported in the Company’s financial statements.

Deposits increased $364,000, or 0.1%, to $361.2 million at March 31, 2012, from $360.9 million at December 31, 2011, primarily reflecting increases in noninterest bearing deposits, interest bearing demand deposits, money market and savings accounts of $1.0 million, $5.3 million, $1.5 million and $4.0 million, respectively, offset in part by a decrease in certificates of deposits of $11.4 million.  Borrowings, which consist of FHLB advances, were $25.8 million at March 31, 2012 and December 31, 2011.

Total stockholders’ equity decreased $594,000, or 1.4%, to $41.5 million at March 31, 2012, from $42.1 million at December 31, 2011, primarily due to the Company’s repurchase of the common stock warrant held by the U.S. Treasury Department and dividends declared on common stock, offset in part by earnings during the period.  The Company paid $600,000 to the Treasury on January 11, 2012 to repurchase the warrant.

RESULTS OF OPERATIONS

The following table shows selected financial results and ratios.

	Three Months Ended March 31,
	2012	2011
Net income	$126,535	$690,232

Average assets	434,922,529	451,668,232
Average stockholders equity	42,224,588	49,473,381

Return on assets	0.12%	0.61%

Return on equity	1.20%	5.58%

Efficiency ratio	88.04%	75.95%

Definitions of ratios:

Return on assets - annualized net income divided by average assets.
Return on equity - annualized net income divided by average stockholders equity.
Efficiency ratio - noninterest expense divided by the sum of noninterest income plus net interest income.

Net Income.  Net income decreased by $564,000 to $127,000 for the quarter ended March 31, 2012, compared to net income of $690,000 for the quarter ended March 31, 2011.  The decrease in net income was primarily due to an increase in noninterest expense and provision for income taxes and a decrease in noninterest income, offset in part by an increase in net interest income and a decrease in provision for loan losses.

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

Data for the three months ended March 31:

	2012			2011
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets:
Interest-earning assets:
Loans	$317,782,540	$4,319,809	5.44%	$334,558,557	$4,759,385	5.72%
Securities available-for-sale	69,523,196	466,585	2.68%	53,568,546	370,753	2.77%
Investments in certificates of deposit	3,437,452	10,254	1.20%	11,305,326	35,686	1.28%
Interest-bearing cash	14,958,075	8,953	0.24%	19,225,734	9,783	0.21%
Total interest-earning assets	$405,701,263	$4,805,601	4.74%	$418,658,163	$5,175,607	4.97%
Noninterest-earning assets	29,221,266			33,010,069
Total assets	$434,922,529			$451,668,232

Liabilities and Equity:
Interest-bearing liabilities:
NOW and money market savings	$171,158,194	$213,561	0.50%	$152,169,618	$315,676	0.84%
Savings	35,260,735	8,664	0.10%	31,406,321	10,403	0.13%
Certificates of deposit	133,362,602	691,717	2.08%	151,906,364	889,419	2.37%
Borrowed funds	25,755,376	192,109	2.99%	42,583,333	390,615	3.72%
Total interest-bearing liabilities	$365,536,907	$1,106,051	1.21%	$378,065,636	$1,606,113	1.72%
Noninterest-bearing liabilities	27,161,034			24,129,215
Total liabilities	$392,697,941			$402,194,851
Equity	42,224,588			49,473,381
Total liabilities and equity	$434,922,529			$451,668,232

Net interest income		$3,699,550			$3,569,494

Net interest rate spread			3.53%			3.25%
Net interest margin			3.65%			3.41%

Ratio of average interest-earnings assets to
average interest-bearing liabilities			110.99%			110.74%

Fluctuations in net interest income can result from the combination of changes in the balances of asset and liability categories and changes in interest rates.  Interest rates earned and paid are also affected by general economic conditions, particularly changes in market interest rates, and by competitive factors, government policies, and the actions of regulatory authorities.  Net interest income before provision for loan losses increased by $130,000, or 3.6%, to $3.7 million for the quarter ended March 31, 2012, from $3.6 million for the quarter ended March 31, 2011.  The increase was primarily due to an increase in net interest rate spread (i.e., the difference in the average yield on assets and average cost of liabilities) and a decrease in the average balance of interest-bearing liabilities, offset in part by a decrease in the average balance of interest-earning assets.  The interest rate spread increased to 3.53% for the quarter ended March 31, 2012, from 3.25% for the quarter ended March 31, 2011.  The increase in interest rate spread reflects a decrease in cost of funds, offset in part by a decrease in the yield on interest-earning assets.

Provision for Loan Losses. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of prior loss experience, a review of classified loans, a realistic determination of value and adequacy of underlying collateral, levels and trends of loan categories, industry standards, past due loans, economic conditions, the volume and type of loans in the Company’s portfolio, and other factors related to the collectibility of the Company’s loan portfolio.  The Company’s provision for loan losses was $150,000 and $300,000 for the quarters ended March 31, 2012 and 2011, respectively, representing a decrease of $150,000, or 50.0%.  The provision for loan losses for the three months ended March 31, 2012 was impacted in part by the growth in the commercial real estate portfolio, offset in part by improvement in charge-off history and delinquency trends in the consumer loan portfolio.

Noninterest Income.  The following table shows the changes in the components of noninterest income.

	Three Months Ended March 31,
	2012	2011	Change	Change %
Noninterest income:
Fees and service charges	$1,042,578	$1,149,944	$(107,366)	-9.3%
Gain on sale of loans	224,577	116,059	108,518	93.5%
Other income:
Increase in CSV - BOLI	54,786	58,102	(3,316)	-5.7%
Investment and Insurance sales	165,969	163,942	2,027	1.2%
Rental income	118,894	121,819	(2,925)	-2.4%
Loan prepayment fees	12,372	1,200	11,172	931.0%
All other	8,295	26,933	(18,638)	-69.2%
Total other income	$360,316	$371,996	$(11,680)	-3.1%

Total noninterest income	$1,627,471	$1,637,999	$(10,528)	-0.6%

Total noninterest income decreased by $11,000, or 0.6%, to $1.6 million for the quarter ended March 31, 2012, from $1.6 million for the quarter ended March 31, 2011.  Fees and service charges decreased for the quarter primarily due to a decrease in overdraft fees. Gain on sale of loans increased for the quarter as demand for loans originated for the secondary market has remained high in the current rate environment.

Noninterest Expense.  The following table shows the changes in the components of noninterest expense.

	Three Months Ended March 31,
	2012	2011	Change	Change %
Noninterest expense:
Compensation and employee benefits	$2,019,555	$1,790,030	$229,525	12.8%
Premises and equipment	437,399	495,766	(58,367)	-11.8%
Data processing	256,122	189,950	66,172	34.8%
FDIC insurance expense	89,390	143,811	(54,421)	-37.8%
Foreclosed real estate impairment	30,789	71,538	(40,749)	-57.0%
Other expense:
Advertising and promotions	54,144	85,624	(31,480)	-36.8%
Professional fees	935,015	172,058	762,957	443.4%
Foreclosed real estate net expense	(54)	135,128	(135,182)	-100.0%
Printing, postage, and supplies	100,501	118,385	(17,884)	-15.1%
Checking account charges	56,398	66,600	(10,202)	-15.3%
Insurance (non-employee)	37,338	37,752	(414)	-1.1%
Regulatory fees	10,525	32,197	(21,672)	-67.3%
Telephone	37,187	34,907	2,280	6.5%
Apartment operating costs	88,960	95,447	(6,487)	-6.8%
Employee costs	40,167	56,612	(16,445)	-29.0%
Card service expenses	173,601	162,127	11,474	7.1%
All other	323,116	267,240	55,876	20.9%
Total other expense	$1,856,898	$1,264,077	$592,821	46.9%

Total noninterest expense	$4,690,153	$3,955,172	$734,981	18.6%

Total noninterest expense increased by $735,000, or 18.6%, to $4.7 million for the quarter ended March 31, 2012, from $4.0 million for the quarter ended March 31, 2011.  Various factors account for the general increase in noninterest expense, including an increase in compensation and employee benefits primarily due to an increase in bonuses, commissions and incentives, director fees and pension expense. The decrease in premises and equipment was related to a decrease in depreciation expense. FDIC insurance expense decreased as the result of a new assessment methodology and calculation which became effective for the quarter ended June 30, 2011.  Data processing expense increased as certain contract credits utilized in 2011 have been exhausted.  The increase in other expenses was primarily due to increases in legal and professional fees related to the pending Merger.  Foreclosed real estate net expense decreased as a result of gains on sale of foreclosed real estate.

Income Taxes.  Provision for income taxes increased by $123,000, or 43.7%, to $405,000 for the quarter ended March 31, 2012, compared to $282,000 for the quarter ended March 31, 2011.  The increase in income taxes was primarily due to an increase in taxable income.  The effective tax rate of 83.3% from the three months ended March 31, 2012 was primarily a result of nondeductible expenses related to the pending Merger.

Income for operations of discontinued subsidiary.  In the first quarter of 2012, the Company developed and implemented a plan to sell First Iowa Title, the Bank’s subsidiary which provides real estate abstracting services.  The results of First Iowa Title are classified as discontinued operations.  Income from operations of discontinued subsidiary increased by $25,000, or 124%, to $45,000 for the quarters ended March 31, 2012, compared to $20,000 for the quarter ended March 31, 2011.  The increase was primarily due to an increase in abstract fee income.

LIQUIDITY AND CAPITAL RESOURCES

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all financial commitments and to capitalize on opportunities for profitable business growth.  The Company’s principal source of funds is deposits.  Other sources include loan principal repayments, proceeds from the maturity and sale of investment securities, advances from the FHLB, and funds provided by operations.  Liquidity management is conducted on both a daily and long-term basis.  Investments in liquid assets are adjusted based on expected loan demand, projected loan maturities and payments, expected deposit flows, and the objectives set by the Company’s asset-liability management policy.  The Company had liquid assets (cash and cash equivalents) of $18.4 million as of March 31, 2012, compared with $17.4 million as of December 31, 2011.  The Bank had additional borrowing capacity available from the FHLB of approximately $82.6 million at March 31, 2012.  In addition, the Bank had $5.0 million in borrowing capacity available through a line of credit with a correspondent bank as of March 31, 2012.  The Bank had not drawn on this line of credit as of March 31, 2012.  Net cash from continuing operating activities contributed $2.8 million and $1.7 million to liquidity for the quarters ended March 31, 2012 and 2011, respectively.  The combination of high levels of potentially liquid assets, cash flows from operations and additional borrowing capacity provided strong liquidity for the Company at March 31, 2012.

During 2012, macro-economic conditions and the challenging economic environment continued to impact liquidity and credit quality across the financial markets.  While the recession has impacted the local economies in which the Company operates and holds out-of-state real estate loans, our liquidity position and capital resources remain strong and the Company anticipates that it will have sufficient funds to meet its current funding commitments.

On December 14, 2011, the Company redeemed all of its 10,200 shares of its Series A preferred stock issued to the Treasury under the TARP CPP for $10,200,000. On January 11, 2012, the Company completed the repurchase of the Warrant to purchase 99,157 shares of the Company’s common stock held by the Treasury. The Company paid $600,000 to the Treasury to repurchase the Warrant. The Company was able to accomplish these actions without raising additional capital or incurring holding company debt. With these transactions, the Treasury no longer holds any investment in the Company and the Company is no longer subject to TARP CPP-related restrictions on executive compensation and payment of dividends.

At March 31, 2012, the Company had outstanding loan commitments of $5.6 million. This amount does not include undisbursed overdraft loan privileges and the undisbursed home equity lines of credit.  The Company monitors its liquidity position and expects to have sufficient funds to meet its current funding commitments.

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies.  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total Capital, Tier I Capital to Risk-Weighted Assets and Tier I Capital to Average Assets.  The Bank met all capital adequacy requirements to which it was subject as of March 31, 2012.

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(000's)		(000's)		(000's)
As of March 31, 2012:
Total Capital (to risk-weighted assets)	$42,790	14.8%	$23,172	8.0%	$28,965	10.0%
Tier I Capital (to risk-weighted assets)	39,140	13.5	11,586	4.0	17,379	6.0
Tier I (Core) Capital (to adjusted assets)	39,140	9.0	17,462	4.0	21,827	5.0

As of December 31, 2011:
Total Capital (to risk-weighted assets)	$42,624	14.7%	$23,139	8.0%	$28,924	10.0%
Tier I Capital (to risk-weighted assets)	38,981	13.5	11,570	4.0	17,354	6.0
Tier I Capital (to average assets)	38,981	8.7	17,956	4.0	22,445	5.0

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

No material changes in the Company’s off-statement of financial condition arrangements occurred during the three months ended March 31, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

In management’s opinion, there has been no material changes in the quantitative and qualitative information about market risk provided in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  Please see the Company’s 2011 annual report on Form 10-K for a more detailed discussion of the Company’s interest rate sensitivity analysis.

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

Item 1A.  Risk Factors

Except as otherwise discussed below, there have been no material changes to the risk factors in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

The pending merger and related transactions involving the Company and Great Western are not guaranteed to occur. Failure to comply with the terms of the Merger Agreement in the interim could adversely affect our business. If the Merger and related transactions do not occur, our business, results of operations and our stock price could be materially adversely affected.

On March 12, 2012, the Company entered into the Merger Agreement and related agreements with Great Western and 150, pursuant to which 150 will merge with and into the Company and the Company will become a wholly-owned subsidiary of Great Western.  The Company will then merge with and into Great Western and the Bank will merge with and into Great Western Bank.  As of the effective time of the Merger, each share of the Company’s common stock will be converted into the right to receive $30.58 in cash. Consummation of the Merger is subject to the satisfaction of a number of conditions, including but not limited to (i) approval of the Merger by the holders of a majority of the outstanding shares of the Company’s common stock; (ii) the receipt of all required regulatory approvals and non-objections, without significant adverse or burdensome conditions; and (iii) the absence of a material adverse change with respect to the Company, as well as other conditions to closing as are customary in transactions such as the Merger.  External factors that are beyond the control of the Company, such as lack of shareholder approval, regulatory approval or non-objection, or potential shareholder litigation, could cause a delay or inability of the Company to consummate the Merger or the other related transactions.

As a result of the pending Merger: (i) the attention of management and employees may be diverted from day to day operations as they focus on matters relating to preparation for integration of the Bank’s operations with those of Great Western Bank; (ii) the restrictions and limitations on the conduct of the Company’s business pending the Merger and other related transactions may disrupt or otherwise adversely affect our business and our relationships with our customers, and may not be in the best interests of the Company if it were to have to act as an independent entity following a termination of the Merger Agreement; (iii) the Company’s ability to retain its existing employees may be adversely affected due to the uncertainties created by the Merger; and (iv) the Company’s ability to maintain existing customer relationships, or to establish new ones, may be adversely affected. Any delay in consummating the Merger may exacerbate these issues.

There can be no assurance that all of the conditions to closing will be satisfied, or where possible, waived, or that the Merger and/or related transactions will become effective. If the Merger and/or related transactions do not become effective because all conditions to closing are not satisfied, or because one of the parties, or all of the parties mutually, terminate the Merger Agreement, the following adverse effects are possible: (i) the Company’s shareholders will not receive the consideration which Great Western has agreed to pay; (ii) the Company’s stock price may decline; (iii) the Company’s business may have been adversely affected; (iv) the Company will have incurred significant transaction costs; and (v) under certain circumstances, the Company may have to pay Great Western a termination fee of up to $1,660,000.

Item 6.  Exhibits

Exhibit No.	Description	Reference No.
3.1	Articles of Incorporation of North Central Bancshares, Inc.	(1)
3.2	Bylaws of North Central Bancshares, Inc., as amended	(2)
3.3	Articles of Amendment to the Articles of Incorporation	(3)
4.1	Specimen Stock Certificate of North Central Bancshares, Inc.	(4)
10.1	Agreement and Plan of Merger, dated as of March 12, 2012, by and among North Central Bancshares, Inc., Great Western Bancorporation, Inc. and 150, Inc.	(5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101
Interactive data files: (i) Consolidated Statements of Financial Condition at March 31, 2012 and December 31, 2011 (unaudited), (ii) Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011 (unaudited); (iv) Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2012 and 2011 (unaudited), (v) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.**

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

(1)	Incorporated herein by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2009.

(2)	Incorporated herein by reference to the Annual Report on Form 10-K filed with the SEC on March 29, 2004.

(3)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on January 7, 2009.

(4)	Incorporated herein by reference to the Registration Statement No. 33-80493 on Form S-1 filed with the SEC on December 18, 1995, as amended.

(5)	Incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on March 13, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTH CENTRAL BANCSHARES, INC.

Date: May 10, 2012	BY: /s/ David M. Bradley
David M. Bradley, Chairman, President & CEO (Principal Executive Officer)

Date: May 10, 2012	BY: /s/ Jane M. Funk
Jane M. Funk, Chief Financial Officer and Treasurer (Principal Financial Officer)